Form 10-Q
period 2010-10-30
Vera Bradley, Inc.
filed 2010-12-13
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 001-34918

VERA BRADLEY, INC.

(Exact name of registrant as specified in its charter)

Indiana	27-2935063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2208 Production Road, Fort Wayne, Indiana	46808
(Address of principal executive offices)	(Zip Code)

(877) 708-8372

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 40,506,670 shares of its common stock outstanding as of December 8, 2010.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible inability to maintain and enhance our brand;

•	possible inability to successfully implement our growth strategies or manage our growing business;

•	possible inability to successfully open and operate new stores as planned; and

•	possible inability to sustain levels of comparable-store sales.

We derive many of our forward-looking statements from our operating plans and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” beginning on page 8 of the prospectus constituting part of our Registration Statement on Form S-1, as amended (Registration No. 333-167934), which became effective on October 20, 2010.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.

Consolidated Balance Sheets

($ in thousands)

(unaudited)

	October 30, 2010	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$5,873	$6,509
Accounts receivable, net	28,842	31,013
Inventories	83,688	66,535
Other current assets	5,724	6,468
Deferred income taxes	9,105	—

Total current assets	133,232	110,525

Property, plant, and equipment, net	41,140	40,123
Restricted cash	—	1,500
Other assets	2,525	1,604

Total assets	$176,897	$153,752

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,785	$19,221
Distributions payable	—	1,091
Accrued employment costs	13,814	14,181
Other accrued liabilities	10,744	9,772
Current portion of long-term debt	82	5,022

Total current liabilities	45,425	49,287

Long-term debt	76,978	25,114
Deferred income taxes	2,501	—
Other long-term liabilities	1,996	1,458

Total liabilities	126,900	75,859

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock (Class A), voting, without par value; October 30, 2010 – no shares authorized, issued, or outstanding; January 30, 2010 – 35,437 shares authorized, 2,835 shares issued and outstanding	—	1
Common stock (Class B), non-voting, without par value; October 30, 2010 – no shares authorized, issued, or outstanding; January 30, 2010 – 53,155,500 shares authorized, 35,437,712 shares issued and outstanding	—	—
Common stock, without par value; October 30, 2010 – 200,000,000 shares authorized, 40,506,670 shares issued and outstanding; January 30, 2010 – no shares authorized, issued, or outstanding	—	—
Additional paid-in-capital	71,833	—
Retained earnings (accumulated deficit)	(21,836)	77,892

Total shareholders’ equity	49,997	77,893

Total liabilities and shareholders’ equity	$176,897	$153,752

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

($ in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net revenues	$91,595	$72,752	$256,672	$203,839
Cost of sales	39,921	32,874	109,362	99,724

Gross profit	51,674	39,878	147,310	104,115
Selling, general, and administrative expenses	53,239	30,030	125,824	84,755
Other income	1,373	3,385	5,286	8,365

Operating income (loss)	(192)	13,233	26,772	27,725
Interest expense, net	584	259	1,227	1,274

Income (loss) before income taxes	(776)	12,974	25,545	26,451
Income tax (benefit) expense	(6,775)	208	(6,418)	523

Net income	$5,999	$12,766	$31,963	$25,928

Basic weighted-average shares outstanding	36,082,298	35,440,547	35,654,464	35,440,547
Diluted weighted-average shares outstanding	36,213,361	35,440,547	35,699,156	35,440,547
Basic net income per share	$0.17	$0.36	$0.90	$0.73
Diluted net income per share	0.17	0.36	0.90	0.73
Basic distributions per share	3.12	0.09	3.69	0.28
Diluted distributions per share	3.11	0.09	3.69	0.28

Pro forma income information (Notes 1 and 6):
Income (loss) before income taxes	$(776)	$12,974	$25,545	$26,451
Pro forma income tax expense	1,256	5,190	11,885	10,580

Pro forma net income (loss)	$(2,032)	$7,784	$13,660	$15,871

Pro forma basic weighted-average shares outstanding	36,082,298	35,440,547	35,654,464	35,440,547
Pro forma diluted weighted-average shares outstanding	36,082,298	35,440,547	35,699,156	35,440,547
Pro forma basic net income (loss) per share	$(0.06)	$0.22	$0.38	$0.45
Pro forma diluted net income (loss) per share	(0.06)	0.22	0.38	0.45

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statement of Shareholders’ Equity

($ in thousands)

(unaudited)

	Number of Shares			Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Equity
	Common Stock (Class A) Voting	Common Stock (Class B) Non-Voting	Common Stock
Balance at January 30, 2010	2,835	35,437,712	—	$1	$—	$77,892	$77,893
Net income	—	—	—	—	—	31,963	31,963
Distributions to “S” Corporation shareholders	—	—	—	—	—	(131,691)	(131,691)
Issuance of stock upon vesting of stock-based awards	—	28,881	1,066,123	—	—	—	—
Repurchase and retirement of stock	—	(28,881)	—	—	(304)	—	(304)
Reorganization (see Note 1)	(2,835)	(35,437,712)	35,440,547	(1)	1	—	—
Issuance of stock in IPO, net of costs	—	—	4,000,000	—	56,337	—	56,337
Stock-based compensation	—	—	—	—	15,799	—	15,799

Balance at October 30, 2010	—	—	40,506,670	$—	$71,833	$(21,836)	$49,997

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities
Net income	$31,963	$25,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,193	6,905
Provision for doubtful accounts	119	687
Loss on disposal of fixed assets	278	267
Write-off of debt-issuance costs	227	—
Stock-based compensation	15,799	—
Deferred income taxes	(6,604)	—
Changes in assets and liabilities:
Accounts receivable	2,052	4,826
Inventories	(17,153)	13,639
Other assets	700	254
Accounts payable	1,564	2,393
Accrued and other liabilities	1,143	5,255

Net cash provided by operating activities	36,281	60,154

Cash flows from investing activities
Purchases of fixed assets	(7,303)	(4,864)
Restricted cash on deposit	1,500	—

Net cash used in investing activities	(5,803)	(4,864)

Cash flows from financing activities
Payments on financial-institution debt	(58,900)	(51,250)
Borrowings on financial-institution debt	105,673	13,500
Payments on vendor-financed debt	(34)	(248)
Payments on related-party debt	—	(3,488)
Payments on cash surrender value – life insurance	—	(600)
Payments of debt-issuance costs	(1,104)	—
Issuance of stock, net of costs	56,337	—
Repurchase of stock	(304)	—
Payments of distributions	(132,782)	(9,625)

Net cash used in financing activities	(31,114)	(51,711)

Increase (decrease) in cash and cash equivalents	$(636)	$3,579
Cash and cash equivalents, beginning of period	6,509	776

Cash and cash equivalents, end of period	$5,873	$4,355

Supplemental disclosure of non-cash activity
Vendor-financed purchases of fixed assets	$185	$136

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Description of the Company and Basis of Presentation

Vera Bradley, Inc. was formed as an Indiana corporation on June 23, 2010, for the purpose of reorganizing the corporate structure of Vera Bradley Designs, Inc. On October 3, 2010, the shareholders of Vera Bradley Designs, Inc. contributed all of their shares of Class A Voting Common Stock and Class B Non-Voting Common Stock of Vera Bradley Designs, Inc. to Vera Bradley, Inc. in return for shares of Vera Bradley, Inc. Class A Voting Common Stock and Class B Non-Voting Common Stock on a one-for-one basis. In addition, effective October 3, 2010, Vera Bradley Designs, Inc. converted from an “S” Corporation to a “C” Corporation for income-tax purposes. Further, on October 18, 2010, Vera Bradley, Inc. recapitalized all of its Class A Voting Common Stock and Class B Non-Voting Common Stock into a single class of common stock and effectuated a 35.437-for-1 stock split of all outstanding shares of its common stock. These events collectively are referred to as the “Reorganization.” As a result of the Reorganization, Vera Bradley Designs, Inc. became a wholly owned subsidiary of Vera Bradley, Inc. Except where context requires or where otherwise indicated, the terms “Company” and “Vera Bradley” refer to Vera Bradley Designs, Inc. and its subsidiaries before the Reorganization and to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc., after the Reorganization. All historical common stock and per share common stock information has been changed to reflect the stock split.

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Indirect and Direct. The Indirect business consists of sales of Vera Bradley products to approximately 3,300 independent retailers, substantially all of which are located in the United States, as well as select national retailers and third-party e-commerce sites. The Direct business consists of sales of Vera Bradley products through the Company’s full-price stores, outlet stores, verabradley.com, and an annual outlet sale in Fort Wayne, Indiana. As of October 30, 2010, the Company operated 34 full-price stores and four outlet stores.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-167934), which was declared effective on October 20, 2010.

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 30, 2010, and October 31, 2009, refer to the thirteen-week periods ended on those dates.

Comprehensive Income

The Company has excluded the Statement of Comprehensive Income from these consolidated financial statements because comprehensive income equals net income.

Pro Forma Income Statement Information

Prior to the Reorganization, the Company was taxed as an “S” Corporation for purposes of federal and state income taxes. Accordingly, each of the Company’s shareholders was required to include his or her portion of the Company’s taxable

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

income or loss on his or her federal and state income tax returns. As part of the Reorganization, the Company’s “S” Corporation status automatically terminated and the Company became subject to increased taxes.

The unaudited pro forma income statement information gives effect to an adjustment for income tax expense as if the Company had been a “C” Corporation as of the beginning of each period presented. See Note 6 for additional information regarding pro forma income tax expense.

2.	Earnings Per Share

Net income per share is computed under the provisions of ASC 260, Earnings Per Share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and restricted-stock units. The components of basic and diluted net income per share are as follows:

($ in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Numerator:
Net income	$5,999	$12,766	$31,963	$25,928

Denominator:
Weighted-average number of common shares (basic)	36,082,298	35,440,547	35,654,464	35,440,547
Dilutive effect of stock-based awards	131,063	—	44,692	—

Weighted-average number of common shares (diluted)	36,213,361	35,440,547	35,699,156	35,440,547

Earnings per share:
Basic	$0.17	$0.36	$0.90	$0.73

Diluted	$0.17	$0.36	$0.90	$0.73

3.	Fair Value of Financial Instruments

The carrying amounts reflected on the consolidated balance sheets for cash and cash equivalents, receivables, other current assets, debt, and payables approximated their fair values as of October 30, 2010, and January 30, 2010.

4.	Inventories

The components of inventories are as follows:

($ in thousands)

	October 30, 2010	January 30, 2010
Raw materials	$10,450	$8,414
Work in process	1,840	2,074
Finished goods	71,398	56,047

Total Inventories	$83,688	$66,535

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

5.	Long-Term Debt

Long-term debt consisted of the following as of October 30, 2010, and January 30, 2010:

($ in thousands)

	October 30, 2010	January 30, 2010
Financial-institution debt	$76,773	$30,000
Vendor-financed debt	287	136

	77,060	30,136

Less: Current maturities	82	5,022

	$76,978	$25,114

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by Vera Bradley, Inc. and its subsidiaries (other than Vera Bradley Designs, Inc.). The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of October 30, 2010.

Borrowings under the credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At October 30, 2010, the interest rate on outstanding borrowings under the credit agreement was 1.8%. The Company had borrowing availability of $48.2 million under the agreement as of October 30, 2010.

In connection with the amendment and restatement of the credit agreement, the Company incurred debt-issuance costs of $1.1 million. These costs, together with $0.2 million of unamortized debt-issuance costs relating to certain portions of the original credit agreement, are included in other current assets and other assets on the accompanying consolidated balance sheet as of October 30, 2010, and will be amortized to interest expense over the five-year term of the amended and restated credit agreement. Also in connection with the amendment and restatement of the credit agreement, the Company wrote off, to interest expense, $0.2 million of unamortized debt-issuance costs relating to certain other portions of the original credit agreement.

6.	Income Taxes

Prior to October 3, 2010, Vera Bradley Designs, Inc. was taxed as an “S” Corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code, and therefore was not subject to federal and state income taxes (subject to exception in a limited number of state and local jurisdictions that do not recognize the “S” Corporation status). On October 3, 2010, as part of the Reorganization, the Company’s “S” Corporation status automatically terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates. As a result of the conversion, the Company recorded a net deferred tax asset and a one-time deferred tax benefit of $2.8 million on the conversion date. Vera Bradley Designs, Inc. will file a tax return for the period January 1, 2010, through October 2, 2010, as an “S” Corporation. The Company also will file a tax return as a “C” Corporation for the period October 3, 2010, through December 31, 2010.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

The Company accounts for income taxes and the related accounts under the liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial-statement and tax bases of assets and liabilities using enacted tax rates to be in effect during the year in which the basis differences reverse.

The following table provides a reconciliation of differences from the U.S. federal statutory rate of 35% on an actual and a pro-forma basis for the thirteen and thirty-nine weeks ended October 30, 2010:

($ in thousands)

	Thirteen Weeks Ended October 30, 2010		Thirty-Nine Weeks Ended October 30, 2010
	Actual	Pro Forma	Actual	Pro Forma
“C” Corporation tax (benefit) expense
Federal taxes at 35% statutory rate	$(4,523)	$(271)	$(4,523)	$8,941
State and local income taxes	(576)	(35)	(576)	1,139
Nondeductible stock-based compensation	1,198	1,686	1,198	1,686
Impact of change in tax status	(2,758)	—	(2,758)	—
Other	(237)	(124)	(237)	119

Total “C” Corporation tax (benefit) expense	(6,896)	1,256	(6,896)	11,885
“S” Corporation tax expense	121	—	478	—

Total income tax (benefit) expense	$(6,775)	$1,256	$(6,418)	$11,885

Pro forma tax expense for the thirteen and thirty-nine weeks ended October 31, 2009, was calculated at an assumed combined federal, state, and local effective tax rate of 40%, which approximates the calculated effective tax rate for each of those periods.

For the quarter ended October 30, 2010, the Company recorded an income tax benefit of $6.8 million. The benefit was comprised of (1) the one-time deferred tax benefit of $2.8 million recognized upon the “S” Corporation termination and (2) a benefit of $4.1 million related to the activity for the period in which the Company was a “C” Corporation (October 3, 2010, through October 30, 2010) at an effective tax rate of 41.3%, offset in part by $0.1 million of state taxes related to taxing jurisdictions that did not recognize the Company’s previous “S” Corporation status. Included in this benefit is tax expense of $1.2 million related to permanently nondeductible stock-based compensation expense associated with restricted-stock awards that vested during the thirteen weeks ended October 30, 2010.

Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

7.	Shareholders’ Equity

On July 1, 2010, the Company initially filed its Registration Statement with the SEC. The Registration Statement, as amended, became effective on October 20, 2010, and the initial public offering (“IPO”) closed on October 26, 2010. As part of the IPO, the Company sold 4,000,000 shares of its common stock, raising net proceeds of approximately $56.3 million, after deducting the underwriting discount and costs incurred related to the IPO.

In conjunction with the Reorganization described in Note 1, on October 3, 2010, the Company distributed to its then-shareholders, in proportion to their share ownership, notes in an aggregate principal amount of $106.0 million, or 100% of the Company’s undistributed taxable income from the date of formation through October 2, 2010, the day prior to the date on which Vera Bradley Designs, Inc. terminated its “S” Corporation status. The Company recorded this distribution through an adjustment to retained earnings. On October 29, 2010, using the net proceeds from the IPO together with borrowings under the amended and restated credit agreement, the Company paid in full the principal amount of, and the interest due on, the notes.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

Also in conjunction with the Reorganization, on October 18, 2010, the Company recapitalized all of its Class A Voting Common Stock and Class B Non-Voting Common Stock into a single class of common stock and effectuated a 35.437-for-1 stock split of all outstanding shares of its common stock. The Company’s articles of incorporation, as amended on October 18, 2010, authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of October 30, 2010.

8.	Stock-Based Compensation

The Company accounts for stock-based compensation under the fair-value recognition provisions of ASC 718, Stock Compensation. Under these provisions, for its awards of restricted stock and restricted-stock units, the Company recognizes share-based compensation expense in an amount equal to the fair market value of the underlying stock on the grant date of the respective award. This expense, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period. For restricted-stock awards granted prior to the Company’s IPO, the Company recognized stock-based compensation expense over the period the restrictions were to lapse and, then, in full upon the IPO.

Pre-IPO Awards of Restricted Stock

In July 2010, the Company granted a total of 1,095,004 restricted-stock awards to certain management-level employees and non-employee directors under the 2010 Restricted Stock Plan. The restrictions on these awards were to lapse after one year or upon an IPO. As of July 31, 2010, the Company had $15.7 million of unrecognized compensation expense related to these awards. In August 2010, the Company repurchased 28,881 of these awards to fund tax payments made by certain award recipients. In October 2010, upon the commencement of the IPO, all of the remaining awards outstanding became fully vested. Accordingly, the Company recognized $15.7 million of compensation expense relating to these awards during the quarter ended October 30, 2010.

Awards of Restricted-Stock Units

In connection with the IPO, during the quarter ended October 30, 2010, the Company granted a total of 56,675 restricted-stock units to all of its employees under the 2010 Equity and Incentive Plan. These units vest on the second anniversary of the grant date, provided that the respective award recipient continues to be employed by the Company on that date. The grant-date fair value of these awards totaled $0.9 million. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over two years. The Company recognized $0.01 million of compensation expense relating to these awards in the thirteen weeks ended October 30, 2010. As of October 30, 2010, the Company had $0.7 million of unrecognized compensation expense related to these awards.

9.	Commitments and Contingencies

The Company is subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal, employee benefit, environmental, and other matters. Management believes that the likelihood is remote that any of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

10.	Segment Reporting

The Company has two operating segments, which are also its reportable segments, Indirect and Direct. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.

The Indirect segment represents activity driven by revenues generated through the distribution of Company-branded products to approximately 3,300 independent Indirect retailers across the United States. The Direct segment includes the Company’s full-price and outlet stores, e-commerce activity driven by the Company’s website, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end customers.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, IT, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s reportable segments, Indirect and Direct. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

($ in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Segment net revenues:
Indirect	$59,754	$54,466	$161,286	$142,327
Direct	31,841	18,286	95,386	61,512

Total	$91,595	$72,752	$256,672	$203,839

Segment operating income:
Indirect	$23,624	$22,269	$67,843	$50,051
Direct	8,968	4,671	28,012	16,069

Total	$32,592	$26,940	$95,855	$66,120

Reconciliation:
Segment operating income	$32,592	$26,940	$95,855	$66,120
Less:
Unallocated corporate expenses	(32,784)	(13,707)	(69,083)	(38,395)

Operating income (loss)	$(192)	$13,233	$26,772	$27,725

Sales outside of the United States are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen and thirty-nine weeks ended October 30, 2010, and October 31, 2009. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of this report.

Overview

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish and highly functional accessories for women. Our products include a wide offering of handbags, accessories, and travel and leisure items. Over our 28-year history, Vera Bradley has become a true lifestyle brand that appeals to a broad range of consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. We have positioned our brand to highlight the high quality, distinctive and vibrant styling, and functional design of our products. Frequent releases of new designs help keep the brand fresh and our customers continually engaged.

We generate revenues by selling products through two reportable segments: Indirect and Direct. As of October 30, 2010, our Indirect business consisted of sales of Vera Bradley products to approximately 3,300 independent retailers, substantially all of which are located in the United States, as well as to select national retailers and independent e-commerce sites. As of October 30, 2010, our Direct business consisted of sales of Vera Bradley products through our 34 full-price stores, four outlet stores, verabradley.com, and our annual outlet sale in Fort Wayne, Indiana. We began selling directly to consumers through verabradley.com in 2006, and we opened our first retail store in 2007.

Over the past five years, we have grown rapidly as a result of the successful implementation of strategic initiatives. These initiatives included enhancing our merchandising strategy, establishing a multi-channel distribution sales model, and expanding our supply chain capabilities, product development processes, and information systems to improve operational flexibility and profitability.

We believe there is a significant opportunity to grow our store base, as we believe the market in the United States can support at least 300 Vera Bradley full-price stores. To that end, during the thirty-nine weeks ended October 30, 2010, we opened eight full-price stores and three outlet stores, including three full-price stores and two outlet stores during the quarter ended October 30, 2010. We plan to open one additional full-price store during the remainder of fiscal 2011.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include that we may not be able to effectively predict and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations for new stores, and that we may not be able to effectively manage our future growth. Addressing these risks could divert our attention from continuing to build on the strengths that we believe have driven the growth of our business, but we believe our focus on brand identity, customer loyalty, a distinctive shopping experience, product development expertise, and company culture will contribute positively to our results.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures.

Net Revenues

Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Indirect segment reflect revenues from sales to Indirect retailers. Revenues for the Direct segment reflect revenues from sales through our full-price and outlet stores, verabradley.com, and our annual outlet sale.

Comparable-Store Sales

Comparable-store sales are calculated based upon our stores that have been open at least 12 full fiscal months as of the end of the reporting period. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable-store sales may not be comparable to similar data made available by other companies. Non-comparable store sales include sales from stores not included in comparable-store sales.

Measuring the change in year-over-year comparable-store sales allows us to evaluate how our store base is performing. Various factors affect our comparable-store sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Competition;

•	The timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing;

•	The level of customer service that we provide in stores;

•	Our ability to source and distribute products efficiently;

•	The number of stores we open and close in any period; and

•	The timing and success of promotional and advertising efforts.

Gross Profit

Gross profit is equal to our net revenues less our cost of sales. Gross margin measures gross profit as a percentage of our net revenues. Cost of sales includes the direct cost of purchased merchandise, manufactured merchandise, distribution center costs, operations overhead, duty, and all inbound freight costs incurred. The components of our reported cost of sales may not be comparable to those of other retail and wholesale companies.

Gross profit can be impacted by changes in volume, operational efficiencies, such as leveraging of fixed costs, promotional activities, such as free shipping, and fluctuations in pricing structures within e-commerce and the annual outlet sale. Price changes in the Indirect and Direct channels, excluding e-commerce and the annual outlet sale, have had an insignificant impact as we have not had a standard practice of price increases or decreases.

Prior to calendar year 2006, we sourced the majority of our finished products domestically. Today, the significant majority of our products are sourced internationally. During this same period, we began direct sourcing of our raw materials and brought management of logistics in-house. These sourcing changes, along with better cost management, contributed to improvements in gross margin over this period.

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses fall into three categories: (1) selling; (2) advertising, marketing, and product development; and (3) administrative. Selling expenses include Direct business expenses such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include compensation costs for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations. SG&A expenses increase as the number of stores increases, but not in the same proportion as the associated increase in revenues.

Other Income

We support many of our Indirect retailers’ marketing efforts by distributing certain catalogs and promotional mailers to current and prospective customers. Our Indirect retailers reimburse us for a portion of the cost to produce these materials. Reimbursement received is recorded as other income. The related cost to design, produce, and distribute the catalogs and mailers is recorded as SG&A expense.

Operating Income

Operating income equals gross profit less SG&A expenses and plus other income. Operating income excludes interest income, interest expense, and income taxes.

Income Taxes

Prior to October 3, 2010, we were taxed as an “S” Corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code, and therefore were not subject to federal and state income taxes (subject to exception in a limited number of state and local jurisdictions that do not recognize the “S” Corporation status). On October 3, 2010, our “S” Corporation status automatically terminated and we became subject to corporate-level federal and state income taxes at prevailing corporate rates.

Our provisions for income taxes for interim reporting periods are based on an estimate of the effective tax rate for each of the periods presented. The computation of the effective tax rate includes a forecast of our estimated ordinary income (loss), which is the annual income (loss) from operations before income tax, excluding unusual or infrequently occurring (or discrete) items.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues.

($ in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$91,595	$72,752	$256,672	$203,839
Cost of sales	39,921	32,874	109,362	99,724

Gross profit	51,674	39,878	147,310	104,115
Selling, general, and administrative expenses	53,239	30,030	125,824	84,755
Other income	1,373	3,385	5,286	8,365

Operating income (loss)	(192)	13,233	26,772	27,725
Interest expense, net	584	259	1,227	1,274

Income (loss) before income taxes	(776)	12,974	25,545	26,451
Income tax (benefit) expense	(6,775)	208	(6,418)	523

Net income	$5,999	$12,766	$31,963	$25,928

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.6%	45.2%	42.6%	48.9%

Gross profit	56.4%	54.8%	57.4%	51.1%
Selling, general, and administrative expenses	58.1%	41.3%	49.0%	41.6%
Other income	1.5%	4.7%	2.1%	4.1%

Operating income (loss)	(0.2)%	18.2%	10.4%	13.6%
Interest expense, net	0.6%	0.4%	0.5%	0.6%

Income (loss) before income taxes	(0.8)%	17.8%	10.0%	13.0%
Income tax (benefit) expense	(7.4)%	0.3%	(2.5)%	0.3%

Net income	6.5%	17.5%	12.5%	12.7%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-price store data for the periods indicated:

($ in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues by Segment:
Indirect	$59,754	$54,466	$161,286	$142,327
Direct	31,841	18,286	95,386	61,512

Total	$91,595	$72,752	$256,672	$203,839

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Percentage of Net Revenues by Segment:
Indirect	65.2%	74.9%	62.8%	69.8%
Direct	34.8%	25.1%	37.2%	30.2%

Total	100.0%	100.0%	100.0%	100.0%

Full-Price Store Data: (1)
Total stores open at end of period	34	25	34	25
Comparable-store sales increase (2)	32.5%	35.2%	28.2%	35.8%
Total gross square footage at end of period	62,039	46,732	62,039	46,732
Average net revenues per gross square foot (3)	$175	$134	$528	$419

(1)	These data exclude our four outlet stores as of October 30, 2010.
(2)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

Thirteen Weeks Ended October 30, 2010, Compared to Thirteen Weeks Ended October 31, 2009

Net Revenues

For the thirteen weeks ended October 30, 2010, net revenues increased $18.8 million, or 25.9%, to $91.6 million, from $72.8 million in the comparable prior-year period.

Indirect. For the thirteen weeks ended October 30, 2010, net revenues increased $5.3 million, or 9.7%, to $59.8 million, from $54.5 million in the comparable prior-year period, due to increased sales volume to our Indirect retailers, driven primarily by strong demand for our fall and winter collections as well as improved product availability compared to prior-year product shortages that resulted from our inventory-management efforts during the economic downtown.

Direct. For the thirteen weeks ended October 30, 2010, net revenues increased $13.5 million, or 74.1%, to $31.8 million, from $18.3 million in the comparable prior-year period. The increase resulted from $6.3 million in non-comparable store sales, a $5.4 million increase in e-commerce revenues due primarily to greater traffic from marketing initiatives, and a comparable-store sales increase of $1.8 million, or 32.5%. The number of our full-price and outlet stores grew from 25 at October 31, 2009, to 38 at October 30, 2010.

Gross Profit

For the thirteen weeks ended October 30, 2010, gross profit increased $11.8 million, or 29.6%, to $51.7 million, from $39.9 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 56.4% for the thirteen weeks ended October 30, 2010, from 54.8% in the comparable prior-year period. The increase in gross margin resulted primarily from improved efficiency in our utilization of raw materials as a result of our expanding outlet-store channel and from a mix shift attributable to the growth of our retail-store net revenues.

Selling, General, and Administrative Expenses

For the thirteen weeks ended October 30, 2010, SG&A expenses increased $23.2 million, or 77.3%, to $53.2 million, from $30.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 58.1% and 41.3% for the fiscal quarters ended October 30, 2010, and October 31, 2009, respectively.

For the thirteen weeks ended October 30, 2010, selling expenses increased $6.7 million, or 49.7%, to $20.1 million, from $13.4 million in the comparable prior-year period. As a percentage of net revenues, selling expenses were 22.0% and 18.5% for the fiscal quarters ended October 30, 2010, and October 31, 2009, respectively. The increase in selling expenses was due in part to increased store operational costs as a result of new store openings and to e-commerce and store marketing initiatives to drive increased traffic. The increase also resulted from costs associated with the Company’s semi-annual product introduction and education event (the Premiere) for Indirect retailers held in October 2010 (no similar event was held in the comparable prior-year period) and from other increased expenses as a result of the increase in revenues.

For the thirteen weeks ended October 30, 2010, advertising, marketing, and product development expenses decreased $1.0 million, or 11.6%, to $7.6 million, from $8.6 million in the comparable prior-year period. As a percentage of net revenues, advertising, marketing, and product development expenses were 8.3% and 11.9% for the fiscal quarters ended October 30, 2010, and October 31, 2009, respectively. The decrease was primarily the result of a decline in the number of catalogs and direct mailers we produced as a result of refining the marketing support for our Indirect retailers. The decrease attributable to this decline was offset in part by higher costs associated with our expanded product design capabilities and with the increase in revenues.

For the thirteen weeks ended October 30, 2010, administrative expenses increased $17.5 million, or 219.7%, to $25.5 million, from $8.0 million in the comparable prior-year period. As a percentage of net revenues, administrative expenses were 27.9% and 11.0% for the fiscal quarters ended October 30, 2010, and October 31, 2009, respectively. The increase in administrative expenses was due primarily to $15.7 million of stock-based compensation expense associated with the vesting of restricted-stock awards upon our initial public offering (“IPO”) and to increased professional services fees related in part to our transition from a private to a public company.

Other Income

For the thirteen weeks ended October 30, 2010, other income declined $2.0 million, or 59.4%, to $1.4 million, from $3.4 million in the comparable prior-year period. The decrease was due to the above-discussed refinement of the marketing support for our Indirect retailers, which resulted in decreased reimbursement of our advertising expenses.

Operating Income

For the thirteen weeks ended October 30, 2010, operating income decreased $13.4 million, or 101.4%, to a loss of $0.2 million, from income of $13.2 million in the comparable prior-year period. As a percentage of net revenues, operating income was (0.2)% and 18.2% for the thirteen weeks ended October 30, 2010, and October 31, 2009, respectively. This decrease was primarily the result of the previously discussed $15.7 million of stock-based compensation expense associated with the vesting of restricted-stock awards upon our IPO. In addition, as discussed above, selling expenses increased $6.7 million. These increased expenses were partially offset by the previously discussed increase in gross profit.

Operating income for our business segments is provided below. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

($ in millions)

	Thirteen Weeks Ended		$ Change	% Change
	October 30, 2010	October 31, 2009
Operating Income
Indirect	$23.6	$22.3	$1.3	6.1%
Direct	9.0	4.7	4.3	92.0%

Total	32.6	26.9	5.6	21.0%

Less:
Corporate unallocated	(32.8)	(13.7)	(19.1)	139.2%

	$(0.2)	$13.2	$(13.4)	(101.4)%

Indirect. For the thirteen weeks ended October 30, 2010, operating income increased $1.3 million, or 6.1%. This increase was the result of increased gross profit, partially offset by increased selling expenses, as previously discussed.

Direct. For the thirteen weeks ended October 30, 2010, operating income increased $4.3 million, or 92.0%, primarily as a result of the increase in gross profit, as previously discussed. The increase in gross profit was partially offset by increased selling expenses related to store operational costs and marketing initiatives, as previously discussed.

Corporate Unallocated. For the thirteen weeks ended October 30, 2010, unallocated expenses increased $19.1 million, or 139.2%, primarily as a result of increased stock-based compensation expense and increased professional services fees, as previously discussed.

Interest Expense, Net

For the thirteen weeks ended October 30, 2010, net interest expense increased $0.3 million, or 125.0%, to $0.6 million, from $0.3 million in the comparable prior-year period. The increase of $0.3 million was due primarily to a write off, to interest expense, of $0.2 million of unamortized debt-issuance costs relating to certain portions of the original credit agreement in connection with the amendment and restatement of the credit agreement. The remaining $0.1 million was attributable to higher average debt levels.

Income Tax (Benefit) Expense

For the thirteen weeks ended October 30, 2010, we recorded an income tax benefit of $6.8 million. The benefit was comprised of (1) a one-time deferred tax benefit of $2.8 million recognized upon the “S” Corporation termination and (2) a benefit of $4.1 million related to the activity for the period in which we were a “C” Corporation (October 3, 2010, through October 30, 2010) at an effective tax rate of 41.3%, offset in part by $0.1 million of state taxes related to taxing jurisdictions that did not recognize our previous “S” Corporation status. Included in this benefit was tax expense of $1.2 million related to permanently nondeductible stock-based compensation expense associated with restricted-stock awards that vested during the thirteen weeks ended October 30, 2010. For the thirteen weeks ended October 31, 2009, our income tax expense of $0.2 million (calculated at an effective tax rate of 1.6%) was comprised solely of state taxes related to taxing jurisdictions that did not recognize our previous “S” Corporation status. The increase in our effective tax rate resulted from our conversion from an “S” Corporation to a “C” Corporation.

Thirty-Nine Weeks Ended October 30, 2010, Compared to Thirty-Nine Weeks Ended October 31, 2009

Net Revenues

For the thirty-nine weeks ended October 30, 2010, net revenues increased $52.8 million, or 25.9%, to $256.7 million, from $203.8 million in the comparable prior-year period.

Indirect. For the thirty-nine weeks ended October 30, 2010, net revenues increased $19.0 million, or 13.3%, to $161.3 million, from $142.3 million in the comparable prior-year period, due primarily to increased sales volume to our Indirect retailers, driven in turn by improved economic conditions and improved product availability compared to prior-year product shortages that resulted from our inventory-management efforts during the economic downturn.

Direct. For the thirty-nine weeks ended October 30, 2010, net revenues increased $33.9 million, or 55.1%, to $95.4 million, from $61.5 million in the comparable prior-year period. The increase resulted from $13.9 million of non-comparable store sales, a $12.9 million increase in e-commerce revenues due primarily to greater traffic as a result of marketing initiatives, and a comparable-store sales increase of $4.8 million, or 28.2%. The number of our stores grew from 25 at October 31, 2009, to 38 at October 30, 2010. In addition, our annual outlet sale revenues increased by $2.3 million due to an increase in the number of shoppers that attended the sale and higher average product pricing at the sale.

Gross Profit

For the thirty-nine weeks ended October 30, 2010, gross profit increased $43.2 million, or 41.5%, to $147.3 million, from $104.1 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.4% for the thirty-nine weeks ended October 30, 2010, from 51.1% in the comparable prior-year period. The increase in gross margin was due primarily to improved efficiency from vertical integration and increased overseas sourcing, improved efficiency in our utilization of raw materials as a result of our expanding outlet-store channel, higher average product pricing at the annual outlet sale, and a mix shift attributable to the growth of our retail-store net revenues.

Selling, General, and Administrative Expenses

For the thirty-nine weeks ended October 30, 2010, SG&A expenses increased $41.1 million, or 48.5%, to $125.8 million, from $84.8 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 49.0% and 41.6% for the thirty-nine weeks ended October 30, 2010, and October 31, 2009, respectively.

For the thirty-nine weeks ended October 30, 2010, selling expenses increased $14.7 million, or 37.3%, to $54.1 million, from $39.4 million in the comparable prior-year period. As a percentage of net revenues, selling expenses were 21.1% and 19.3% for thirty-nine weeks ended October 30, 2010, and October 31, 2009, respectively. The increase in selling expenses was due primarily to increased store operational costs attributable to new store openings as well as e-commerce and store marketing initiatives to drive increased traffic. The increase in selling expenses also resulted from the Company holding two product introduction and education events (or Premieres) for Indirect retailers during the thirty-nine weeks ended October 30, 2010, compared to only one event during the comparable prior-year period, and from other increased expenses as a result of the increase in revenues.

For the thirty-nine weeks ended October 30, 2010, advertising, marketing, and product development expenses decreased $0.7 million, or 3.1%, to $22.7 million, from $23.5 million in the comparable prior-year period. As a percentage of net revenues, advertising, marketing, and product development expenses were 8.9% and 11.5% for the thirty-nine weeks ended October 30, 2010, and October 31, 2009, respectively. The decrease in these expenses was primarily the result of a decline in the number of catalogs and direct mailers we produced as a result of refining the marketing support for our Indirect retailers, as previously discussed. The decrease attributable to this decline was offset in part by higher employee and other costs associated with our expanded product design capabilities and with the increase in revenues.

For the thirty-nine weeks ended October 30, 2010, administrative expenses increased $27.1 million, or 124.0%, to $49.0 million, from $21.9 million in the comparable prior-year period. As a percentage of net revenues, administrative expenses were 19.1% and 10.7% for the thirty-nine weeks ended October 30, 2010, and October 31, 2009, respectively. The increase in administrative expenses was due primarily to $15.8 million of stock-based compensation expense associated with the vesting of restricted-stock awards in connection with the IPO as well as $6.1 million of expense associated with bonuses paid to recipients of the restricted-stock awards to satisfy a portion of the tax obligation associated with these awards. In addition, we incurred increased professional services fees related in part to our transition from a private to a public company.

Other Income

For the thirty-nine weeks ended October 30, 2010, other income declined $3.1 million, or 36.8%, to $5.3 million, from $8.4 million in the comparable prior-year period. The decrease was due to the above-discussed refinement of the marketing support for our Indirect retailers, which resulted in decreased reimbursement of our advertising expenses.

Operating Income

For the thirty-nine weeks ended October 30, 2010, operating income decreased $1.0 million, or 3.4%, to $26.8 million, from $27.7 million in the comparable prior-year period. As a percentage of net revenues, operating income was 10.4% and 13.6% for the thirty-nine weeks ended October 30, 2010, and October 31, 2009, respectively. This decrease was primarily the result of the previously discussed $15.8 million of stock-based compensation expense associated with the vesting of restricted-stock awards in connection with our IPO and the $6.1 million of expense associated with bonuses paid to recipients of the restricted-stock awards. In addition, as discussed above, selling expenses increased $14.7 million and we incurred increased professional services fees. These increased expenses were partially offset by the previously discussed increase in gross profit.

Operating income for our business segments is provided below. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

($ in millions)

	Thirty-Nine Weeks Ended		$ Change	% Change
	October 30, 2010	October 31, 2009
Operating Income
Indirect	$67.8	$50.1	$17.8	35.5%
Direct	28.0	16.1	11.9	74.3%

Total	95.9	66.1	29.7	45.0%

Less:
Corporate unallocated	(69.1)	(38.4)	(30.7)	79.9%

	$26.8	$27.7	$(1.0)	(3.4)%

Indirect. For the thirty-nine weeks ended October 30, 2010, operating income increased $17.8 million, or 35.5%, primarily as a result of the previously discussed increase in gross profit. This increase was partially offset by increased selling expenses, as previously discussed.

Direct. For the thirty-nine weeks ended October 30, 2010, operating income increased $11.9 million, or 74.3%, primarily as a result of the previously discussed increase in gross profit. This increase was partially offset by increased selling expenses, as previously discussed.

Corporate Unallocated. For the thirty-nine weeks ended October 30, 2010, unallocated expenses increased $30.7 million, or 79.9%, primarily as a result of increased bonus and stock-based compensation expenses and increased professional services fees, as previously discussed.

Interest Expense, Net

For the thirty-nine weeks ended October 30, 2010, net interest expense remained consistent with the comparable prior-year period; the previously discussed write off, to interest expense, of $0.2 million of unamortized debt-issuance costs was offset by lower average debt levels during the thirty-nine weeks ended October 30, 2010.

Income Tax (Benefit) Expense

For the thirty-nine weeks ended October 30, 2010, we recorded an income tax benefit of $6.4 million. The benefit was comprised of (1) a one-time deferred tax benefit of $2.8 million recognized upon the “S” Corporation termination and (2) a benefit of $4.1 million related to the activity for the period in which we were a “C” Corporation (October 3, 2010, through October 30, 2010) at an effective tax rate of 41.3%, offset in part by $0.5 million of state taxes related to taxing jurisdictions that did not recognize our previous “S” Corporation status. Included in this benefit was tax expense of $1.2 million related to permanently nondeductible stock-based compensation expense associated with restricted-stock awards that vested during the thirty-nine weeks ended October 30, 2010. For the thirty-nine weeks ended October 31, 2009, our income tax expense of $0.5 million (calculated at an effective tax rate of 2.0%) was comprised solely of state taxes related to taxing jurisdictions that did not recognize our previous “S” Corporation status. The increase in our effective tax rate resulted from our conversion from an “S” Corporation to a “C” Corporation.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as our primary source of liquidity. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, debt repayments, operational equipment, information technology, and quarterly shareholder distributions to cover estimated tax payments. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially alter the nature and levels of our accounts receivable and inventories, or require materially increased borrowings under our amended and restated credit agreement, in the near future. Further, as a result of our conversion to a “C” Corporation, the Company will no longer make “S” Corporation distributions to shareholders. We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, including expansion of our Direct business, and debt payments for the foreseeable future. We do not anticipate debt service on our amended and restated credit agreement to materially affect our liquidity in the near future.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

($ in thousands)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Net cash provided by operating activities	$36,281	$60,154
Net cash used in investing activities	(5,803)	(4,864)
Net cash used in financing activities	(31,114)	(51,711)

Net Cash Provided by Operating Activities

Net cash provided by operating activities declined in the thirty-nine weeks ended October 30, 2010, to $36.3 million, from $60.2 million in the thirty-nine weeks ended October 31, 2009. The $23.9 million decrease in cash provided by operating activities was driven primarily by a $38.1 million increase in cash outflows related to changes in operating assets and liabilities and a $6.6 million increase in net deferred tax assets, offset in part by a $6.0 million increase in net income and $15.8 million of stock-based compensation expense. The increase in cash outflows related to changes in operating assets and liabilities was primarily the result of an increase in inventories. We brought inventories back to more normalized levels this year after reducing inventory levels last year in response to the weak economic environment.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, operational equipment, and information technology investments.

Net cash used in investing activities was $5.8 million and $4.9 million in the thirty-nine weeks ended October 30, 2010, and October 31, 2009, respectively. Capital expenditures of $7.3 million in the thirty-nine weeks ended October 30, 2010, were $2.4 higher than capital expenditures in the comparable prior-year period due primarily to increased investments in new stores, including the opening of eleven stores during the thirty-nine weeks ended October 30, 2010, compared to four stores during the thirty-nine weeks ended October 31, 2009, and increased spending on information technology investments.

Capital expenditures for fiscal 2011 are expected to be between $12.0 million and $13.0 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $31.1 million in the thirty-nine weeks ended October 30, 2010, driven primarily by $132.8 million of “S” Corporation distributions (including the final “S” Corporation distribution of $106.0 million), offset in part by net IPO proceeds of $56.3 million and net borrowings of $46.8 million under the credit agreement or amended and restated credit agreement. In the thirty-nine weeks ended October 31, 2009, net cash used in financing activities was $51.7 million, resulting primarily from $37.8 million of net repayments on the credit agreement, $3.7 million of payments on vendor-financed and related-party debt, and $9.6 million of “S” Corporation distributions.

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by Vera Bradley, Inc. and its subsidiaries (other than Vera Bradley Designs, Inc.). The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of October 30, 2010.

Borrowings under the credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At October 30, 2010, the interest rate on outstanding borrowings under the credit agreement was 1.8%. The Company had borrowing availability of $48.2 million under the agreement as of October 30, 2010.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s annual consolidated financial statements in the Company’s Registration Statement on Form S-1, as amended (File No. 333-167934).

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 26 of the prospectus constituting part of our amended Registration Statement. As discussed in Note 6 to the consolidated financial statements in this report, on October 3, 2010, in conjunction with our conversion from an “S” Corporation to a “C” Corporation for income-tax purposes, we began recognizing income taxes as a “C” Corporation. As of October 30, 2010, other than this change, there were no significant changes to any of the critical accounting policies and estimates described in the Registration Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 30, 2010, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosure of Market Risks” on page 47 of the prospectus constituting part of our Registration Statement on Form S-1, as amended (File No. 333-167934).

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures were effective as of October 30, 2010.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed beginning on page 8 of the prospectus constituting part of our Registration Statement on Form S-1, as amended (File No. 333-167934).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On October 20, 2010, the Company’s Registration Statement on Form S-1, as amended (File No. 333-167934), was declared effective for the Company’s initial public offering, pursuant to which the Company registered the offering and sale of 4.0 million shares of common stock by the Company, the associated sale of 7.0 million shares of common stock by selling shareholders, and the additional sale pursuant to the underwriters’ over-allotment option for an additional 1.65 million shares of common stock by selling shareholders, at a price of $16.00 per share. On October 26, 2010, the Company sold all 4.0 million shares of common stock for an aggregate offering price of $64.0 million, the selling shareholders sold 8.65 million shares of common stock, including 1.65 million shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $138.4 million, and the offering terminated. The managing underwriters were Robert W. Baird & Co. Incorporated, Piper Jaffray & Co., Wells Fargo Securities, LLC, Key Bank Capital Markets Inc., and Lazard Capital Markets.

As a result of the offering, the Company received net proceeds of $56.3 million, after deducting the underwriting discount of $4.5 million and related fees and expenses of $3.2 million. The Company used the net proceeds from the offering, together with borrowings under its amended and restated credit facility, to pay in full the principal amount of the undistributed earnings notes issued in connection with the Company’s final “S” Corporation distribution. All such payments (totaling $106.0 million) were made to certain directors and officers of the Company or their associates.

There has been no material change in the planned use of proceeds from the Company’s initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

ITEM 6. EXHIBITS

a.	Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3	Form of Restricted Stock Award Agreement under Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.5	Amended and Restated Credit Agreement dated as of October 4, 2010 among Vera Bradley Designs, Inc. and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.6	Parent Guaranty dated as of October 4, 2010 made by Vera Bradley, Inc. in favor of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.7	Reaffirmation of Guaranty and Security Documents dated as of October 4, 2010 by Vera Bradley Designs, Inc., Vera Bradley Retail Stores, LLC and Vera Bradley International, LLC for the benefit of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.8	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.9	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.10	Form of Share Repurchase Agreement (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 333-167934)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc.
(Registrant)

Date: December 13, 2010	/ s / Jeffrey A. Blade
Jeffrey A. Blade
Executive Vice President – Chief Financial and Administrative Officer (duly authorized officer and principal financial officer)