Form 10-K
period 2011-01-29
Vera Bradley, Inc.
filed 2011-04-01
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 001-34918

VERA BRADLEY, INC.

(Exact name of registrant as specified in its charter)

Indiana	27-2935063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2208 Production Road, Fort Wayne, Indiana	46808
(Address of principal executive offices)	(Zip Code)

(877) 708-8372

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded.

The registrant had 40,506,670 shares of its common stock outstanding as of March 31, 2011.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of this report.

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

PART I

Item 1.	Business

Our Company

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish and highly functional accessories for women. Our products include a wide offering of handbags, accessories, and travel and leisure items. Over our 29-year history, Vera Bradley has become a true lifestyle brand that appeals to a broad range of consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. We have positioned our brand to highlight the high quality, distinctive and vibrant styling, and functional design of our products. Frequent releases of new designs help keep the brand fresh and our customers continually engaged.

We generate net revenues by selling products through two reportable segments: Indirect and Direct. As of January 29, 2011, our Indirect business consisted of sales of Vera Bradley products to approximately 3,300 independent retailers, substantially all of which are located in the United States, as well as select national retailers and third party e-commerce sites. As of January 29, 2011, our Direct business consisted of sales of Vera Bradley products through our 35 full-price stores, our four outlet stores, verabradley.com, and our annual outlet sale in Fort Wayne, Indiana. For financial information about our reportable segments, refer to Note 14 of Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

Effective January 1, 2008, we changed our fiscal year to end on the Saturday closest to January 31. Fiscal years ended on January 29, 2011 (“fiscal 2011”), January 30, 2010 (“fiscal 2010”), and January 31, 2009 (“fiscal 2009”), and the current fiscal year will end on January 28, 2012 (“fiscal 2012”). Due to the change to a January year end, we have presented certain financial information as of and for the month ended January 31, 2008, and as of and for the year ended December 31, 2007.

Reorganization Transaction and Stock Split

Vera Bradley, Inc. was formed as an Indiana corporation on June 23, 2010, for the purpose of reorganizing the corporate structure of Vera Bradley Designs, Inc., which was incorporated in Indiana on November 15, 1982. On October 3, 2010, the shareholders of Vera Bradley Designs, Inc. contributed all of their shares of Class A Voting Common Stock and Class B Non-Voting Common Stock of Vera Bradley Designs, Inc. to Vera Bradley, Inc. in return for shares of Vera Bradley, Inc. Class A Voting Common Stock and Class B Non-Voting Common Stock on a one-for-one basis. In addition, effective October 3, 2010, Vera Bradley Designs, Inc. converted from an “S” Corporation to a “C” Corporation for income-tax purposes. Further, on October 18, 2010, Vera Bradley, Inc. recapitalized all of its Class A Voting Common Stock and Class B Non-Voting Common Stock into a single class of common stock and effectuated a 35.437-for-1 stock split of all outstanding shares of its common stock. These events collectively are referred to as the “Reorganization.” As a result of the Reorganization, Vera Bradley Designs, Inc. became a wholly owned subsidiary of Vera Bradley, Inc.

The only significant asset of Vera Bradley, Inc. is its investment in Vera Bradley Designs, Inc., and all of our operations are conducted through Vera Bradley Designs, Inc. Except where context requires or where otherwise indicated, the terms “Company,” “Vera Bradley,” “we,” “our,” and “us” refer to Vera Bradley Designs, Inc. and its subsidiaries before the Reorganization and to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc., after the Reorganization. All historical common stock and per share common stock information has been changed to reflect the stock split.

Our History

Barbara Bradley Baekgaard and Patricia Miller founded the Company in 1982 in Fort Wayne, Indiana, after recognizing a lack of stylish travel accessories in the market. Within weeks, the friends created Vera Bradley, named after Barbara’s mother, and began manufacturing and marketing their distinctive products. The founders, together with the executive management team, have been instrumental in our growth and success. The following timeline sets forth a summary of significant milestones in Vera Bradley’s history:

1982	–	Barbara Bradley Baekgaard and Patricia Miller launched Vera Bradley by introducing three products: the handbag, the sports bag, and the duffel bag.

1987	–	We relocated to our current headquarters in Fort Wayne, Indiana. Ernst & Young honored our Co-Founders with an “Entrepreneur of the Year” award.

1991	–	To accommodate the increasing number of attendees, we relocated our annual outlet sale from a tent in our parking lot to its present location at the Allen County War Memorial Coliseum in Fort Wayne, Indiana.

1998	–	We founded our primary philanthropy, the Vera Bradley Foundation for Breast Cancer.

1999	–	Our products were being sold in all 50 states through Indirect retailers.

2005	–	We launched the Vera Bradley Visual Merchandising Program, providing retailers a framework for presenting the brand and merchandising our products in a consistent manner. In addition, we launched a series of strategic initiatives to build a foundation for future growth.

2006	–	We launched our e-commerce business through our website, verabradley.com.

2007	–	We opened a state-of-the-art warehouse and distribution facility in Fort Wayne, Indiana. In mid-September, we also opened our first store at the Natick Collection, in greater Boston, and opened six additional stores later in the year.

2008	–	We transitioned from using an independent sales force to a sales force comprised entirely of in-house, full-time employees. We opened fourteen additional stores.

2009	–	We opened five additional stores, and in early November, we opened our first outlet store at Chicago Premium Outlets in Aurora, Illinois.

2010	–	We opened a design office in New York City as well as nine additional full-price stores and three additional outlet stores, and we completed our initial public offering.

The passion for design and customer service established by our founders has driven our growth over the past 29 years and remains the cornerstone of Vera Bradley today. As Chief Creative Officer, Ms. Bradley Baekgaard continues to play a role in the team responsible for our day-to-day creative functions, including product development and store design. As our National Spokesperson, Ms. Miller continues to play a role representing the brand at events, business and community functions, and philanthropic activities.

Evolution of Our Business

Beginning in 2005, we embarked on a series of strategic initiatives designed to take advantage of the growing interest in the Vera Bradley brand. These initiatives were designed to strengthen and enhance our business and operating model, expand our demographic and geographic market opportunity, and position us for future growth. The core components of these initiatives included the following:

Merchandising Strategy. To appeal to a broader range of consumers, we developed a mix of pattern and product offerings specifically targeted at different consumer demographics, refined our product release strategy to significantly expand our product portfolio, and increased the number of new patterns released as well as the frequency of new product launches. In addition, we substantially enhanced our visual merchandising strategy, focusing on a consistent presentation of Vera Bradley as a lifestyle brand.

Multi-Channel Distribution Capability. In 2006, we initiated a Direct channel strategy that was designed to expand our brand presence and broaden our consumer demographic while complementing the growing Indirect channel of our business. The first step in establishing the Direct channel of our business was selling directly to consumers through verabradley.com beginning in 2006. In mid-September 2007, we opened our first full-price store. In fiscal 2011, we had more than 32 million visits to verabradley.com, and as of January 29, 2011, we operated 35 full-price stores and four outlet stores.

Infrastructure Investment. Beginning in 2005, we made a series of investments to strengthen our supply chain capabilities, information systems, and product development processes, resulting in substantial cost savings and a more flexible and scalable operating structure. During this period, we shifted our production from a primarily domestic manufacturing model to a more cost-effective global sourcing platform. In 2007, we opened a state-of-the-art warehouse and distribution facility in Fort Wayne, Indiana.

Our Brand

Over 29 years, we have created, developed, and solidified a true lifestyle brand that resonates with a broad range of female consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. Actual employees, family members, and friends are often depicted throughout our advertising in fun, friendly, and family-oriented settings, accentuating our brand image in an authentic manner. Our visual merchandising strategy, particularly in our full-price stores, seeks to create the feeling of home. We believe that our lifestyle brand is well positioned to extend into complementary product categories. The strength of our brand is demonstrated during our annual outlet sale in Fort Wayne, Indiana, a sales event that attracts tens of thousands of highly enthusiastic shoppers from across the country each year.

We have positioned our brand to highlight the high quality, distinctive and vibrant styling, and functional design of our products. At the same time, our frequent releases of new patterns and styles keep the brand fresh, inspire our customers to express their individuality and sense of style in a colorful way, and encourage multiple purchases. We also provide consumers a consistently fresh set of patterns, styles, and products from which to choose that fit with different ages, wardrobes, seasons, and personalities.

We also offer a broad assortment of products that meets our customers’ different functional needs, including: handbags such as purses, totes, and specialty bags; accessories such as wallets, ID cases, and eyewear; and travel and leisure items such as weekend bags, duffel bags, and garment bags. We believe this combination of patterns, styles, and products allows us to appeal to teens, young women, mothers, and grandmothers. Although our customers represent a broad range of demographic segments, our market research has shown that they generally have a common attitude toward the brand: Vera Bradley is a colorful way of allowing them to express their individuality and sense of style.

Competitive Strengths

We believe the following competitive strengths differentiate us within the marketplace and provide a strong foundation for our future growth:

Strong Brand Identity and Positioning. We believe the Vera Bradley brand is highly recognized for its distinctive and vibrant style. Vera Bradley is positioned in the market as a lifestyle brand that inspires consumers to express their individuality and sense of style. We have also positioned our brand to highlight the high quality and functional attributes of our products. The Vera Bradley brand is more price accessible than many competing brands, which allows us to attract a wide range of consumers and inspire repeat purchases.

Exceptional Customer Loyalty. We believe that, as consumers become familiar with the Vera Bradley brand and begin using our products, they become loyal and enthusiastic brand advocates. We believe enthusiasm for our brand inspires repeat purchases and helps us expand our customer base. Our customers often purchase our products as gifts for family members and friends, who, in turn, become loyal customers.

Product Development Expertise. Our product development team combines an understanding of consumer preferences with a knowledge of color, fashion, and style trends to design our products. Our highly creative design associates utilize a disciplined product design process that seeks to maximize the productivity of our product releases and drive consumer demand.

Dynamic Multi-Channel Distribution Model. We offer our products through a diverse choice of shopping options across channels that are intimate, highly shop-able, fun, and characteristic of our brand. Whether they are at a Vera Bradley store, an independent specialty retail store, or verabradley.com, we believe consumers have an opportunity to find the brand in places that match their unique shopping interests. Our multi-channel distribution model enables us to maximize brand exposure and customer access to our products.

Established Network of Indirect Retailers. Our Indirect business consists of an established and diverse network of over 3,300 independent retailers. This channel of gift, apparel and accessories, travel, and specialty retailers, located throughout the United States, provides a strong foundation for our growth. Our Indirect retailers include some of the brand’s strongest advocates, and their passion has been instrumental in the development of our brand.

Distinctive Retail Stores. Our stores provide a shopping experience that is uniquely “Vera Bradley.” We bring the Vera Bradley brand to life in our stores through visual presentation of our wide range of product offerings, the stylish, inviting décor of our stores, and personalized service from our friendly and knowledgeable sales associates. We believe the distinctive shopping experience and personalized service encourage repeat visits and multiple purchases.

Unique Company Culture. We were founded in 1982 by two friends, Barbara Bradley Baekgaard and Patricia Miller, who built our company around their passion for design and commitment to customer service. We believe our founders created a unique company culture that attracts passionate and motivated employees who are excited about our products and our brand. Our employees share our founders’ commitment to Vera Bradley customers. We believe that a fun, friendly, and welcoming work environment fosters creativity and collaboration and that, by empowering our employees to become personally involved in product design, testing, and marketing, they become passionate and devoted brand advocates.

Experienced Management Team. Our senior management team led by Michael C. Ray, our Chief Executive Officer, has extensive experience across a diverse range of disciplines in product design, merchandising, marketing, store development, supply chain management, and finance. The current management team has been instrumental in the development and execution of our long-term strategies.

Growth Strategies

We believe there are significant opportunities to expand our business and increase our net revenues and net income through the execution of the following growth strategies:

Grow in Underpenetrated Markets. Our historic growth focused primarily on the eastern United States, and accordingly, the Vera Bradley brand is most recognized in that region. In recent years, we have successfully expanded our Indirect and Direct channels in key developing markets, including in the midwest and southwest. We believe the success of our expansion efforts is a testament to the strength and portability of our brand and the power of our multi-channel distribution capabilities. We intend to utilize these strengths to further penetrate our existing markets and successfully expand our business into foreign markets and relatively underpenetrated U.S. markets.

Expand Our U.S. Store Base. We plan to expand our retail presence in the United States by opening new stores. We believe that the market in the United States can support at least 300 Vera Bradley full-price stores. We plan to open 14 to 16 new stores over the course of fiscal 2012 and 14 to 20 new stores annually during each of the following five fiscal years. We believe that expansion of our store base complements our Indirect segment by increasing brand awareness and reinforcing our brand image.

Drive Comparable-Store Sales and Our E-Commerce Business. We have several ongoing initiatives to drive comparable-store sales growth, including focusing on store-level merchandising programs and enhancing in-store customer service and selling capabilities. As a key element of our Direct channel strategy, we will continue to grow our e-commerce business through focused marketing efforts, online merchandising initiatives, and social networking sites such as Facebook and Twitter. We believe our retail and e-commerce businesses are complementary and facilitate frequent contact with our customers.

Expand Our Product Offerings. We design products to “accessorize a woman’s life” and believe this core competence serves as a platform for growth within and beyond our current product lines. We have expanded our product offerings to include new line extensions, such as our “Vera Vera” microfiber collection, and brand extensions, such as our paper and stationery collection. We believe that opportunities exist to “accessorize a woman’s life” through complementary product collections that fit within our positioning as a lifestyle brand.

Our Product Release Strategy

We introduce new patterns seasonally, four times per year. Within each season, we generally introduce three to five patterns. These patterns are incorporated into the designs of a wide range of products, including handbags, accessories, and travel and leisure items, that are part of the core seasonal release. These products, which constitute our “Signature Collection” each season, can be classic styles, updates to older designs, or new product introductions.

After each seasonal launch, we release additional new collections, typically once per month throughout the season. These collections often utilize or are inspired by that season’s patterns (e.g., the paper and gift collection in a new pattern), but a few of our releases are separate from the Signature Collection (e.g., the Vera Vera collection in solid colors).

We have increased the number of patterns per Signature release as well as the frequency of subsequent releases over time and believe that the assortment, breadth, and cadence allow us to reach a broader range of consumer demographics and needs. We believe this approach keeps consumers continually engaged with our brand and repeatedly shopping at our points of distribution. In addition, we believe this approach allows us to minimize the risk associated with a single pattern not performing to our expectations. To keep our assortment current and fresh and to focus our inventory investments on our best performers, we discontinue patterns from time to time. We sell our remaining inventory of discontinued products at our annual outlet sale and through our website and outlet stores.

Our Products

The following chart presents net revenues generated by each of our three product categories and other revenues as a percentage of our total net revenues for fiscal 2011, 2010, and 2009:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Handbags	49.2%	52.4%	54.3%
Accessories	31.9%	31.7%	32.0%
Travel and Leisure Items	12.7%	11.1%	9.9%
Other (1)	6.2%	4.8%	3.8%

Total (2)	100.0%	100.0%	100.0%

(1)	Includes primarily merchandising, freight, promotional products, and licensing revenues.
(2)	Excludes net revenues generated by our annual outlet sale.

Handbags. Handbags are a core part of our product offerings and are the primary component of every Signature Collection. The category consists of classic and new styles developed by our product development team to meet consumer demand and drive repeat purchases. Our handbag product category extends beyond handbags to include totes and specialty bags such as baby bags, backpacks, and laptop portfolios. Handbags play a prominent role in our visual merchandising, and we focus on showcasing the different patterns, colors, and features of each bag.

Accessories. Accessories, our second largest revenue category, include fashion accessories such as wallets, ID cases, eyeglass cases, cosmetics, paper and gift products, and eyewear. Accessories are attractively priced and allow the consumer to include some color in her wardrobe, even if tucked into another bag. Our product development team consistently updates the accessories assortment based on consumer demand and fashion trends.

Travel and Leisure Items. Our travel and leisure product category includes duffel bags, garment bags, and travel accessories, such as travel cosmetic cases. The first Vera Bradley product offering included duffel bags, which consistently have been a strong performer. We believe their popularity, as well as the appeal of our other travel and leisure items, results from our vibrant designs, functional styles, and lightweight fabrications.

Product Development

We have implemented a fully integrated and cross-functional product development process that aligns design, market research, merchandise management, sales, marketing, and sourcing. Product development is a core capability that makes our products unique and provides us with a competitive advantage. Our designs and aesthetics set our products apart and drive customer loyalty. Our product development team mixes an understanding of the needs of our target customers with knowledge of upcoming color and fashion trends to design new collections as well as new product categories that will resonate in the market.

We begin the development stage of our products in the Vera Bradley portfolio 12 – 18 months in advance of their release. The development of each new pattern includes the design of an overall print, a complementary fabric backing, and three sizes of coordinating trim materials. To seek fresh perspectives, we collaborate with independent designers to create unique patterns for each season. We oversee the development and exercise the final approval of all patterns and designs. Once developed, we generally copyright each pattern, including the print, fabric backing and coordinating trim. We believe that great design is not only central to our product development efforts, but also is a fundamental part of our brand development and growth strategies. In the past several years, we have made investments to evolve and integrate our product development expertise, including opening a design office in New York City.

Our product development team works to ensure that new collections contain an assortment of products and styles that are in line with both fashion trends and customer needs and regularly updates classic styles to enhance functionality. In addition, we actively pursue opportunities to expand our product offerings through new line and brand extensions. Our product development team monitors fashion trends and customer needs by attending major trend shows in Europe and the United States, subscribing to trend monitoring services, and engaging in comparison shopping.

Our product development team is also responsible for assortment planning, pricing, forecasting, promotional development, and product lifecycle management. Forecasting is based on seasonal market research and in-store testing. We gather seasonal market research through a variety of methodologies, including scheduled interviews and online and in-person surveys. We conduct seasonal in-store testing by releasing test products in our full-price stores and evaluating their success in the marketplace prior to product introduction on a larger scale. The team assures that we offer a broad range of patterns, fabrics, styles, and functionality features in a cost-effective manner. We believe that with our cross-functional, collaborative approach, we are able to introduce and sell our merchandise in a way that clearly communicates the Vera Bradley brand and the Vera Bradley lifestyle.

Marketing

We believe that the growth of our brand and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley lifestyle. We use marketing and advertising as critical tools in our efforts to promote our brand.

Catalogs and Collateral. The seasonal Vera Bradley catalog is a key vehicle for the brand and our product portfolio. Each season’s catalog is sent to a targeted customer mailing list. In addition to distributing the catalog, we produce and distribute a number of other marketing pieces, or “collateral,” including postcards, gift guides, in-store signage, and release-focused mailers. Catalogs and collateral provide consumers with a powerful visual representation of both the products and lifestyle images embodied by the Vera Bradley brand. We believe that Vera Bradley’s catalogs and other mailed collateral generate excitement and awareness about the brand and seasonal introductions and allow us to reach both new and loyal customers in their homes.

Advertising. We employ print and outdoor advertising to increase overall brand awareness. Our advertisements are placed primarily in national magazines that have a readership similar to our target demographics. These publications have recently included Seventeen, InStyle, O the Oprah Magazine, and Real Simple. We continually assess our advertising strategies and tactics.

Public Relations and Product Placement. Vera Bradley has received considerable exposure in the press, including in publications such as InStyle, O the Oprah Magazine, Good Housekeeping, Coastal Living, and The New York Times. In addition, we have expanded our marketing efforts to promote product placement in feature-length films and on prime-time television shows such as Desperate Housewives, Brothers and Sisters, Entourage, and Modern Family.

Social Media and Online Marketing. In recent years, we have greatly increased traffic to verabradley.com and have increased awareness of our brand through online marketing and social networking sites. We have captured more than 1.2 million customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This captured information provides us with deeper insight into the products and categories that are in the highest demand, and allows us to better target our customers with appropriate messages. As of January 29, 2011, we had over 400,000 Facebook fans and a growing number of Twitter followers. We believe these media not only connect us with our fans, but also allow us to target them through cross-channel marketing.

Channels of Distribution

We distribute our products through our Indirect and Direct channels. This multi-channel distribution model not only enables us to have operational flexibility, but also maximizes the methods by which we can access potential customers.

Indirect Channel

As of January 29, 2011, we had approximately 3,300 Indirect retailers, the majority of which were independent retailers with whom we have had long-standing relationships. In fiscal 2011, 2010, and 2009, our Indirect channel generated net revenues of $214.9 million, $192.8 million, and $167.5 million, respectively, or, as a percentage of our total net revenues, 58.7%, 66.7%, and 70.2%, respectively. Indirect retailers are primarily gift, apparel and accessories, travel, or other specialty retailers. No single account represented more than 2.0% of total Indirect net revenues in fiscal 2011, with the top ten accounts representing in the aggregate less than 10.0% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years.

Direct Channel

Full-Price Stores. We have developed a retail presence through our full-price stores, all located in the United States, which provides us with a format to showcase the image and products of Vera Bradley. As of January 29,

2011, we operated 35 full-price stores. Our full-price stores average approximately 1,800 square feet per store. Our stores are designed to create a feeling of home with a high standard of visual merchandising. The welcoming nature of our full-price stores provides our customers with a comfortable shopping experience in a setting that showcases our merchandise and conveys the Vera Bradley lifestyle. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.

E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire Vera Bradley collection. In fiscal 2010, we invested in upgrades to our website that enable us to provide customized shopping experiences tailored to each online shopper and allow better integration with third-party sites such as Facebook.com. We believe the enhanced functionality allows us to provide a superior experience to our e-commerce customers. In fiscal 2011, we had over 32 million visits to verabradley.com.

Outlet Stores. As of January 29, 2011, we operated four outlet stores, located in Aurora, Illinois; Wrentham, Massachusetts; Leesburg, Virginia; and San Marcos, Texas. Our outlet stores are a vehicle for selling discontinued merchandise at discounted prices, while maintaining brand identity. We believe our outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers.

Annual Outlet Sale. For the last ten years, our annual outlet sale has been held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our discontinued merchandise at discounted prices in a brand-right fashion. We attracted more than 65,000 attendees to our 2010 annual outlet sale.

Indirect Sales Consultants

Historically, we worked with independent sales consultants who were not our employees, but most of whom worked exclusively for us. In October 2007, we began transitioning our sales force in-house. We believe that having an in-house sales force results in more consistent brand presentation and messaging, enhanced support for our Indirect retailers, and a more predictable, scalable, and cost-efficient business model. As of January 29, 2011, our sales team consisted of 88 in-house, full-time sales consultants. The compensation structure for our sales consultants consists of a combination of fixed pay and sales-based incentives.

In addition to acquiring new and growing existing accounts, our sales consultants serve as a support center for our Indirect retailers by assisting and educating them in areas such as merchandising and visual presentation, marketing of the brand, product selection, and inventory management. Our sales consultants also participate in our semi-annual product introduction and education event for our Indirect retailers. Our visual merchandising program provides our sales consultants with a framework to guide our Indirect retailers regarding optimal product placement and display that is intended to reinforce the message that our brand is distinct from those of our competitors.

Our Stores

As of January 29, 2011, we operated 35 full-price stores in 24 states throughout the United States. We believe there is a significant opportunity to grow our store base, as we believe the market in the United States can support at least 300 Vera Bradley full-price stores.

Based on the success of our existing outlet stores, the number of attractive outlet centers in the United States, and the growing popularity of outlet shopping, we believe the United States has capacity to support additional Vera Bradley outlet stores.

We opened nine full-price stores and three outlet stores in fiscal 2011. We plan to open 14 to 16 new stores during fiscal 2012 and 14 to 20 new stores annually during each of the following five fiscal years.

Store Location Selection Strategy

Our store location decisions are made case by case, depending on the combined retail strategy we have developed for the particular market. This includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe any market has been fully penetrated, and therefore, expansion of our Direct segment should positively affect our Indirect segment. We believe that expansion of our store base complements our Indirect segment by increasing brand awareness and reinforcing our brand image. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and desirable co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic. Our target full-price store size is 1,800 square feet, but we are comfortable with spaces as small as 1,000 square feet or, depending on our market strategy and relevant economic factors, spaces as large as 2,800 square feet.

Store Locations

Our full-price stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-price stores we operated in each state as of January 29, 2011:

State	Total Number of Stores	State	Total Number of Stores
Alabama	1	Massachusetts	3
California	4	Michigan	1
Colorado	1	New Jersey	2
Connecticut	1	New York	1
Delaware	1	North Carolina	1
Florida	2	Ohio	1
Georgia	1	Rhode Island	1
Hawaii	1	Tennessee	1
Illinois	2	Texas	4
Indiana	1	Virginia	1
Kansas	1	Washington	1
Maryland	1	Wisconsin	1

In addition, as of January 29, 2011, we had a total of four outlet stores located in Illinois, Massachusetts, Texas, and Virginia.

Store Operations

The focus of our store operations is providing consumers with a comfortable shopping experience. We strive to make the experience interactive through special store events, such as showcasing newly launched products or celebrating our namesake’s birthday. Our customer service philosophy emphasizes friendly service, merchandise knowledge, and passion for the brand. Consequently, an essential requirement for the success of our stores is our ability to attract, train, and retain talented, highly motivated district managers, store managers, and sales associates. Our district and store managers are our primary link to the consumer, and we continually invest in their development.

Store Economics

We believe that our innovative retail concept and distinctive retail experience contribute to the success of our stores, most of which generate strong productivity and returns. We expect our full-price stores to average approximately 1,800 square feet per store, and we expect to invest approximately $0.4 million per new store, consisting of inventory costs, pre-opening costs, and build-out costs less tenant-improvement allowances. New full-price stores generate on average between $1.1 million and $1.3 million in net revenues during the first twelve months, and the payback on our investment is expected to occur in less than 18 months. Typically, we have found that, as a new store becomes better integrated into its community and brand awareness grows, the store’s productivity tends to improve as measured by comparable-store sales.

Manufacturing and Supply Chain Model

Our manufacturing and supply chain model is designed to maximize flexibility in order to meet shifting demands in the market. Our model utilizes offshore raw material suppliers and a blend of offshore and domestic manufacturing. We place a strong emphasis on continuous improvement of the model and have employed lean manufacturing concepts. Our broad-based, multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.

Our sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain. The sourcing team leverages its expertise in negotiation, relationship management, and change management to maintain a strong global supply chain.

The majority of our products are cotton-based. Our other products are made from specialty fabrics (including nylon and microfiber) and paper. We source our materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global supply chain and purchasing teams work together to select suppliers that enable us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. In December 2008, we opened an office in Dongguan, China, which enables us to increase our control over the manufacturing and supply chain process and monitor compliance with our quality standards.

A significant majority of our finished goods products are manufactured externally overseas. These products are made by a variety of global manufacturers located primarily in China. We are not dependent upon any single manufacturer for our products. When determining the size of orders placed with our manufacturers, we take into account forward-looking demand, lead times for specific products, current inventory levels, and minimum order quantity requirements. Overseas production has resulted in substantial cost savings and reduction of capital investment. With the oversight of our office in China and our independent contractors, we believe these financial benefits have been realized without sacrificing the level of quality inherent in our products or service to our customers.

The remainder of our products are manufactured in the United States to provide flexibility in our supply chain. This production, almost all of which is internal to Vera Bradley, enables us to manufacture a finished product in as quickly as two weeks. This capability allows us to manufacture finished product to respond quickly to shifts in marketplace demand and changes in consumer preferences. In fiscal 2011, approximately 10% of our units were produced in our domestic manufacturing facility.

Distribution Center

In 2007, we consolidated our warehousing and shipping functions into one, 217,320 square-foot distribution center, located in Fort Wayne, Indiana. This highly automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantity necessary for a particular order. In addition, we employ a warehouse-control system that controls the flow of our products through 5,000 feet of automated conveyer. The facility’s advanced technology enables us to more accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.

We strive to maintain the appropriate balance of inventory to enable us to provide a high level of service to our customers, including prompt and accurate delivery of our products. We have an active sales and operations planning process that helps us balance the supply and demand issues that we encounter in our business, optimize our inventory levels, and anticipate inventory needs.

Our products are shipped primarily via FedEx and common carriers to our stores, our Indirect retailers, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our growing business, including business generated through our website.

Management Information Systems

We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, systems applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting, and management information for the product development, retail, sales, marketing, manufacturing, distribution, finance, and human resources functions of our business. We use several specialized systems, including micros Retail, SAP, and ILS, for our information technology requirements.

Competition

We face strong competition in each of the product lines and markets in which we compete. We believe that all of our products are in similar competitive positions with respect to the number of competitors they face and the level of competition within each product line. Due to the number of different products we offer, it is not practicable for us to quantify the number of competitors we face. Our products compete with other branded products within their product categories and with private label products sold by retailers. In our Indirect business, we compete with numerous manufacturers, importers, and distributors of handbags, accessories, and other products for the limited space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing allows new entrants access to the markets in which we compete, which may increase the number of competitors and adversely affect our competitive position and our business. In our Direct business, we compete against other specialty retailers, department stores, catalog retailers, gift retailers, and Internet businesses that engage in the retail sale of similar products.

The market for handbags, in particular, is highly competitive. Our competitors include not only established companies that are expanding their production and marketing of handbags, but also frequent new entrants to the market. We directly compete with wholesalers and direct sellers of branded handbags and accessories, such as Coach, Nine West, Liz Claiborne, and Dooney & Bourke.

In varying degrees, depending on the product category involved, we compete on the basis of design (aesthetic appeal), quality (construction), function, price point, distribution, and brand positioning. We believe that our primary competitive advantages are consumer recognition of our brand, customer loyalty, product development expertise, and our widespread presence through our multi-channel distribution model. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, distribution, marketing, and other resources than we do. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.

Copyrights and Trademarks

The development of each new pattern includes the design of an overall print, a complementary fabric backing, and three sizes of coordinating trim materials. Once developed, we generally copyright each pattern, including the print, fabric backing, and coordinating trim. We currently have in excess of 300 copyrights.

We also own all of the material trademark rights used in connection with the production, marketing, and distribution of all of our products, both in the United States and in the other countries in which our products are principally sold. Our trademarks include “Vera Bradley.” We aggressively police our trademarks and copyrights and pursue infringers both domestically and internationally. We also pursue counterfeiters domestically and internationally through leads generated internally, as well as through external sources monitoring use in the market. Our trademarks will remain in existence for as long as we continue to use and renew them on their expiration dates. We have no material patents.

Employees

As of January 29, 2011, we had 1,427 employees. Of the total, 567 were engaged in retail selling and retail administration positions, 265 were engaged in manufacturing functions, 29 were engaged in product design, and 364 were engaged in corporate support and administrative functions. The remaining employees were engaged in other aspects of our business. None of our employees is represented by a union. We believe that our relations with our employees are good, and we have never encountered a strike or significant work stoppage.

Government Regulation

Many of our imported products are subject to existing or potential duties, tariffs, or quotas that may limit the quantity of products that we may import into the United States and other countries or impact the cost of such products. To date, we have not been restricted by quotas in the operation of our business, and customs duties have not comprised a material portion of the total cost of a majority of our products. In addition, we are subject to foreign governmental regulation and trade restrictions, including U.S. retaliation against prohibited foreign practices, with respect to our product sourcing and international sales operations.

We are subject to federal, state, local, and foreign laws and regulations governing environmental matters, including the handling, transportation, and disposal of our products and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for corrective action, penalties, or the imposition of other liabilities. Compliance with environmental laws and regulations has not had a material effect upon our earnings or financial position. If we violate any environmental obligation, however, it could have a material adverse effect on our business or financial performance.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.verabradley.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider all of the information in this report, particularly the following factors, which could materially affect our business, financial condition, and results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations in future periods.

Risks Related to Our Business

Changes in general economic conditions, and their impact on consumer confidence and consumer spending, could adversely impact our results of operations.

Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. In recent years, consumer confidence and consumer spending deteriorated significantly, influenced by fluctuating interest rates and credit availability, changing fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment and consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our results of operations. In the event of another significant economic downturn, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.

Our inability to predict and respond in a timely manner to changes in consumer demand could adversely affect our net revenues and results of operations.

Our success depends on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies consumer demand in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing patterns and styles or meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. Merchandise misjudgments could adversely impact our net revenues and results of operations.

Our results of operations could suffer if we lose key management or design associates or are unable to attract and retain the talent required for our business.

Our performance depends largely on the efforts and abilities of our senior management and product development teams. These executives and design associates have substantial experience in our business and have made significant contributions to our growth and success. We do not have employment agreements with any of our key executives or design associates, and we do not maintain a key person life insurance policy on most of our key executives. The unexpected loss of services of certain of these individuals could have adverse impacts on our business and results of operations. As our business grows and we open new stores, we will need to attract and retain additional qualified employees and develop, train, and manage an increasing number of management-level, sales, and other employees. Competition for qualified employees is intense. We cannot assure you that we will be able to attract and retain employees as needed in the future.

Our business depends on a strong brand. If we are unable to maintain and enhance our brand, then we may be unable to sell our products, which would adversely impact our results of operations.

We believe that the brand image that we have developed has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Vera Bradley brand is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as product design, store operations, and community relations. These investments might not succeed. If we are unable to maintain or enhance our brand image, our results of operations would be adversely impacted.

If we are unable to successfully implement our growth strategies or manage our growing business, our future operating results could suffer.

The success of our growth strategies, alone or collectively, will depend on various factors, including the appeal of our product designs, retail presentation to consumers, competitive conditions, and economic conditions. If we are unsuccessful in implementing some or all of our strategies or initiatives, our future operating results could be adversely impacted.

Successful implementation of our strategies will require us to manage our growth. To manage our growth effectively, we will need to continue to increase production while maintaining strict quality control. We also will need to continue to improve and invest in our systems and processes to keep pace with planned increases in demand. We could suffer a decline in sales if our products do not continue to meet our quality control standards or if we are unable to respond adequately to increases in customer demand for our products.

We may not be able to successfully open and operate new stores as planned, which could adversely impact our results of operations.

Our continued growth will depend on our ability to successfully open and operate new stores. We plan to open 14 to 16 new stores over the course of fiscal 2012 and 14 to 20 new stores during each of the following five fiscal years. Our ability to successfully open and operate new stores depends on many factors, including our ability to:

•	identify suitable store locations, the availability of which is outside our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	hire, train, and retain store personnel and management;

•	assimilate new store personnel and management into our corporate culture;

•	source and manufacture inventory; and

•	successfully integrate new stores into our existing operations and information technology systems.

The success of new store openings may also be affected by our ability to initiate marketing efforts in advance of opening our first store in a particular region. Additionally, we will encounter pre-operating costs and we may encounter initial losses while new stores commence operations, which could strain our resources and adversely impact our results of operations.

Our inability to sustain levels of comparable-store sales could cause our stock price to decline.

We may not be able to sustain the levels of comparable-store sales that we have experienced in the recent past. If our future comparable-store sales decline or fail to meet market expectations, then the price of our common stock could decline. Also, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. Numerous factors influence comparable-store sales, including fashion trends, competition, national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, marketing programs, and weather conditions. In addition, many companies with retail operations have been unable to sustain high levels of comparable-store sales during and after periods of substantial expansion. These factors may cause our comparable-store sales results to be lower in the future than in recent periods or lower than expectations, either of which could result in a decline in the price of our common stock.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We do not own any real estate other than our warehouse and distribution facility. We lease our corporate headquarters, our other offices, and all of our store locations. We typically occupy our stores under operating leases with terms of ten years. We have been able to negotiate favorable rental rates in recent years due in part to the state of the economy and high vacancy rates within some shopping centers, but there is no assurance that we will be able to continue to negotiate such favorable terms. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to requiring future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance, and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. As we expand our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

•	requiring that a substantial portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for or reacting to changes in our business or industry; and

•	limiting our ability to obtain additional financing.

Any of these consequences could place us at a disadvantage with respect to our competitors. We depend on cash flow from operating activities to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities to fund these expenses and needs, we may not be able to service our lease expenses, grow our business, respond to competitive challenges, or fund our other liquidity and capital needs, which would harm our business.

Additional sites that we lease may be subject to long-term non-cancelable leases if we are unable to negotiate our current standard lease terms. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease. Our inability to enter new leases or renew existing leases on acceptable terms or be released from our obligations under leases for stores that we close would, in any such case, affect us adversely.

We operate in a competitive market. Our competitors might develop products more popular with consumers than our products.

The market for handbags, accessories, and travel and leisure items is competitive. Our competitive challenges include:

•	attracting consumer traffic;

•	sourcing and manufacturing merchandise efficiently;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in diverse market segments;

•	developing designs that appeal to a broad range of demographic and age segments;

•	developing high-quality products; and

•	establishing and maintaining good working relationships with our Indirect retailers.

In our Indirect business, we compete with numerous manufacturers, importers, and distributors of handbags, accessories, and other products for the limited space available for the display of such products to the consumer. In our Direct business, we compete against other gift and specialty retailers, department stores, catalog retailers, and Internet businesses that engage in the retail sale of similar products. Moreover, the general availability of contract manufacturing allows new entrants easy access to the markets in which we compete, which may increase the number of competitors and adversely affect our competitive position and our business.

We rely on various contract manufacturers to produce a significant majority of our products and generally do not have long-term contracts with our manufacturers. Disruptions in our contract manufacturers’ systems, losses of manufacturing certifications, or other actions by these manufacturers could increase our cost of sales, adversely affect our net revenues, and injure our reputation and customer relationships, thereby harming our business.

Our various contract manufacturers produce a significant majority of our products. We generally do not enter into long-term formal written agreements with our manufacturers and instead transact business with each of them on an order-by-order basis. In the event of a disruption in our contract manufacturers’ systems, we may be unable to locate alternative manufacturers of comparable quality at an acceptable price, or at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service, financial stability, and labor practices. Any delay, interruption, or increased cost in the manufactured products that might occur for any reason, such as the lack of long-term contracts or regulatory requirements and the loss of certifications, power interruptions, fires, hurricanes, war, or threats of terrorism, could affect our ability to meet customer demand for our products, adversely affect our net revenues, increase our cost of sales, and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.

We rely on various suppliers to supply a significant majority of our raw materials. Disruption in the supply of raw materials could increase our cost of goods sold and adversely affect our net revenues.

We generally do not enter into long-term formal written agreements with our suppliers and typically transact business with each of them on an order-by-order basis. As a result, we cannot assure that there will be no significant disruption in the supply of fabrics or raw materials from our current sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all.

We rely on a single warehouse and distribution facility for all of the products we sell. Disruption to that facility could adversely impact our results of operations, and expansion of that facility could have unpredictable adverse effects.

Our warehouse and distribution operations are currently concentrated in a single, company-owned distribution center in Fort Wayne, Indiana. Any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventory and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, our growth could require us to expand our current facility, which could affect us adversely in ways that we cannot predict.

The cost of raw materials could increase our cost of sales and cause our results of operations to suffer.

Fluctuations in the price, availability, and quality of fabrics or other raw materials used to manufacture our products, as well as the price for labor, marketing, and transportation, could have adverse impacts on our cost of sales and our ability to meet our customers’ demands. In particular, fluctuations in the price of cotton, our primary raw material, could have an adverse impact on our cost of sales. In addition, because a key component of our quilted products is petroleum-based, the cost of oil affects the cost of our products. Upward movement in the price of oil in the global oil markets would also likely result in rising fuel and freight prices, which could increase our shipping costs. In the future, we may not be able to pass all or a portion of higher costs on to our customers.

Our business is subject to the risks inherent in global sourcing and manufacturing activities.

We source our fabrics primarily from manufacturers in China and South Korea and outsource the production of a significant majority of our products to companies in Asia. We are subject to the risks inherent in global sourcing and manufacturing, including, but not limited to:

•	exchange rate fluctuations and trends;

•	availability of raw materials;

•	compliance with labor laws and other foreign governmental regulations;

•	compliance with U.S. import and export laws and regulations;

•	disruption or delays in shipments;

•	loss or impairment of key manufacturing sites;

•	product quality issues;

•	political unrest; and

•	natural disasters, acts of war and terrorism, changing macroeconomic trends, and other external factors over which we have no control.

Significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied in a timely manner, could have an adverse impact on our results of operations. Additionally, we do not have complete oversight over our contract manufacturers. Violation of labor or other laws by those manufacturers, or the divergence of a contract manufacturer’s labor or other practices from those generally accepted as ethical in the United States or in other markets in which we may in the future do business, could also draw negative publicity for us and our brand, diminishing the value of our brand and reducing demand for our products.

Our ability to source our products at favorable prices, or at all, could be harmed, with adverse effects on our results of operations, if new trade restrictions are imposed or if existing trade restrictions become more burdensome.

A significant majority of our products are currently manufactured for us in Asia. The United States and the countries in which our products are produced have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations or may adversely adjust prevailing quotas, duties, or tariffs. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, which include embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or could require us to modify supply chain organization or other current business practices, any of which could harm our results of operations.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs, especially if the Employee Free Choice Act is adopted.

Currently, none of our employees is represented by a union. Nevertheless, our employees have the right at any time under the National Labor Relations Act to organize or affiliate with a union. If some or all of our workforce were to become unionized, our business would be exposed to work stoppages and slowdowns as a unionized business. If, in addition, the terms of the collective bargaining agreement were significantly more favorable to union workers than our current pay-and-benefits arrangements, our costs would increase and our results of operations would suffer. The Employee Free Choice Act of 2007: H.R. 800, or EFCA, was passed in the U.S. House of Representatives in 2007, and the same legislation has been re-introduced as H.R. 1409 and S. 560. President Obama and leaders of Congress have made public statements in support of this bill. Accordingly, the EFCA, or a variant of it, could become law. Enactment of the EFCA could have adverse effects on our business by making it easier for workers to obtain union representation and by increasing the penalties that employers may incur by engaging in labor practices that violate the National Labor Relations Act.

Our results of operations are subject to quarterly fluctuations, which could adversely affect the market price of our common stock.

Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things:

•	the timing of new store openings;

•	net revenues and profits contributed by new stores;

•	increases or decreases in comparable-store sales;

•	shifts in the timing of holidays, particularly in the United States and China;

•	changes in our merchandise mix; and

•	the timing of new pattern releases and new product introductions.

As a result of these quarterly fluctuations, we believe that comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the trading price of our common stock to fluctuate significantly.

We rely on independent transportation providers for substantially all of our product shipments.

We currently rely on independent transportation service providers for substantially all of our product shipments. Our utilization of these delivery services, or those of any other shipping companies that we may elect to use, is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact the shipping company’s ability to provide delivery services sufficient to meet our shipping needs.

If for any reason we were to change shipping companies, we could face logistical difficulties that might adversely affect deliveries, and we would incur costs and expend resources in the course of making the change. Moreover, we might not be able to obtain terms as favorable as those received from the service providers that we currently use, which in turn would increase our costs. We also would face shipping and distribution risks and uncertainties associated with any expansion of our warehouse and distribution facility and related systems.

We plan to use cash provided by operating activities to fund our expanding business and execute our growth strategies and may require additional capital, which may not be available to us.

Our business relies on cash provided by operating activities as our primary source of liquidity. To support our growing business and execute our growth strategies, we will need significant amounts of cash from that source, including funds to pay our lease obligations, build out new store space, purchase inventory, pay personnel, invest further in our infrastructure and facilities, and pay for the increased costs associated with operating as a public company. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us from our existing revolving credit facility, we will need to seek additional capital, through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Additional debt financing that we may undertake might impose upon us covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments, and engage in merger, consolidation, and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the price per share of our common stock in this offering. The holders of new securities may also have rights, preferences, or privileges that are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

We face various risks as an e-commerce retailer.

Business risks relating to e-commerce sales include the need to keep pace with rapid technological change, internet security risks, risks of system failure or inadequacy, governmental regulation, and taxation. We have contracted with several different companies to maintain and operate various aspects of our e-commerce business and are reliant on them and their ability to perform their tasks, as well as their operational, privacy, and security procedures and controls as they affect our business. If the independent contractors on which we rely fail to perform their tasks, we could incur liability or suffer damages to our reputation, or both.

Our copyrights, trademarks and other proprietary rights could conflict with the rights of others, and we may be inhibited from selling some of our products. If we are unable to protect our copyrights and other proprietary rights, others may sell imitation brand products.

We believe that our registered copyrights, registered and common law trademarks, and other proprietary rights have significant value and are critical to our ability to create and sustain demand for our products. Although we have not been inhibited from selling our products in connection with intellectual property disputes, we cannot assure you that obstacles will not arise as we expand our product line and extend our brand as well as the geographic scope of our sales and marketing. We also cannot assure you that the actions taken by us to establish and protect our proprietary rights will be adequate to prevent imitation of our products or infringement of our rights by others. The legal regimes of some foreign countries, particularly China, may not protect proprietary rights to the same extent as the laws of the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by others in these countries. The loss of copyrights, trademarks, and other proprietary rights could adversely impact our results of operations. Any litigation regarding our proprietary rights could be time consuming and costly.

Prior to the completion of the Reorganization, we were treated as an “S” Corporation under Subchapter S of the Internal Revenue Code, and claims of taxing authorities related to our prior status as an “S” Corporation could harm us. Possible changes in tax laws also would affect our results.

Upon the completion of the Reorganization, our “S” Corporation status terminated automatically and we became subject to increased federal and state income taxes. If the unaudited, open tax years in which we were an “S” Corporation are audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our “S” Corporation status, we will be obligated to pay back taxes, interest, and penalties, and we do not have the right to reclaim tax distributions we have made to our shareholders during those periods. These amounts could include taxes on all of our taxable income while we were an “S” Corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition. In addition, possible changes in federal, state, local, and non-U.S. tax laws bearing upon our revenues, income, property, or other aspects of our operations or business would, if enacted, affect our results of operations in ways and to a degree that we cannot currently predict.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could have an adverse impact on our business.

Reporting obligations as a newly public company may place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel. In addition, as a newly public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal controls over financial reporting by the time our annual report on Form 10-K for fiscal 2012 is due and thereafter. As a result, we may need to improve our financial and managerial controls, reporting systems, and procedures, to incur substantial expenses to test our systems, and to hire additional qualified personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to accurately report our financial performance timely, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance timely could also jeopardize our continued listing on The NASDAQ Global Select Market.

As a result of our recent initial public offering, our costs have increased significantly and our management is required to devote substantial time to complying with public company regulations.

We have historically operated our business as a private company. In October 2010, we completed an initial public offering. As a result, we are required to incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file with the Securities and Exchange Commission (“SEC”) quarterly and annual information and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we are also subject to other reporting and corporate governance requirements, including certain requirements of The NASDAQ Stock Market, and certain provisions of Sarbanes-Oxley and the regulations promulgated thereunder, which impose significant compliance obligations upon us. We must be certain that we have the ability to institute and maintain a comprehensive compliance function; established internal policies; ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis; design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with Sarbanes-Oxley; involve and retain outside counsel and accountants in connection with the above activities and maintain an investor relations function.

Sarbanes-Oxley, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed increased regulation and disclosure and have required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes require a significant commitment of resources. We may not be successful in implementing or maintaining these requirements, any failure of which could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement or maintain the requirements with respect to our internal accounting and audit functions, our ability to continue to report our operating results on a timely and accurate basis could be impaired. If we do not implement or maintain such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The NASDAQ Stock Market. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business and cause our share price to fall.

Additional indebtedness incurred in connection with the Reorganization may decrease business flexibility and increase borrowing costs.

On October 4, 2010, we entered into an amended and restated credit agreement that increased our available credit from $75 million to $125 million. Also in October 2010, in connection with the Reorganization, we increased the outstanding borrowings under our amended and restated credit agreement to fund a final “S” Corporation distribution to our then-shareholders. As of January 29, 2011, we had outstanding borrowings of $66.8 million under our amended and restated credit agreement, compared to $30.0 million outstanding under our former credit facility as of January 30, 2010. This increased indebtedness and resulting higher debt-to-equity ratio in comparison to our indebtedness and debt-to-equity ratio on a recent historical basis could have the effect, among other things, of:

•	reducing the availability of cash flow from operations to fund working capital, capital expenditures and other general corporate purposes;

•	increasing our vulnerability to adverse general economic and industry conditions;

•	limiting our ability to adapt to changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage compared to companies that have less debt.

Our Indirect business could suffer as a result of bankruptcies or operational or financial difficulties of our Indirect retailers.

We do not enter into long-term agreements with any of our Indirect retailers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by a significant number of Indirect retailers, whether motivated by competitive conditions, operational or financial difficulties, reduced access to capital, or otherwise, to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us could adversely impact our results of operations. As a result of the recent unfavorable economic environment, we have experienced a softening of demand from a number of Indirect retailers. Although we recommend retail sale prices for our products to our Indirect retailers, we do not provide dealer allowances or other economic incentives to support those prices. Possible promotional pricing or discounting by Indirect retailers in response to softening retail demand could have a negative effect on our brand image and prestige, which might be difficult to counteract as the economy improves.

We sell our Indirect merchandise primarily to specialty retail stores across the United States and extend trade credit based on an evaluation of each Indirect retailer’s financial condition, usually without requiring collateral. Perceived financial difficulties of a customer could cause us to curtail or eliminate business with that customer. Pending the resolution of a relationship with a financially troubled Indirect retailer, we might assume credit risk that we would otherwise avoid relating to our receivables from that customer. Inability to collect on accounts receivable from our Indirect retailers would adversely impact our results of operations.

There are claims made against us from time to time that can result in litigation or regulatory proceedings, which could distract management from our business activities and result in significant liability or damage to our brand image.

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, product-oriented allegations, and slip and fall claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims against us could result in unexpected expenses and liability, as well as materially adversely affect our operations and our reputation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth the location, use, and size of our manufacturing, distribution, and corporate facilities as of January 29, 2011. The leases on the leased properties expire at various times through 2015, subject to renewal options.

Location	Primary Use	Square Footage	Leased /Owned
2208 Production Road, Fort Wayne, Indiana	Corporate headquarters	27,287	Leased*
11222 Stonebridge Road, Roanoke, Indiana	Warehouse and distribution	217,320	Owned
5620 Industrial Road, Fort Wayne, Indiana	Support staff	66,886	Leased
2808 Adams Center Road, Fort Wayne, Indiana	Sewing and quilting	125,356	Leased
730 5th Avenue, 16th Floor, New York, New York	Product design and showroom	2,505	Leased
Huaki Plaza, Huaki Building, Shenghe Road, Nancheng District, Dongguan City	China office	6,962	Leased
240 Peachtree Street NW, Atlanta, Georgia	Showroom	5,172	Leased
2050 Stemmons Freeway, Dallas, Texas	Showroom	1,443	Leased

*	This property is owned by Milburn, LLC, a leasing company in which Barbara Bradley Baekgaard owns a 50% interest and Patricia R. Miller and P. Michael Miller each own a 25% interest. See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for additional information regarding this property.

As of January 29, 2011, we also leased 43 store locations in the United States, including four store locations opened or to be opened in fiscal 2012. See “Business – Our Stores – Store Locations” for more information regarding the locations of our open stores as of January 29, 2011. Additionally, we currently are negotiating a lease with Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard, for approximately 39,000 square feet of office and warehouse space in a building located adjacent to our distribution center in Fort Wayne, Indiana. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this report for additional information regarding this property.

We consider these properties to be in good condition generally and believe that our facilities, including the above-mentioned property under negotiation, are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

Item 3.	Legal Proceedings

We are involved, as a plaintiff or a defendant, in various routine legal proceedings incident to the ordinary course of our business. In the ordinary course, we are involved in the policing of our intellectual property rights. As part of our policing program, from time to time we file lawsuits in the United States and abroad, alleging acts of trademark counterfeiting, trademark infringement, trademark dilution, and ancillary and pendent state and foreign law claims. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise as affirmative defenses, or as counterclaims, the purported invalidity or unenforceability of our proprietary rights. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or financial condition.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “VRA” since our initial public offering on October 21, 2010. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market, during each fiscal quarter since our initial public offering:

	High	Low
Quarter ended:
October 30, 2010 (commencing October 21, 2010)	$29.74	$22.00
January 29, 2011	41.01	26.77

As of March 31, 2011, we had approximately 27 shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Prior to our initial public offering, as an “S” Corporation, we distributed annually to our shareholders amounts sufficient to cover their tax liabilities, due to the income that flowed through the shareholders’ tax returns. Additional amounts were distributed from time to time to our shareholders at the discretion of the board of directors. During fiscal 2010, we paid distributions of $25.6 million to our shareholders. During fiscal 2011, we paid distributions of $132.8 million to our shareholders, which included a final distribution (resulting from the termination of our “S” Corporation status) of 100% of our undistributed taxable income from the date of our formation through October 2, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans in Item 12 of this report, under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information,” is hereby incorporated by reference into this Item 5.

Stock Performance Graph

The graph set forth below compares the cumulative shareholder return on our common stock between October 21, 2010 (the date of our initial public offering), and January 29, 2011, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on October 21, 2010, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock on October 21, 2010, was the initial public offering price of $16.00 per share and that the initial prices of the S&P 500 Index and the S&P 500 Apparel, Accessories, and Luxury Goods Index on October 21, 2010, were the closing prices on the previous trading day.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance presented in the graph below is not necessarily indicative of, or is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from The NASDAQ Stock Market website, but we do not assume responsibility for any errors or omissions in such information.

Company/Market/Peer Group	10/21/2010	10/31/2010	11/30/2010	12/31/2010	1/29/2011
Vera Bradley, Inc.	$100.00	$170.94	$204.63	$206.25	$211.56
S&P 500 Index	$100.00	$100.46	$100.47	$107.19	$108.89
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$105.93	$116.08	$116.57	$110.58

Item 6.	Selected Financial Data

The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for each of the three fiscal years presented and the selected balance sheet data as of January 29, 2011, and January 30, 2010, are derived from our audited consolidated financial statements included in Item 8 of this report. The selected balance sheet data as of January 31, 2009, and the selected income statement and balance sheet data as of and for the calendar year ended December 31, 2007, are derived from our audited consolidated financial statements that are not included elsewhere in this report. The selected income statement and balance sheet data as of and for the calendar year ended December 31, 2006, are derived from our unaudited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)			Calendar Year Ended
($ in thousands, except per share data and as otherwise indicated)	January 29, 2011 (2)	January 30, 2010	January 31, 2009	December 31, 2007	December 31, 2006
					(unaudited)
Consolidated Statement of Income Data:
Net revenues	$366,057	$288,940	$238,577	$281,085	$189,148
Cost of sales	156,910	137,803	115,473	133,522	94,612

Gross profit	209,147	151,137	123,104	147,563	94,536
Selling, general, and administrative expenses	163,053	116,168	109,195	101,022	50,679
Other income	7,225	10,743	13,282	7,799	1,464

Operating income	53,319	45,712	27,191	54,340	45,321
Interest expense (income), net	1,625	1,604	2,511	2,924	(322)

Income before income taxes	51,694	44,108	24,680	51,416	45,643
Income tax expense (3)	5,496	889	1,009	1,185	—

Net income	$46,198	$43,219	$23,671	$50,231	$45,643

Basic weighted-average shares outstanding (4)	36,812,570	35,440,547	35,440,547	35,440,547	35,440,547
Diluted weighted-average shares outstanding (4)	36,850,915	35,440,547	35,440,547	35,440,547	35,440,547
Basic net income per share (4)	$1.25	$1.22	$0.67	$1.42	$1.29
Diluted net income per share (4)	1.25	1.22	0.67	1.42	1.29

Net Revenues by Segment:
Indirect	$214,939	$192,829	$167,454	$243,388	$175,397
Direct	151,118	96,111	71,123	37,697	13,751

Total	$366,057	$288,940	$238,577	$281,085	$189,148

Full-Price Store Data (5):
Total stores open at end of year	35	26	21	7	—
Comparable-store sales increase (6)	25.8%	36.4%	8.0%	—	—
Total gross square footage at end of year	63,623	48,285	39,285	11,927	—
Average net revenues per gross square foot (7)	$795	$615	$578	$—	$—

	As of
($ in thousands)	January 29, 2011	January 30, 2010	January 31, 2009	December 31, 2007	December 31, 2006
					(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,953	$6,509	$776	$111	$—
Working capital	91,919	61,238	62,498	15,774	33,010
Total assets	206,039	153,752	149,931	133,482	99,772
Long-term debt, including current portion	67,017	30,136	58,825	54,901	19,011
Shareholders’ equity	64,322	77,893	57,947	49,563	40,493

(1)	In January 2008, we changed our fiscal year end from December 31 to the Saturday closest to January 31. As a result this change, fiscal 2009 included activity for more than 52 weeks. This was a one-time occurrence and did not have a material effect on our results of operations. The table below presents selected consolidated financial data as of and for the calendar months ended January 31, 2008, and January 31, 2007. The selected data as of and for the month ended January 31, 2008, are derived from our audited consolidated financial statements, and the selected data as of and for the month ended January 31, 2007, are derived from our unaudited consolidated financial statements.

	Calendar Month Ended
($ in thousands, except per share data)	January 31, 2008	January 31, 2007
		(unaudited)
Consolidated Statement of Income Data:
Net revenues	$39,621	$34,554
Net income	13,607	6,483
Net income per basic and diluted common share	0.38	0.18

Consolidated Balance Sheet Data:
Total assets	$152,420	$120,290
Long-term debt, including current portion	63,565	37,830

(2)	Selling, general, and administrative expenses for fiscal 2011 include $15.8 million of stock-based compensation expense related to restricted-stock awards that vested upon our initial public offering in October 2010 and $6.1 million of additional compensation expense related to bonuses paid to recipients of the restricted-stock awards to fund tax obligations. For additional information, see Note 9 to the Consolidated Financial Statements included in this report.
(3)	On October 3, 2010, we converted from an “S” Corporation to a “C” Corporation for income-tax purposes. For additional information, see Note 6 to the Consolidated Financial Statements included in this report.
(4)	On October 18, 2010, we effectuated a 35.437-for-1 stock split of all outstanding shares of our common stock. We have changed all historical share and per share information to reflect this stock split.
(5)	Our first full-price store opened in mid-September 2007. These data exclude our outlet stores.
(6)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(7)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report, particularly under the headings “Risk Factors,” “Selected Financial Data” and “Business.” This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity, and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See “Forward-Looking Statements.” These forward-looking statements are subject to numerous risks and uncertainties, including those described under “Risk Factors.” Our actual results could differ materially from those suggested or implied by any forward-looking statements.

Overview

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish and highly functional accessories for women. Our products include a wide offering of handbags, accessories, and travel and leisure items. Over our 29-year history, Vera Bradley has become a true lifestyle brand that appeals to a broad range of consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. We have positioned our brand to highlight the high quality, distinctive and vibrant styling, and functional design of our products. Frequent releases of new designs help keep the brand fresh and our customers continually engaged.

We generate revenues by selling products through two reportable segments: Indirect and Direct. As of January 29, 2011, our Indirect business consisted of sales of Vera Bradley products to approximately 3,300 independent retailers, substantially all of which are located in the United States, as well as to select national retailers and independent e-commerce sites. As of January 29, 2011, our Direct business consisted of sales of Vera Bradley products through our 35 full-price stores, four outlet stores, verabradley.com, and our annual outlet sale in Fort Wayne, Indiana. We began selling directly to consumers through verabradley.com in 2006, and we opened our first retail store in 2007.

In recent years, we have grown rapidly as a result of the successful implementation of strategic initiatives. These initiatives included enhancing our merchandising strategy, establishing a multi-channel distribution sales model, and expanding our supply chain capabilities, product development processes, and information systems to improve operational flexibility and profitability.

Due to the implementation of these key strategic initiatives, we experienced substantial growth in calendar years 2006 and 2007 as the Vera Bradley brand gained broader exposure in the marketplace. The introduction in 2006 of Java Blue, the best selling pattern in our history, also significantly influenced our growth during this period. We attribute the success of Java Blue to the pattern’s universal appeal across all demographic segments of our customer base and its ability to attract many consumers to the Vera Bradley brand for the first time. While sales of Java Blue patterned products contributed meaningfully to our growth in 2006 and 2007, the popularity of Java Blue also positively impacted the sales of our products in other Vera Bradley patterns during the same period. During this period, our net revenues grew from $189.1 million in calendar year 2006 to $281.1 million in calendar year 2007.

In fiscal 2009, our net revenues declined $42.5 million, or 15.1%, as the economic environment weakened. Consumer purchases of handbags and accessories generally decline during recessionary periods and other periods where disposable income is adversely affected. For our Indirect retailers, the majority of which are independent small businesses, this resulted in reduced traffic and a decline in sales. In addition to being impacted by softening consumer demand from our Indirect retailers and other consumers, our net revenues were negatively impacted by excess inventory levels held by our Indirect retailers at the end of calendar year 2007. Excess inventory levels resulted from the rapidly deteriorating economic environment following a period of increasing consumer demand for our products in 2006 and 2007 and the sharp increase in orders from our Indirect retailers following the introduction of our Java Blue pattern. Some of our Indirect retailers faced reduced access to credit, which further compounded the effects of softening demand and excess inventory. In fiscal 2009, during the challenging environment presented by the economic recession, we focused our efforts on managing our cost structure and reducing inventories while continuing to invest in our infrastructure to support future growth. As a result, in fiscal 2009 our operating income decreased to $27.2 million.

In fiscal 2010, we experienced strong sales growth with net revenues of $288.9 million, an increase of 21.1% over fiscal 2009, despite the continued economic recession. This growth was driven by the impact of our strategic initiatives, including our expanding Direct business, the reduction of inventory levels in our Indirect channel that had occurred by the end of fiscal 2009 and increasing demand based on improving consumer confidence. In addition, fiscal 2010 net revenues in both the Indirect and Direct segments benefited from the increased frequency of releases of our collections, as well as the expansion of our range of patterns. During the same period, operating income increased to $45.7 million, or 68.1%, due primarily to the increase in net revenues combined with operational and supply chain improvements that enhanced our gross margin and operating margin.

In fiscal 2011, we again achieved strong sales growth, with net revenues of $366.1 million, an increase of 26.7% over fiscal 2010. This growth was driven primarily by our expanding Direct business, growing product assortment, improving economic conditions, and increasing brand awareness. During fiscal 2011, we remained focused on executing our growth strategies, which included growing in underpenetrated markets and expanding our U.S. store base and product offerings. In doing so, we opened nine full-price and three outlet stores, delivered four Signature Collection releases with more patterns than ever before, continued to widen the assortment of our paper collection, and released a greater number of other collections, including a special gift collection during the Christmas holiday season. We also achieved strong operating income growth. Fiscal 2011 operating income, which included $21.9 million of stock-based and other compensation expense related to restricted-stock awards that vested upon our October 2010 initial public offering, increased 16.6% to $53.3 million. We believe the combination of our expanding product offerings and continued growth in underpenetrated markets will lead to meaningful growth opportunities in fiscal 2012.

We believe there is a significant opportunity to grow our store base, as we believe the market in the United States can support at least 300 Vera Bradley full-price stores. To that end, during fiscal 2011, we opened nine full-price stores and three outlet stores.

We expect our full-price stores to average approximately 1,800 square feet per store, and we expect to invest approximately $0.4 million per new store, consisting of inventory costs, pre-opening costs and build-out costs less tenant-improvement allowances. New full-price stores are expected to generate on average between $1.1 million and $1.3 million in net revenues during the first twelve months, and the payback on our investment is expected to occur in less than 18 months. Typically, we have found that, as a new store becomes better integrated into its community and brand awareness grows, the store’s productivity tends to improve as measured by comparable-store sales.

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

Gross Profit

Gross profit is equal to our net revenues less our cost of sales. Cost of sales includes the direct cost of purchased and manufactured merchandise, distribution center costs, operations overhead, duty, and all inbound freight costs incurred. The components of our reported cost of sales may not be comparable to those of other retail and wholesale companies.

Gross profit can be impacted by changes in volume, operational efficiencies, such as leveraging of fixed costs, promotional activities, such as free shipping, and fluctuations in pricing structures within e-commerce and the annual outlet sale. Price changes in the Indirect and Direct channels, excluding e-commerce and the annual outlet sale, have had an insignificant impact.

Prior to calendar year 2006, we sourced the majority of our finished products domestically. Today, the significant majority of our products are sourced internationally. During this same period, we began direct sourcing of our raw materials and brought management of logistics in-house. These sourcing changes, along with better cost management, contributed to improvements in gross margin over this period. Gross margin measures gross profit as a percentage of our net revenues.

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

Operating Income

Operating income equals gross profit less SG&A expenses plus other income. Operating income excludes interest income, interest expense, and income taxes.

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

Basis of Presentation

Effective January 1, 2008, we changed our fiscal year to end on the Saturday closest to January 31. Fiscal years ended on January 29, 2011 (“fiscal 2011”), January 30, 2010 (“fiscal 2010”), and January 31, 2009 (“fiscal 2009”), and the current fiscal year will end on January 28, 2012 (“fiscal 2012”). As a result of this change, fiscal 2009 included activity for more than 52 weeks. This was a one-time occurrence and did not have a material effect on our results of operations. See Item 6 of this report for additional information.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the last three fiscal years, both in dollars and as a percentage of our net revenues:

	Fiscal Year Ended
($ in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Statement of Income Data:
Net revenues	$366,057	$288,940	$238,577
Cost of sales	156,910	137,803	115,473

Gross profit	209,147	151,137	123,104
Selling, general, and administrative expenses	163,053	116,168	109,195
Other income	7,225	10,743	13,282

Operating income	53,319	45,712	27,191
Interest expense, net	1,625	1,604	2,511

Income before income taxes	51,694	44,108	24,680
Income tax expense	5,496	889	1,009

Net income	$46,198	$43,219	$23,671

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	42.9%	47.7%	48.4%

Gross profit	57.1%	52.3%	51.6%
Selling, general, and administrative expenses	44.5%	40.2%	45.8%
Other income	2.0%	3.7%	5.6%

Operating income	14.6%	15.8%	11.4%
Interest expense, net	0.4%	0.6%	1.1%

Income before income taxes	14.1%	15.3%	10.3%
Income tax expense	1.5%	0.3%	0.4%

Net income	12.6%	15.0%	9.9%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-price store data for the last three fiscal years:

	Fiscal Year Ended
($ in thousands, except as otherwise indicated)	January 29, 2011	January 30, 2010	January 31, 2009
Net Revenues by Segment:
Indirect	$214,939	$192,829	$167,454
Direct	151,118	96,111	71,123

Total	$366,057	$288,940	$238,577

Percentage of Net Revenues by Segment:
Indirect	58.7%	66.7%	70.2%
Direct	41.3%	33.3%	29.8%

Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Full-Price Store Data (1):
Total stores open at end of period	35	26	21
Comparable-store sales increase (2)	25.8%	36.4%	8.0%
Total gross square footage at end of period	63,623	48,285	39,285
Average net revenues per gross square foot (3)	$795	$615	$578

(1)	Our first full-price store was opened in mid-September 2007. These data exclude our outlet stores.
(2)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

Fiscal 2011 Compared to Fiscal 2010

Net Revenues

For fiscal 2011, net revenues increased $77.2 million, or 26.7%, to $366.1 million, from $288.9 million for fiscal 2010.

Indirect. For fiscal 2011, net revenues increased $22.1 million, or 11.5%, to $214.9 million, from $192.8 million for fiscal 2010, due primarily to increased sales volume to our Indirect retailers. The increased sales volume resulted primarily from greater demand for our Signature Collection releases that, in most cases, had more patterns and styles relative to fiscal 2010 releases, increased offerings and sales of non-Signature Collection products, and improved economic conditions.

Direct. For fiscal 2011, net revenues increased $55.0 million, or 57.2%, to $151.1 million, from $96.1 million for fiscal 2010. This growth resulted from a $22.8 million increase in e-commerce revenues due primarily to greater traffic resulting from marketing initiatives, a $22.6 million increase in non-comparable store sales, and a $7.3 million, or 25.8%, increase in comparable-store sales due primarily to increased store traffic. The number of our stores grew from 27 at the end of fiscal 2010 to 39 at the end of fiscal 2011. In addition, our annual outlet sale revenues increased by $2.3 million due to an increase in the number of shoppers that attended the sale and higher average product pricing at the sale.

Gross Profit

For fiscal 2011, gross profit increased $58.0 million, or 38.4%, to $209.1 million, from $151.1 million for fiscal 2010. As a percentage of net revenues, gross profit increased to 57.1% for fiscal 2011, from 52.3% for fiscal 2010. The increase in gross margin was due primarily to increased leverage of fixed costs as a result of the volume growth, improved efficiency in our utilization of raw materials as a result of our expanding outlet store channel, higher average product pricing at the annual outlet sale, and an overall revenue mix shift toward higher margin, retail-store sales.

Selling, General and Administrative Expenses (SG&A)

For fiscal 2011, SG&A expenses increased $46.9 million, or 40.4%, to $163.1 million, from $116.2 million for fiscal 2010. As a percentage of net revenues, SG&A expenses were 44.5% and 40.2% for fiscal 2011 and fiscal 2010, respectively.

For fiscal 2011, selling expenses increased $19.9 million, or 36.0%, to $75.3 million, from $55.4 million for fiscal 2010. As a percentage of net revenues, selling expenses were 20.6% and 19.2% for fiscal 2011 and fiscal

2010, respectively. The increase in selling expenses was due primarily to increased store operational costs attributable to new store openings as well as e-commerce and store marketing initiatives to drive increased traffic. The increase in selling expenses also resulted from the company holding two product introduction and educational events (or Premieres) for Indirect retailers during fiscal 2011, compared to only one event during fiscal 2010, and from other increased expenses as a result of the increase in net revenues. These increases were partially offset by a $1.3 million asset-impairment charge, as further described below, recorded in fiscal 2010. No such charge was recorded in fiscal 2011.

For fiscal 2011, advertising, marketing, and product development expenses decreased $1.1 million, or 3.7%, to $28.7 million, from $29.8 million for fiscal 2010. As a percentage of net revenues, advertising, marketing, and product development expenses were 7.8% and 10.3% for fiscal 2011 and fiscal 2010, respectively. This decrease resulted primarily from reduced expenses associated with our co-op marketing programs as a result of refining the marketing support for our Indirect retailers. These reduced expenses were offset in part by increased spending on non-co-op advertising and marketing efforts and by higher employee and other costs associated with our expanded product design capabilities and with the increase in net revenues.

For fiscal 2011, administrative expenses increased $28.1 million, or 90.7%, to $59.0 million, from $30.9 million for fiscal 2010. As a percentage of net revenues, administrative expenses were 16.1% and 10.7% for fiscal 2011 and fiscal 2010, respectively. This increase was due primarily to $15.8 million of stock-based compensation expense associated with the vesting of restricted-stock awards in connection with our initial public offering as well as $6.1 million of expense associated with bonuses paid to recipients of the restricted-stock awards to satisfy tax obligations. In addition, we incurred higher corporate personnel and other costs necessary to support our growth as well as increased professional services fees related in part to our transition from a private to a public company.

Other Income

For fiscal 2011, other income decreased $3.5 million, or 32.7%, to $7.2 million, from $10.7 million for fiscal 2010. This decrease was due to the above-discussed refinement of the marketing support for our Indirect retailers, which resulted in decreased reimbursement of our advertising expenses.

Operating Income

For fiscal 2011, operating income increased $7.6 million, or 16.6%, to $53.3 million, from $45.7 million for fiscal 2010. As a percentage of net revenues, operating income was 14.6% and 15.8% for fiscal 2011 and fiscal 2010, respectively. This decrease in operating income as a percentage of net revenues was due primarily to the previously discussed $15.8 million of stock-based compensation expense associated with the vesting of restricted-stock awards in connection with our initial public offering and the $6.1 million of expense associated with bonuses paid to recipients of the restricted-stock awards.

Operating income for our business segments is provided below. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

	Fiscal Year Ended
($ in millions)	January 29, 2011	January 30, 2010	$ Change	% Change
Operating Income:
Indirect	$91.7	$72.6	$19.1	26.2%
Direct	46.4	25.3	21.1	83.7%

	138.1	97.9	40.2	41.0%
Less: Unallocated corporate expenses	(84.8)	(52.2)	(32.6)	62.4%

Operating income	$53.3	$45.7	$7.6	16.6%

Indirect. For fiscal 2011, operating income increased $19.1 million, or 26.2%, primarily as a result of the previously discussed increase in gross profit. This increase was partially offset by increased selling expenses, as previously discussed.

Direct. For fiscal 2011, operating income increased $21.1 million, or 83.7%, primarily as a result of the previously discussed increase in gross profit. This increase was partially offset by increased selling expenses, as previously discussed.

Corporate Unallocated. For fiscal 2011, unallocated expenses increased $32.6 million, or 62.4%, primarily as a result of increased stock-based and bonus compensation expenses, higher corporate personnel and other costs, and increased professional services fees, as previously discussed.

Interest Expense, Net

Net interest expense was consistent for fiscal 2011 and fiscal 2010; a $0.2 million write off of unamortized debt-issuance costs in connection with the amendment and restatement of our credit agreement was offset by lower average borrowing levels during fiscal 2011.

Income Tax Expense

For fiscal 2011, we recorded income tax expense of $5.5 million. This expense was comprised of (1) $6.8 million of expense related to activity during the portion of fiscal 2011 that we were a “C” Corporation (October 3, 2010, through January 29, 2011) at an effective tax rate of 51.2% and (2) $0.5 million of state taxes related to taxing jurisdictions that did not recognize our previous “S” Corporation status, offset in part by a one-time deferred tax benefit of $1.8 million recognized upon the termination of our “S” Corporation status. Included in tax expense for the portion of the fiscal year that we operated as a “C” Corporation was $1.2 million related to permanently non-deductible stock-based compensation expense associated with restricted-stock awards that vested in connection with our initial public offering. For fiscal 2010, our income tax expense of $0.9 million (calculated at an effective rate of 2.0%) was comprised solely of state taxes related to taxing jurisdictions that did not recognize our previous “S” Corporation status. The increase in our effective tax rate resulted from our change in tax status.

Fiscal 2010 Compared to Fiscal 2009

Net Revenues

For fiscal 2010, net revenues increased $50.4 million, or 21.1%, to $288.9 million, from $238.6 million for fiscal 2009.

Indirect. For fiscal 2010, net revenues increased $25.4 million, or 15.2%, to $192.8 million, from $167.5 million for fiscal 2009 due primarily to increased sales volume to our Indirect retailers. The volume increase resulted from improving economic conditions resulting in increased consumer spending.

Direct. For fiscal 2010, net revenues increased $25.0 million, or 35.1%, to $96.1 million, from $71.1 million for fiscal 2009. The increase resulted from a $19.1 million increase in e-commerce revenues due primarily to greater traffic from marketing initiatives. In addition, the number of our stores grew from 21 at the end of fiscal 2009 to 27 at the end of fiscal 2010. Non-comparable store sales increased by $8.4 million and comparable-store sales increased by $5.3 million, or 36.4%. These increases were offset by a decrease in annual outlet sale revenues of $7.8 million, as we held two outlet sales in fiscal 2009 rather than the traditional one outlet sale.

Gross Profit

For fiscal 2010, gross profit increased $28.0 million, or 22.8%, to $151.1 million, from $123.1 million in the comparable prior-year period. The increase of $28.0 million was due to greater net revenues, increasing gross profit by $25.9 million, and the remaining $2.1 million was due primarily to the improvement in gross margin to 52.3% in fiscal 2010 from 51.6% in fiscal 2009. The gross margin improvement of $2.1 million was attributable to better cost management in the Direct business, improved profits from e-commerce related to fulfillment integration, and fewer promotional activities.

Selling, General and Administrative Expenses.

For fiscal 2010, SG&A expenses increased $7.0 million, or 6.4%, to $116.2 million, from $109.2 million for fiscal 2009. As a percentage of net revenues, SG&A expenses were 40.2% and 45.8% during fiscal 2010 and fiscal 2009, respectively. The decrease in SG&A expenses as a percentage of net revenues was due to an increase in net revenues without a comparable increase in SG&A expenses.

For fiscal 2010, selling expenses increased $4.0 million, or 7.8%, to $55.4 million, from $51.4 million for fiscal 2009. As a percentage of net revenues, selling expenses were 19.2% and 21.5% during fiscal 2010 and fiscal 2009, respectively. The increase in selling expenses was due primarily to increased depreciation related to the long-lived asset impairment for three of our stores and to increased store operating costs related to the opening of six new stores in fiscal 2010. The asset impairment charge of $1.3 million was based on a variety of factors, including anticipated low levels of traffic and low levels of brand awareness around the store locations. These factors contributed to projected cash flows being less than the carrying amounts for those stores. These three store locations were among the early openings under our Direct channel strategy. We continue to refine our site selection process and unit economics for each new store opening by adjusting the assumptions underlying cash flow projections for each store based on historical store performance. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and desirable co-tenancies in our site selection process.

For fiscal 2010, advertising, marketing, and product development expenses decreased $4.5 million, or 13.1%, to $29.8 million, from $34.3 million for fiscal 2009. As a percentage of net revenues, advertising, marketing, and product development expenses were 10.3% and 14.4% during fiscal 2010 and fiscal 2009, respectively. The decrease was due to a decline in the number of catalogs and direct mailers we produced as a result of lower participation by our Indirect retailers in these programs primarily due to changes in the mix of catalogs and mailers offered and a decrease in other advertising expenses.

For fiscal 2010, administrative expenses increased $7.5 million, or 31.7%, to $30.9 million, from $23.5 million for fiscal 2009. As a percentage of net revenues, administrative expenses were 10.7% and 9.8% during fiscal 2010 and fiscal 2009, respectively. The increase in administrative expenses was due primarily to increased corporate infrastructure spending on personnel, owners life insurance, and a modest increase in charitable giving.

Other Income

For fiscal 2010, other income decreased $2.5 million, or 19.1%, to $10.7 million, from $13.3 million for fiscal 2009. The decrease was due to a decline in the participation by our Indirect retailers in our catalogs and direct mailers, which resulted in decreased reimbursement of our advertising expenses. The decline in participation was due primarily to changes in the mix of catalogs and mailers offered, offset by increased company advertising. This change did not have a discernable impact on our Indirect business.

Operating Income

For fiscal 2010, operating income increased $18.5 million, or 68.1%, to $45.7 million, from $27.2 million for fiscal 2009. As a percentage of net revenues, operating income was 15.8% and 11.4% during fiscal 2010 and fiscal 2009, respectively.

Operating income for our business segments is provided below. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

	Fiscal Year Ended		$ Change	% Change
($ in millions)	January 30, 2010	January 31, 2009
Operating Income:
Indirect	$72.6	$58.1	$14.5	25.0%
Direct	25.3	14.9	10.4	69.4%

	97.9	73.0	24.9	34.1%
Less: unallocated corporate expenses	(52.2)	(45.8)	(6.4)	13.9%

Operating income	$45.7	$27.2	$18.5	68.1%

Indirect. For fiscal 2010, operating income increased $14.5 million, or 25.0%, as a result of $10.4 million from increased sales volume to our Indirect retailers as well as a $4.1 million decrease in SG&A expenses. The reduction in SG&A expenses was due to a reduction in advertising expenses, offset by increased salaries and benefits expenses and other expenses incurred in the period.

Direct. For fiscal 2010, operating income increased $10.4 million, or 69.4%, as a result of $12.2 million additional revenues due to new retail stores opened and growth in e-commerce traffic and $5.4 million of improved gross margin due to improved cost management in the Direct business, offset by $7.2 million of increased SG&A expenses. The increased SG&A expenses were due to increased building and depreciation expenses, including the $1.3 million asset impairment of three of our stores, increased salaries and benefits expenses attributable to new store openings, and increased advertising expenses related to e-commerce referral commissions.

Corporate Unallocated. For fiscal 2010, unallocated expenses increased $6.4 million, or 13.9%, as a result of $2.4 million of increased salaries and benefit expenses, $2.5 million of increased building and depreciation expenses, $2.5 million of reduced other income due to a decline in the participation by our Indirect retailers in our catalogs and mailers causing decreased reimbursement of our advertising expenses and $4.1 million of increased professional fees and other expenses incurred in the period. These expense increases were partially offset by a $5.1 million reduction of advertising expenses, primarily as a result of a reduction in spending in anticipation of a continued soft economic environment, and, to a lesser extent, resulting from decreased costs of catalogs and mailers due to the decline in participation by our Indirect retailers.

Interest Expense, Net

For fiscal 2010, interest expense decreased $0.9 million, or 36.1%, to $1.6 million, from $2.5 million for fiscal 2009. This decrease was attributable to lower debt levels along with a lower cost of borrowing, offset by interest income received due to higher average cash balances.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as our primary source of liquidity. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, debt repayments, operational equipment, information technology, and quarterly shareholder distributions to cover estimated tax payments. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially alter the nature and levels of our accounts receivable and inventories, or require materially increased borrowings under our amended and restated credit agreement, in the near future. Further, as a result of our conversion to a “C” corporation for income-tax purposes, we no longer make “S” Corporation distributions to shareholders. We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures (including expansion of our Direct business), and debt payments for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Fiscal Year Ended
($ in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Net cash provided by operating activities	$58,466	$66,006	$50,187
Net cash used in investing activities	(9,865)	(5,844)	(16,449)
Net cash used in financing activities	(41,157)	(54,429)	(33,014)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash provided by operating activities declined to $58.5 million in fiscal 2011, from $66.0 million in fiscal 2010. This decrease was driven primarily by a $17.2 million increase in cash outflows related to changes in operating assets and liabilities and a $5.4 million increase in net deferred tax assets, offset in part by an increase of $15.9 million in stock-based compensation expense. The increase in cash outflows related to changes in operating assets and liabilities resulted primarily from a $30.2 million increase in inventories, partially offset by increased current liabilities related in part to inventory purchases and “C” Corporation tax obligations. We brought inventories back to more normalized levels this year after reducing inventory levels last year in response to the weak economic environment.

Net cash provided by operating activities was $66.0 million for fiscal 2010 compared to $50.2 million in fiscal 2009. In fiscal 2010, net income increased $19.5 million from fiscal 2009 while cash provided by changes in assets and liabilities declined $9.0 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, operational equipment, and information technology investments.

Net cash used in investing activities was $9.9 million in fiscal 2011, reflecting capital expenditures of $11.4 million offset in part by $1.5 million of cash provided as a result of the elimination of a compensating-balance requirement in connection with the amendment and restatement of our credit agreement. Capital expenditures of $11.4 million for fiscal 2011 were $5.5 million higher than capital expenditures in fiscal 2010, due primarily to increased investments in new stores, including the opening of twelve stores in fiscal 2011 compared to six stores during fiscal 2010, and incremental investments in information technology and distribution assets.

Net cash used in investing activities was $5.8 million in fiscal 2010. This was driven by $3.6 million in investments in six new stores along with improvements in e-commerce, $0.4 million in information technology investments, and $1.1 million in production and distribution equipment.

Net cash used in investing activities was $16.4 million in fiscal 2009 driven by $7.2 million in investments in 13 new stores along with improvements in e-commerce, $4.1 million in production and distribution equipment, and $1.6 million in information technology investments, with the remaining amounts used for facility and other improvements.

Capital expenditures for fiscal 2012 are expected to be approximately $15 million, including the opening of 14 to 16 new stores.

Net Cash Used in Financing Activities

Net cash used in financing activities was $41.2 million in fiscal 2011, driven primarily by $132.8 million of “S” Corporation distributions (including the final “S” Corporation distribution of $106.0 million) and $1.1 million of debt-issuance costs, offset in part by IPO net proceeds of $56.3 million and net borrowings of $36.8 million under the credit agreement or amended and restated credit agreement.

Net cash used in financing activities was $54.4 million in fiscal 2010. This included $24.5 million in net repayments of borrowings under our credit agreement, $4.3 million in repayments of vendor and related-party debt, and $25.6 million in distributions to our shareholders to fund tax liabilities due to our “S” Corporation status.

Net cash used in financing activities was $33.0 million in fiscal 2009. This reflected net repayments of $7.6 million on our credit agreement, $24.1 million of distributions to our shareholders to fund tax liabilities due to our “S” Corporation status, and $1.0 million in debt-issuance costs paid in connection with the credit agreement.

Amended and Restated Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the company’s assets. The credit agreement is also guaranteed by the company. The credit agreement requires the company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The company was in compliance with these covenants as of January 29, 2011.

Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the company’s leverage ratio. In addition, the company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At January 29, 2011, the weighted-average interest rate on the $66.75 million of outstanding borrowings under the credit agreement was 1.68%. The company had borrowing availability of $58.25 million under the agreement as of January 29, 2011.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. As of January 29, 2011, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt to financial institutions (1)	$66,750	$—	$—	$66,750	$—
Debt to others (2)	267	83	147	37	—
Operating leases (3)	79,613	9,946	18,814	18,522	32,331
Purchase obligations (4)	30,913	30,873	40	—	—

Total	$177,543	$40,902	$19,001	$85,309	$32,331

(1)	As of January 29, 2011, we had the following principal amount due under our amended and restated credit agreement: $66.75 million due October 3, 2015. Estimated total interest and facility fee payments of $6.7 million, based on our outstanding borrowings and the interest rates in effect under our amended and restated credit agreement as of January 29, 2011, have been excluded.
(2)	We have entered into financing agreements with certain vendors. The amounts listed represent the outstanding balances under these agreements.
(3)	Our store leases generally have initial lease terms of 10 years and provide us with the option to renew the leases upon substantially the same terms and conditions as the original leases. Our future operating lease obligations would change if we were to exercise these options, or if we were to enter into new operating leases.
(4)	Purchase obligations consist primarily of inventory purchase orders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, as well as the disclosures relating to contingent assets and liabilities at the date of the consolidated financial statements. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

We evaluate the development and selection of our critical accounting policies and estimates and believe that the following policies and estimates involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. Our historical results for the periods presented in the consolidated financial statements, however, have not been materially impacted by such variances. More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements.

Revenue Recognition

Revenue from the sale of our products is recognized upon customer receipt of the product when collection of the associated receivables is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and ownership and risk of loss have been transferred to the customer, which, for e-commerce and most Indirect sales, reflects an estimate of shipments that customers have not yet received. The estimate of these shipments is based on shipping terms and historical delivery times. Significant changes in shipping terms or delivery times could materially impact our revenues in a given period.

We reserve for projected merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. Merchandise returns are often resalable merchandise and in the Direct business are refunded by issuing the same payment tender of the original purchase and in the Indirect business the customer is issued a credit to its account to apply to outstanding invoices. Merchandise exchanges of the same product at the same price are not considered merchandise returns. Product returns are often resalable through our annual outlet sale or other channels. Additionally, we reserve for other potential product credits and for customer shipments not yet received. The total reserve for returns, customer shipments not yet received, and general credits was

$1.7 million and $1.9 million at January 29, 2011, and January 30, 2010, respectively. This represents a reduction to operating income of $1.2 million and $1.3 million, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on net realizable value, which includes costs to dispose. Appropriate consideration is given to obsolescence, excess quantities, and other factors, including the popularity of a pattern or product, in evaluating net realizable value. We record valuation adjustments to our inventories, which are reflected in cost of sales, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. This adjustment calculation requires us to make assumptions and estimates, which are based on factors such as merchandise seasonality, historical trends, and estimated sales and inventory levels, including sell-through of remaining units. In addition, as part of inventory adjustments, we provide for inventory shrinkage based on historical trends from our physical inventory counts. We perform physical inventory counts throughout the year and adjust the shrink provision accordingly.

Inventory adjustments of $5.1 million and $7.5 million were recorded for these matters as of January 29, 2011, and January 30, 2010, respectively. These adjustments related primarily to raw materials of discontinued patterns, as we have the ability to move discontinued finished goods through a number of channels, including the annual outlet sale, our website and outlet stores, and through liquidators as needed. The decrease in the valuation adjustments during fiscal 2011 resulted primarily from our expanding outlet store channel, which we launched in November 2009 and which has enabled us to increase our use of raw materials of discontinued patterns.

Income Taxes

Prior to October 3, 2010, we were taxed as an “S” Corporation for income-tax purposes under Section 1362 of the Internal Revenue Code and therefore were not subject to federal and state income taxes (subject to exception in a limited number of state and local jurisdictions that did not recognize the “S” Corporation status). On October 3, 2010, our “S” Corporation status automatically terminated and we became subject to corporate-level federal and state income taxes at prevailing corporate rates. As a result of this conversion, effective October 3, 2010, we account for income taxes and the related accounts using the liability method in accordance with ASC 740, Income Taxes.

Our effective tax rate is based on our pre-tax income, statutory tax rates, tax laws and regulations, and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. Taxing authorities periodically audit our income tax returns. We believe that our tax filing positions are reasonable and legally supportable. Taxing authorities, however, may take a contrary position. Our results of operations and effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevail in positions for which we have established reserves, or are required to pay amounts in excess of established reserves.

Valuation of Long-lived Assets

Property, plant, and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are included in SG&A expenses.

The discounted cash flow models used to estimate the applicable fair values involve numerous estimates and assumptions that are highly subjective. Changes to these estimates and assumptions could materially impact the fair value estimates. The estimates and assumptions critical to the overall fair value estimates include: (1) estimated future cash flow generated at the store level; and (2) discount rates used to derive the present value factors used in determining the fair values. These and other estimates and assumptions are impacted by economic conditions and our expectations and may change in the future based on period-specific facts and circumstances. If economic conditions were to deteriorate, future impairment charges may be required.

Stock-Based Compensation – Private-Company Equity and Incentive Grants

The restricted shares of our common stock granted under the 2010 Restricted Stock Plan were measured at fair value on July 30, 2010, the grant date. In the absence of a public trading market, we considered numerous objective and subjective factors, including information provided by an independent valuation firm, to determine our best estimate of the fair value of the restricted shares of our common stock on the grant date. Our estimate of this stock-based compensation was equivalent to the fair value of our common stock that was ultimately expected to vest. The stock-based compensation was recognized as compensation expense over the period the restrictions were to lapse and, then, in full upon the initial public offering of our stock. At the grant date, we estimated a forfeiture rate of zero. No forfeitures occurred.

On the grant date, we were a private company with no active public market for our common stock. Therefore, we determined the estimated per share fair value of our common stock as of July 30, 2010, using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” (the “Practice Aid”). In conducting this valuation, we considered all objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects, and operating performance at July 30, 2010. Within this contemporaneous valuation performed by us, a range of factors, assumptions, and methodologies were used. The significant factors included:

•	the fact that we were a private retail company with illiquid securities;

•	our historical operating results;

•	our discounted future cash flows, based on our projected operating results;

•	valuations of comparable public companies; and

•	condition of and outlook for the handbag, accessories, and luggage industries.

After considering the information presented by our management, our board of directors rendered its final fair value determination.

For the contemporaneous valuation of our common stock, management estimated, as of July 30, 2010, the valuation date, our enterprise value on a continuing operations basis, using primarily the income and market approaches, both of which are acceptable valuation methods in accordance with the Practice Aid. The income approach utilized the discounted cash flow (“DCF”) methodology based on our financial forecasts and projections, as detailed below. The market approach utilized the market multiple methodology based on comparable public companies’ equity pricing, as detailed below.

For the DCF methodology, we prepared detailed annual projections of future cash flows through 2024, which we refer to as the “discrete projection period.” The value of the cash flows beyond the discrete projection period was derived by applying a capitalized earnings approach, in which such cash flows are assumed to grow at a constant annual long-term growth rate and in which the terminal-year cash flow is capitalized at a rate equal to the estimated discount rate less the estimated constant annual long-term growth rate. Our projections of future cash flows were based on our estimated net debt-free cash flows and were discounted to the valuation date at an estimate of our weighted-average cost of capital.

For the market multiple methodology, we determined, as of the valuation date, a range of trading multiples for a group of comparable public companies, based on trailing 12 months adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted earnings before interest and taxes (“EBIT”) and projected future EBITDA and EBIT. These multiples were then applied to our actual trailing 12 months adjusted EBITDA and EBIT and projected EBITDA and EBIT as of the valuation date. When selecting comparable companies, consideration was given to industry similarity, their specific products offered, financial data availability and capital structure.

We believe that the procedures employed in the DCF and market multiple methodologies are reasonable and consistent with the Practice Aid.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” portions of which became effective in fiscal years beginning after December 15, 2009. ASU 2010-06 amended the FASB’s authoritative guidance related to fair value measurements and disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. The standard did not change how fair values are measured. In the fiscal year ended January 29, 2011, the Company adopted the effective portions of ASU 2010-06 without any impact on the consolidated financial statements.

Transactions with Related Parties

See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for information regarding transactions with related parties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our amended and restated credit agreement, which bear interest at variable rates. The amended and restated credit agreement allows for a revolving credit commitment of $125.0 million, bearing interest at a variable rate, based on either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). Assuming the amended and restated credit agreement is fully drawn, each quarter point increase or decrease in the interest rate would change our annual interest expense by approximately $0.3 million.

From time to time, we utilize interest rate swaps to hedge our interest rate risk. We had no open derivative instruments at January 29, 2011.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. Although it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Foreign Exchange Rate Risk

We source a substantial majority of our materials from various suppliers in China and South Korea. Substantially all purchases and sales involving foreign persons are denominated in U.S. dollars, and therefore we do not hedge using any derivative instruments. Historically, we have not been impacted materially by changes in exchange rates.

Item 8.	Financial Statements and Supplementary Data

Vera Bradley, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Vera Bradley, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Vera Bradley, Inc. and its subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

April 1, 2011

Vera Bradley, Inc.

Consolidated Balance Sheets

($ in thousands)

	January 29, 2011	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$13,953	$6,509
Accounts receivable, net	34,300	31,013
Inventories	96,717	66,535
Other current assets	6,754	6,468
Deferred income taxes	8,743	—

Total current assets	160,467	110,525
Property, plant, and equipment, net	42,984	40,123
Restricted cash	—	1,500
Other assets	2,588	1,604

Total assets	$206,039	$153,752

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,012	$19,221
Distributions payable	—	1,091
Accrued employment costs	17,892	14,181
Other accrued liabilities	10,551	9,772
Income taxes payable	10,010	—
Current portion of long-term debt	83	5,022

Total current liabilities	68,548	49,287
Long-term debt	66,934	25,114
Deferred income taxes	3,300	—
Other long-term liabilities	2,935	1,458

Total liabilities	141,717	75,859

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock; January 29, 2011 – 5,000,000 shares authorized, no shares issuedor outstanding; January 30, 2010 – no shares authorized, issued, or outstanding	—	—
Common stock (Class A), voting, without par value; January 29, 2011 – no shares authorized, issued, or outstanding; January 30, 2010 – 35,437 shares authorized, 2,835 shares issued and outstanding	—	1
Common stock (Class B), non-voting, without par value; January 29, 2011 – no shares authorized, issued, or outstanding; January 30, 2010 – 53,155,500 shares authorized, 35,437,712 shares issued and outstanding	—	—
Common stock, without par value; January 29, 2011 – 200,000,000 shares authorized, 40,506,670 shares issued and outstanding; January 30, 2010 – no shares authorized, issued, or outstanding	—	—
Additional paid-in capital	71,923	—
Retained earnings (accumulated deficit)	(7,601)	77,892

Total shareholders’ equity	64,322	77,893

Total liabilities and shareholders’ equity	$206,039	$153,752

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

($ in thousands, except per share data)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net revenues	$366,057	$288,940	$238,577
Cost of sales	156,910	137,803	115,473

Gross profit	209,147	151,137	123,104
Selling, general, and administrative expenses	163,053	116,168	109,195
Other income	7,225	10,743	13,282

Operating income	53,319	45,712	27,191
Interest expense, net	1,625	1,604	2,511

Income before income taxes	51,694	44,108	24,680
Income tax expense	5,496	889	1,009

Net income	$46,198	$43,219	$23,671

Basic weighted-average shares outstanding	36,812,570	35,440,547	35,440,547
Diluted weighted-average shares outstanding	36,850,915	35,440,547	35,440,547
Basic net income per share	$1.25	$1.22	$0.67
Diluted net income per share	1.25	1.22	0.67
Basic distributions per share	3.58	0.66	0.77

Pro forma income information (Note 1):
Income before income taxes	$51,694	$44,108	$24,680
Pro forma income tax expense (unaudited)	22,791	17,643	9,872

Pro forma net income (unaudited)	$28,903	$26,465	$14,808

Basic weighted-average shares outstanding	36,812,570	35,440,547	35,440,547
Diluted weighted-average shares outstanding	36,850,915	35,440,547	35,440,547
Pro forma basic net income per share (unaudited)	$0.79	$0.75	$0.42
Pro forma diluted net income per share (unaudited)	0.78	0.75	0.42

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Shareholders’ Equity

($ in thousands)

	Number of Shares
	Common Stock (Class A) Voting	Common Stock (Class B) Non-Voting	Common Stock	Common Stock	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Equity
Balance at January 31, 2008	2,835	35,437,712	—	$1	$—	$61,416	$61,417
Net income	—	—	—	—	—	23,671	23,671
Distributions of retained earnings	—	—	—	—	—	(27,141)	(27,141)

Balance at January 31, 2009	2,835	35,437,712	—	1	—	57,946	57,947
Net income	—	—	—	—	—	43,219	43,219
Distributions of retained earnings	—	—	—	—	—	(23,273)	(23,273)

Balance at January 30, 2010	2,835	35,437,712	—	1	—	77,892	77,893
Net income	—	—	—	—	—	46,198	46,198
Distributions of retained earnings	—	—	—	—	—	(131,691)	(131,691)
Issuance of stock upon vesting of stock-based awards	—	28,881	1,066,123	—	—	—	—
Repurchase and retirement of stock	—	(28,881)	—	—	(304)	—	(304)
Reorganization (Note 1)	(2,835)	(35,437,712)	35,440,547	(1)	1	—	—
Issuance of stock in IPO, net of costs	—	—	4,000,000	—	56,337	—	56,337
Stock-based compensation	—	—	—	—	15,889	—	15,889

Balance at January 29, 2011	—	—	40,506,670	$—	$71,923	$(7,601)	$64,322

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Cash flows from operating activities
Net income	$46,198	$43,219	$23,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	8,411	10,666	7,347
Provision for doubtful accounts	256	858	358
Loss on disposal of property, plant, and equipment	278	1,462	28
Write-off of unamortized debt-issuance costs	227	—	—
Stock-based compensation	15,889	—	—
Deferred income taxes	(5,443)	—	—
Changes in assets and liabilities:
Accounts receivable	(3,543)	(1,230)	10,644
Inventories	(30,182)	(2,059)	2,858
Other assets	(393)	(1,806)	(553)
Accounts payable	10,791	3,150	4,541
Accrued and other liabilities	15,977	11,746	1,293

Net cash provided by operating activities	58,466	66,006	50,187

Cash flows from investing activities
Purchases of property, plant, and equipment	(11,365)	(5,844)	(14,949)
Restricted cash on deposit	1,500	—	(1,500)

Net cash used in investing activities	(9,865)	(5,844)	(16,449)

Cash flows from financing activities
Payments on financial-institution debt	(68,923)	(54,800)	(153,626)
Borrowings on financial-institution debt	105,673	30,300	149,190
Payments on vendor-financed debt	(54)	(237)	(190)
Payments on related-party debt	—	(3,488)	(714)
Payments on cash surrender value – life insurance	—	(600)	600
Payments of debt-issuance costs	(1,104)	—	(1,024)
Change in bank overdraft	—	—	(3,131)
Issuance of stock, net of costs	56,337	—	—
Repurchase of stock	(304)	—	—
Payments of distributions	(132,782)	(25,604)	(24,119)

Net cash used in financing activities	(41,157)	(54,429)	(33,014)

Increase in cash and cash equivalents	7,444	5,733	724
Cash and cash equivalents, beginning of period	6,509	776	52

Cash and cash equivalents, end of period	$13,953	$6,509	$776

Supplemental disclosure of cash-flow information
Income taxes paid	$921	$412	$1,464

Interest paid	$1,117	$1,782	$2,624

Supplemental disclosure of non-cash activity
Vendor-financed purchases of property, plant, and equipment	$185	$136	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Company

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

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Indirect and Direct. The Indirect business consists of sales of Vera Bradley products to approximately 3,300 independent retailers, substantially all of which are located in the United States, as well as select national retailers and third-party e-commerce sites. The Direct business consists of sales of Vera Bradley products through the Company’s full-price stores, outlet stores, verabradley.com, and an annual outlet sale in Fort Wayne, Indiana. As of January 29, 2011, the Company operated 35 full-price stores and four outlet stores.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31.

Comprehensive Income

The Company has excluded the Statements of Comprehensive Income from these consolidated financial statements because comprehensive income equals net income.

Unaudited Pro Forma Income Information

Prior to the Reorganization, the Company was taxed as an “S” Corporation for purposes of federal and state income taxes. Accordingly, each of the Company’s then-shareholders was required to include his or her portion of the Company’s taxable income or loss on his or her federal and state income tax returns. As part of the Reorganization, effective October 3, 2010, the Company’s “S” Corporation status automatically terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

The unaudited pro forma income information gives effect to an adjustment for income tax expense as if the Company had been a “C” Corporation at the beginning of each period presented at an assumed combined federal, state, and local income tax rate of 41.7% for the period from January 31, 2010, through October 2, 2010, and 40% for the fiscal years ended January 30, 2010, and January 31, 2009. These rates approximate the calculated effective tax rates for the periods presented.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies

Use of Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of the Company’s assets, liabilities, revenues, and expenses, as well as the disclosures relating to contingent assets and liabilities at the date of the consolidated financial statements. Significant areas requiring the use of management estimates include the valuation of inventories, accounts receivable valuation allowances, sales return allowances, and the useful lives of assets for depreciation or amortization. Actual results could differ from these estimates. The Company revises its estimates and assumptions as new information becomes available.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, deposits with financial institutions, and investments with an original maturity of three months or less.

At January 31, 2008, the Company was in a bank overdraft position with one financial institution. The bank overdraft was to have been funded by the Company’s lender by increasing the financial-institution debt and is classified in the financing section of the Consolidated Statements of Cash Flows as “Change in bank overdraft.”

Restricted Cash

At January 30, 2010, the Company maintained $1.5 million in an account with one of its lenders as a compensating balance in connection with the credit agreement entered into during the fiscal year ended January 31, 2009. In October 2010, as part of the amendment and restatement of the Company’s credit agreement (see Note 5), this compensating-balance requirement was eliminated.

Concentration of Credit Risk

The Company maintains nearly all of its cash and cash equivalents with one financial institution. The Company monitors the credit standing of this financial institution on a regular basis.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on net realizable value, which includes costs to dispose. Appropriate consideration is given to obsolescence, excess quantities, and other factors, including the popularity of a pattern or product, in evaluating net realizable value.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost and depreciated or amortized over the following estimated useful lives using the straight-line method:

Buildings and building improvements	39.5 years
Furniture and fixtures	5.0 years
Computer equipment	3.0 years
Software	3.0 years
Production equipment	7.0 years
Vehicles	5.0 years

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Leasehold improvements are amortized over the shorter of the life of the asset or the lease term. Lease terms typically range from five to ten years.

When a decision is made to abandon property, plant, and equipment prior to the end of the previously estimated useful life, depreciation or amortization estimates are revised to reflect the use of the asset over the shortened estimated useful life. At the time of disposal, the cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts and any resulting loss is included in the Consolidated Statements of Income.

Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined below in “Fair Value of Financial Instruments.”

Assets under construction are not depreciated or amortized until the asset is substantially complete and placed in service. Interest is capitalized during periods of construction and depreciated or amortized over the estimated useful lives of the applicable assets. There was no interest capitalized for any of the periods presented.

Routine maintenance and repair costs are expensed as incurred.

The Company capitalizes certain costs incurred in connection with acquiring, modifying, and installing internal-use software. Capitalized costs are included in property, plant, and equipment and are amortized over three years. Software costs that do not meet capitalization criteria are expensed as incurred.

Revenue Recognition and Accounts Receivable

Revenue from the sale of the Company’s products is recognized upon customer receipt of the product when collection of the associated receivables is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and ownership and risk of loss have been transferred to the customer, which, for e-commerce and most Indirect sales, reflects an estimate of shipments that customers have not yet received. The estimate of these shipments is based on shipping terms and historical delivery times.

Included in net revenues are product sales to Direct and Indirect customers, including amounts billed to customers for shipping fees. Costs related to shipping of product are classified in cost of sales in the Consolidated Statements of Income. Net revenues exclude sales taxes collected from customers and remitted to governmental authorities.

Historical experience provides the Company the ability to estimate reasonably the amount of product sales that customers will return. Product returns are often resalable through the Company’s annual outlet sale or other channels. The Company accounts for anticipated returns by reducing net revenues, cost of sales, and accounts receivable and increasing inventories, essentially reversing the effects of the original sales transactions. Additionally, the Company reserves for other potential product credits granted to Indirect retailers. The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken	Balance at End of Year
Fiscal year ended January 29, 2011	$891	$14,343	$(13,969)	$1,265
Fiscal year ended January 30, 2010	528	10,530	(10,167)	891
Fiscal year ended January 31, 2009	753	7,831	(8,056)	528

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

The Company establishes an allowance for doubtful accounts based on customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $266,000 and $290,000 at January 29, 2011, and January 30, 2010, respectively.

Cost of Sales

Cost of sales includes material costs, freight, inventory shrinkage, payroll, benefit costs, operating lease costs, duty, and other operating expenses, including depreciation of the Company’s distribution center, warehouse and manufacturing facilities, and equipment. Costs and related expenses to manufacture and distribute the products are recorded as cost of sales when the related revenues are recognized.

Operating Leases and Tenant-Improvement Allowances

The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred lease credit.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date.

Store Pre-Opening, Occupancy, and Operating Costs

The Company charges costs associated with the opening of new stores to selling, general, and administrative expenses as incurred. Selling, general, and administrative expenses also include store operating costs, store employee compensation, and store occupancy and supply costs.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair-value recognition provisions of ASC 718, Stock Compensation. Under these provisions, for its awards of restricted stock and restricted-stock units, the Company recognizes stock-based compensation expense in an amount equal to the fair market value of the underlying stock on the grant date of the respective award. The Company recognizes this expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. For restricted-stock awards granted prior to its initial public offering, the Company recognized stock-based compensation expense over the period the restrictions were to lapse and, then, in full upon the initial public offering.

Other Income and Advertising Costs

The Company expenses advertising costs at the time the promotion first appears in media, in stores, or on the website, and includes those costs in selling, general, and administrative expenses in the Consolidated Statements of Income. The Company classifies the related recovery of a portion of such costs from Indirect retailers as other income in the Consolidated Statements of Income.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Total advertising expense was as follows (in thousands):

Fiscal year ended January 29, 2011	$20,149
Fiscal year ended January 30, 2010	23,004
Fiscal year ended January 31, 2009	28,403

Total recovery from Indirect retailers was as follows (in thousands):

Fiscal year ended January 29, 2011	$6,966
Fiscal year ended January 30, 2010	10,743
Fiscal year ended January 31, 2009	13,282

Debt-Issuance Costs

During the fiscal year ended January 31, 2009, in connection with its entry into a credit agreement, the Company incurred debt-issuance costs of $1.0 million and began amortizing those costs to interest expense over the term of the credit agreement. During the fiscal year ended January 29, 2011, in connection with the amendment and restatement of the credit agreement (see Note 5), the Company incurred debt-issuance costs of $1.1 million and wrote off, to interest expense, $0.2 million of unamortized debt-issuance costs relating to certain portions of the original credit agreement. The Company is amortizing the remaining debt-issuance costs to interest expense over the five-year term of the amended and restated credit agreement. Debt-issuance costs, net of accumulated amortization, totaled $1.2 million and $0.6 million at January 29, 2011, and January 30, 2010, respectively, and are included in other current assets and other assets on the Consolidated Balance Sheets. Amortization expense of $0.3 million, $0.3 million, and $0.1 million is included in interest expense in the Consolidated Statements of Income for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

Derivative Instruments

To protect against the risk of adverse interest rate movement, the Company entered into two interest rate swap agreements in the fiscal year ended January 30, 2010, swapping its variable LIBOR-based interest rate on its line of credit with a fixed rate ranging from 0.79% to 1.20%. The Company did not elect hedge accounting and marked these derivative instruments to market, resulting in an insignificant liability and insignificant expense included in other accrued liabilities and selling, general, and administrative expenses as of and for the fiscal year ended January 30, 2010. The interest rate swap agreements had a total notional amount of $20 million, of which $10 million expired on February 2, 2010, and $10 million was terminated on November 8, 2010. The Company recognized insignificant losses upon this expiration and termination of these agreements in the fiscal year ended January 29, 2011.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

•	Level 3 – Unobservable inputs based on the Company’s own assumptions

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.

The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, debt, and payables as of January 29, 2011, and January 30, 2010, approximated their fair values.

Income Taxes

Prior to October 3, 2010, the Company was taxed as an “S” Corporation for income-tax purposes under Section 1362 of the Internal Revenue Code and therefore was not subject to federal and state income taxes (subject to exception in a limited number of state and local jurisdictions that did not recognize the “S” Corporation status). On October 3, 2010, the Company’s “S” Corporation status automatically terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

As a result of this conversion, effective October 3, 2010, the Company accounts for income taxes and the related accounts using the liability method in accordance with ASC 740, Income Taxes. Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment.

The Company establishes assets and liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” portions of which became effective in fiscal years beginning after December 15, 2009. ASU 2010-06 amended the FASB’s authoritative guidance related to fair value measurements and disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. The standard did not change how fair values are measured. In the fiscal year ended January 29, 2011, the Company adopted the effective portions of ASU 2010-06 without any impact on the consolidated financial statements.

3.	Inventories

The components of inventories were as follows (in thousands):

	January 29, 2011	January 30, 2010
Raw materials	$9,695	$8,414
Work in process	829	2,074
Finished goods	86,193	56,047

Total inventories	$96,717	$66,535

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

4.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	January 29, 2011	January 30, 2010
Land	$2,145	$2,145
Building and building improvements	16,182	16,345
Furniture, fixtures, and computer equipment	43,665	35,255
Production equipment and vehicles	12,187	10,268
Construction in progress	1,613	559

	75,792	64,572
Less: Accumulated depreciation and amortization	(32,808)	(24,449)

Property, plant, and equipment, net	$42,984	$40,123

Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2. An impairment charge of $1.3 million was recognized in the fiscal year ended January 30, 2010, for assets related to underperforming stores and is included in selling, general, and administrative expenses in the Consolidated Statements of Income and in depreciation and amortization of property, plant, and equipment in the Consolidated Statements of Cash Flows.

The Company had capitalized software costs, net of accumulated amortization, of approximately $2.8 million and $1.3 million at January 29, 2011, and January 30, 2010, respectively. The Company recognized amortization expense related to capitalized software costs as follows (in thousands):

Fiscal year ended January 29, 2011	$1,770
Fiscal year ended January 30, 2010	2,198
Fiscal year ended January 31, 2009	1,783

Depreciation and amortization expense associated with property, plant, and equipment (excluding amortization of capitalized software costs) was as follows (in thousands):

Fiscal year ended January 29, 2011	$6,641
Fiscal year ended January 30, 2010	8,468
Fiscal year ended January 31, 2009	5,564

5.	Debt

Long-term debt consisted of the following (in thousands):

	January 29, 2011	January 30, 2010
Financial-institution debt	$66,750	$30,000
Other borrowings	267	136

	67,017	30,136
Less: Current maturities	83	5,022

	$66,934	$25,114

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Principal payments expected during the next five years are as follows (in thousands and by fiscal year):

2012	$83
2013	90
2014	57
2015	29
2016	66,758

Total	$67,017

Credit Agreement

During the fiscal year ended January 31, 2009, the two credit facilities of Vera Bradley Designs, Inc. expired and were consolidated into one credit agreement with two levels of commitment: a revolving facility of $60.0 million, which was scheduled to expire on November 26, 2011; and a term note of $15.0 million, which was due in quarterly installments of $1.25 million beginning on March 31, 2009. At January 30, 2010, the Company had borrowed $20.0 million on the revolving facility and $10.0 million on the term loan. Borrowings under the agreement bore interest at LIBOR or Prime plus a credit spread ranging from 2.5% to 3.5%. At January 30, 2010, the interest rate on outstanding borrowings under the agreement was 3.0%. The agreement required the Company to comply with various financial covenants. The Company was in compliance with these covenants as of January 30, 2010.

On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by the Company. The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of January 29, 2011.

Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At January 29, 2011, the weighted-average interest rate on the $66.75 million of outstanding borrowings under the credit agreement was 1.68%. The Company had borrowing availability of $58.25 million under the agreement as of January 29, 2011.

6.	Income Taxes

On October 3, 2010, as part of the Reorganization described in Note 1, the Company’s “S” Corporation status automatically terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

The components of income tax expense for the fiscal year ended January 29, 2011, were as follows (in thousands):

Current:
Federal	$8,881
State	2,058

10,939
Deferred:
Federal	(4,497)
State	(946)

(5,443)

Total income tax expense	$5,496

For the fiscal years ended January 30, 2010, and January 31, 2009, the Company’s income tax expense of $0.9 million and $1.0 million, respectively, was comprised solely of current state taxes related to jurisdictions that did not recognize the Company’s previous “S” Corporation status.

A breakdown of the Company’s income before income taxes for the fiscal year ended January 29, 2011, is as follows ($ in thousands):

Domestic	$51,578
Foreign	116

Total income before income taxes	$51,694

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows for the fiscal year ended January 29, 2011 ($ in thousands):

Federal taxes at statutory rate	$18,093	35.0%
State and local income taxes, net of federal benefit	1,243	2.4
Impact of change in tax status	(1,760)	(3.4)
Tax effect of earnings not subject to federal income tax due to “S” Corporation status	(13,464)	(26.0)
Nondeductible stock-based compensation	1,198	2.3
Other	186	0.3

Total income tax expense	$5,496	10.6%

Prior to October 3, 2010, Vera Bradley Designs, Inc. was taxed as an “S” Corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code, and therefore was not subject to federal and state income taxes (subject to exception in a limited number of state and local jurisdictions that do not recognize the “S” Corporation status). As a result of the conversion to a “C” Corporation, the Company recorded a net deferred tax asset and one-time deferred tax benefit of $1.8 million. This benefit of $1.8 million reflects the Company’s original estimate of the one-time benefit as well as changes to that estimate resulting from intervening enactments of depreciation-related tax legislation and the Company’s completion of its final “S” Corporation tax return. In addition, during the portion of the year in which it operated as a “C” Corporation, the Company recognized stock-based compensation expense associated with restricted-stock awards, a portion of which was permanently non-deductible, the tax impact of which was $1.2 million.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of January 29, 2011, were as follows (in thousands):

Deferred tax assets:
Compensation and benefits	$3,042
Inventories	4,946
Deferred credits from landlords	1,409
Other	1,155

Total deferred tax assets	10,552
Deferred tax liabilities:
Property, plant, and equipment	(4,263)
Other	(846)

Total deferred tax liabilities	(5,109)

Net deferred tax assets	$5,443

Uncertain Tax Positions

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) for the fiscal year ended January 29, 2011, is as follows (in thousands):

Balance at January 31, 2010	$—
Increases in unrecognized tax benefits as a result of current-year activity	441
Increases for unrecognized tax benefits of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at January 29, 2011	$441

As of January 29, 2011, of the $441,000 of total unrecognized tax benefits, $287,000, which is net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. It is unlikely that any of total unrecognized tax benefits as of January 29, 2011, will change in the next twelve months. The Company did not recognize any interest or penalties related to unrecognized tax benefits in the fiscal year ended January 29, 2011.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Income tax returns for calendar 2007 to present are open for examination in the federal jurisdiction and in significant state jurisdictions. The tax returns in foreign jurisdictions are not material.

7.	Leases

The Company is party to non-cancellable operating leases. Future minimum lease payments under the non-cancelable operating leases through expiration are as follows (in thousands and by fiscal year):

	Non-Related Party	Related Party
2012	$9,932	$14
2013	9,413	—
2014	9,401	—
2015	9,192	—
2016	9,330	—
Thereafter	32,331	—

	$79,599	$14

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Rental expense for all leases was as follows (in thousands):

Fiscal year ended January 29, 2011	$10,337
Fiscal year ended January 30, 2010	6,985
Fiscal year ended January 31, 2009	4,857

Lease terms generally range from five to ten years with options to renew for varying terms. Future minimum lease payments relate primarily to the lease of retail space. Additionally, several lease agreements contain a provision for payments based on a percentage of sales in addition to the stated lease payments. Percentage rent for the fiscal year ended January 29, 2011, was $0.7 million. Percentage rent for the fiscal years ended January 30, 2010, and January 31, 2009, was insignificant.

The Company leases one of its facilities from a leasing company owned by certain shareholders and directors. Lease expense related to this arrangement was $168,000 in each of the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009.

8.	Shareholders’ Equity

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

Also in conjunction with the Reorganization, on October 18, 2010, the Company recapitalized all of its Class A Voting Common Stock and Class B Non-Voting Common Stock into a single class of common stock and effectuated a 35.437-for-1 stock split of all outstanding shares of its common stock. The Company’s articles of incorporation, as amended on October 18, 2010, authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of January 29, 2011, or January 30, 2010.

9.	Stock-Based Compensation

The Company’s stock-based compensation consists of awards of restricted stock and restricted-stock units. The Company recognized stock-based compensation expense of $15.9 million, and a related tax benefit of $3.1 million, in the fiscal year ended January 29, 2011. The Company did not recognize any stock-based compensation expense in the fiscal years ended January 30, 2010, and January 31, 2009.

Pre-IPO Awards of Restricted Stock

In July 2010, the Company granted a total of 1,095,004 restricted-stock awards with an aggregate grant-date fair value of $15.8 million to certain management-level employees and non-employee directors under the 2010 Restricted Stock Plan. The restrictions on these awards were to lapse after one year or upon an IPO.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

In August 2010, the Company repurchased 28,881 of these awards to fund tax payments made by certain award recipients. In October 2010, upon the commencement of the IPO, all of the remaining awards outstanding became fully vested. Accordingly, the Company recognized $15.8 million of compensation expense related to these awards in the fiscal year ended January 29, 2011. This expense is included in selling, general, and administrative expenses in the Consolidated Statement of Income.

The following table summarizes information about restricted-stock awards as of and for the year ended January 29, 2011:

Restricted-Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested awards outstanding at January 31, 2010	—	$—
Granted	1,095,004	14.42
Vested	(1,095,004)	14.42
Forfeited	—	—

Nonvested awards outstanding at January 29, 2011	—	$—

Awards of Restricted-Stock Units

The Company has reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units as well as other equity awards. In connection with its IPO in October 2010, the Company granted a total of 56,675 restricted-stock units with an aggregate grant-date fair value of $0.9 million to all of its employees under the 2010 Equity and Incentive Plan. These units vest on the second anniversary of the grant date, provided that the respective award recipient continues to be employed by the Company on that date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures of $0.2 million, on a straight-line basis over two years. The Company recognized $0.1 million of compensation expense related to these awards in the fiscal year ended January 29, 2011. As of January 29, 2011, the Company had $0.6 million of unrecognized compensation expense related to these awards, which it expects to recognize over the remaining 1.7 years of the vesting period.

The following table summarizes information about restricted-stock units as of and for the year ended January 29, 2011:

Restricted-Stock Units	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 31, 2010	—	$—
Granted	56,675	16.00
Vested	—	—
Forfeited	(2,450)	16.00

Nonvested units outstanding at January 29, 2011	54,225	$16.00

10.	Commitments and Contingencies

The Company is subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal, employee benefit, environmental, and other matters. Management believes that the likelihood is remote that any of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

11.	401(K) Profit Sharing Plan and Trust

The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 50% match of an employee’s contribution to the plan up to a maximum employer contribution of either 10% of the employee’s annual compensation or the annual legal allowable contribution limit, whichever is lower. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of January 29, 2011, and January 30, 2010, no discretionary profit sharing payments had been approved. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended January 29, 2011	$1,019
Fiscal year ended January 30, 2010	800
Fiscal year ended January 31, 2009	416

12.	Related-Party Transactions

The Company leases one of its facilities from a leasing company owned by certain shareholders and directors, as described further in Note 7.

For each of the periods presented, the Company made charitable contributions of 10% of the net proceeds from the sale of inventory of certain designated patterns to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). The Foundation was founded by two of the Company’s directors, who are also on the board of directors of the Foundation. The liability associated with this commitment was approximately $415,000 and $290,000 at January 29, 2011, and January 30, 2010, respectively, which is included in other accrued liabilities in the Consolidated Balance Sheets. The associated expense, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended January 29, 2011	$1,259
Fiscal year ended January 30, 2010	694
Fiscal year ended January 31, 2009	490

13.	Earnings Per Share

Net income per share is computed under the provisions of ASC 260, Earnings Per Share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and restricted-stock units. The components of basic and diluted net income per share are as follows ($ in thousands, except per share data):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009

Numerator:
Net income	$46,198	$43,219	$23,671

Denominator:
Weighted-average number of common shares (basic)	36,812,570	35,440,547	35,440,547
Dilutive effect of stock-based awards	38,345	—	—

Weighted-average number of common shares (diluted)	36,850,915	35,440,547	35,440,547

Earnings per share:
Basic	$1.25	$1.22	$0.67

Diluted	$1.25	$1.22	$0.67

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

14.	Segment Reporting

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

The Indirect segment represents activity driven by revenues generated through the distribution of Company-branded products to approximately 3,300 independent Indirect retailers across the United States. The Direct segment includes the Company’s full-price and outlet stores, e-commerce activity driven by the Company’s website, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers.

Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s operating and reportable segments, Indirect and Direct. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

The accounting policies of the segments are the same as those described in Note 2. The Company does not report depreciation or amortization expense, total assets, or capital expenditures by segment as such information is neither used by management nor accounted for at the segment level. Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009

Segment net revenues:
Indirect	$214,939	$192,829	$167,454
Direct	151,118	96,111	71,123

Total	$366,057	$288,940	$238,577

Segment operating income:
Indirect	$91,690	$72,649	$58,115
Direct	46,443	25,285	14,930

Total	$138,133	$97,934	$73,045

Reconciliation:
Segment operating income	$138,133	$97,934	$73,045
Less:
Unallocated corporate expenses	(84,814)	(52,222)	(45,854)

Operating income	$53,319	$45,712	$27,191

Sales outside of the United States were insignificant.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

15.	Quarterly Financial Information (Unaudited)

The table below sets forth selected quarterly financial data for each of the last two fiscal years ($ in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration.

	Fiscal Year Ended January 29, 2011
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$85,002	$80,076	$91,595	$109,385
Gross profit	48,813	46,823	51,674	61,837
Operating income (loss)	17,301	9,662	(192)	26,547
Net income	16,794	9,170	5,999	14,235
Basic net income per common share	0.47	0.26	0.17	0.35
Diluted net income per common share	0.47	0.26	0.17	0.35

	Fiscal Year Ended January 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$71,413	59,674	$72,752	$85,101
Gross profit	34,670	29,567	39,878	47,022
Operating income	8,131	6,361	13,233	17,987
Net income	7,368	5,794	12,766	17,291
Basic net income per common share	0.21	0.16	0.36	0.49
Diluted net income per common share	0.21	0.16	0.36	0.49

(1)	As discussed in Notes 2 and 6, during the third quarter of the fiscal year ended January 29, 2011, the Company converted from an “S” Corporation to a “C” corporation for income-tax purposes. Also during that quarter, as discussed in Note 9, the Company recognized $15.7 million of compensation expense related to restricted-stock awards that vested upon the commencement of the Company’s October 2010 initial public offering.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Administrative Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that our disclosure controls and procedures as of January 29, 2011, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm, due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning each of our executive officers and directors:

Name	Age	Position(s)
Robert J. Hall	52	Chairman of the Board
Michael C. Ray	50	Chief Executive Officer and Director
Barbara Bradley Baekgaard	72	Co-Founder, Chief Creative Officer, and Director
Patricia R. Miller	72	Co-Founder, National Spokesperson, and Director
Jeffrey A. Blade	49	Executive Vice President – Chief Financial and Administrative Officer and Secretary
Kimberly F. Colby	49	Executive Vice President – Design
C. Roddy Mann	41	Executive Vice President – Strategy & Business Development
Jill A. Nichols	50	Executive Vice President – Philanthropy and Community Relations
Matthew C. Wojewuczki	41	Executive Vice President – Operations
David O. Thompson	46	Vice President – Direct Sales
P. Michael Miller	73	Director
John E. Kyees	64	Director
Edward M. Schmults	48	Director

Robert J. Hall has served as a director since 2007 and as Chairman of the board since September 2010. Mr. Hall currently is the principal of Andesite Holdings, a private investment firm that he founded in 2007. Prior to founding Andesite Holdings, Mr. Hall served as an Executive Director for UBS Financial Services from 2000 to 2007. From 1995 to 2000, he served as a Senior Vice President for Paine Webber in Philadelphia, Pennsylvania. Mr. Hall serves as a director of Thomas Raymond & Co., a manufacturer of men’s handcrafted footwear, New World Stoneworks LLC, a retailer of stone products, and KodaBow Inc., a manufacturer and retailer of sporting goods. Mr. Hall also serves as the Chairman of the Board of the Mid-Atlantic region of Teach for America.

Mr. Hall provides our board of directors with insight and perspective on general strategic and financial matters, stemming from his extensive experience in investment banking, investment management, financial planning, and private placements.

Michael C. Ray has served as our Chief Executive Officer since 2007 and as a director since June 2010. From 2004 to 2007, Mr. Ray served as our Executive Vice President of Sales and Marketing. From 1999 to 2004, he served as our National Sales Director. Mr. Ray joined Vera Bradley in 1998 as Director of Finance and served us in that capacity until being promoted to National Sales Director in 1999. He is a board member of the Riley Children’s Foundation in Indianapolis, Indiana.

Mr. Ray has been instrumental in our growth and the development and execution of our long-term strategic plans. He provides our board of directors with an in-depth knowledge of our products, industry, challenges, and opportunities, and he communicates management’s perspective on important matters.

Barbara Bradley Baekgaard co-founded Vera Bradley in 1982 and has served as a director since then. From 1982 through June 2010, she also served as Co-President. From the outset, Ms. Bradley Baekgaard has provided leadership and strategic direction in our brand’s development by providing creative vision to areas such as marketing, product design, assortment planning, and the design and visual merchandising of our stores. In May 2010, she was appointed Chief Creative Officer. She currently serves as a board member of the Indiana University Cancer Center Development and the Vera Bradley Foundation for Breast Cancer. Ms. Bradley Baekgaard’s most recent personal awards include 2007 Country Living Entrepreneur Award and 2006 Gifts and Decorative Accessories Industry Achievement Award.

As Co-Founder of Vera Bradley, Ms. Bradley Baekgaard serves a key leadership role on our board of directors and provides the board with a broad array of institutional knowledge and historical perspective as well as an in-depth knowledge of business strategy, branding, product development, and store design.

Patricia R. Miller co-founded Vera Bradley in 1982 and has served as a director since then. From 1982 through June 2010, she also served as Co-President. From the outset, Ms. Miller has provided leadership and strategic direction to the business, guiding the development of our operations and supply chain infrastructure and the growth of our employee base. Ms. Miller has also regularly provided a face for Vera Bradley. In June 2010, she was appointed National Spokesperson for the company where she will continue to promote our brand. Ms. Miller served as the first Secretary of Commerce for the State of Indiana and the Chief Executive Officer of the Indiana Economic Development Corporation from 2005 to 2006. Her most recent personal awards include the Ball State University Indiana Women of Achievement Award for Entrepreneurship in 2006 and the Indiana Historical Society Indiana Living Legend Award in 2008. Ms. Miller serves as a director for the Indiana University Foundation and for the Vera Bradley Foundation for Breast Cancer.

As Co-Founder of Vera Bradley, Ms. Miller brings to our board of directors a broad array of institutional knowledge and historical perspective. Ms. Miller also provides insight and perspective on general strategic and business matters, stemming from her executive and finance experience as Secretary of Commerce for the State of Indiana and as Chief Executive Officer of the Indiana Economic Development Corporation.

Jeffrey A. Blade has served as our Executive Vice President – Chief Financial and Administrative Officer since May 2010 and our Secretary since June 2010. Prior to joining Vera Bradley, from 2009 to January 2010 Mr. Blade served as Senior Vice President – Chief Financial Officer and Secretary of Central Garden and Pet Company, a publicly traded consumer goods retailer. Mr. Blade previously served in various roles at Steak ‘n Shake from 2004 to 2008, including Interim President, Executive Vice President – Chief Financial and Administrative Officer, and Senior Vice President and Chief Financial Officer. From 1999 to 2004, Mr. Blade was Vice President of Finance for the U.S. operations of Cott Corporation. He served in various financial roles for Kraft Foods Corporation from 1988 to 1999.

Kimberly F. Colby has served as our Executive Vice President – Design since 2005. From 2003 through 2005, she served as our Vice President of Design. From 1989 to 2003, Ms. Colby served as our Design Director responsible for Marketing and Product Development. Ms. Colby’s professional history includes retail advertising, public relations, direct mail creative direction and management, special event planning, and interior design.

C. Roddy Mann has served as our Executive Vice President – Strategy and Business Development since April 2010 and is responsible for the development of our strategies and new business opportunities in both our Indirect and Direct channels. From 2007 to April 2010, Mr. Mann served as our Vice President – Strategy, Sales and Marketing. From 2006 to 2007, he served as Vice President – Strategic Initiatives. Prior to joining Vera Bradley, Mr. Mann was a Vice President at LakeWest Group, a consulting firm based in Cleveland, Ohio, from 1999 to 2006. In 2006, in a consulting capacity, Mr. Mann assisted us with the development of our Direct retail store strategy and execution plans.

Jill A. Nichols has served as our Executive Vice President – Philanthropy and Community Relations since April 2010. From 1997 to April 2010, Ms. Nichols served as our Executive Vice President and Chief Operating Officer. From 1992 to 1997, she served as our Director of Operations and, from 1989 to 1992, she served as our Controller and Operations Manager. Prior to joining Vera Bradley, Ms. Nichols held finance positions with the YWCA and Coopers & Lybrand (which later merged with Price Waterhouse to become PricewaterhouseCoopers). She became a Certified Public Accountant in 1986. Ms. Nichols serves as the treasurer and a director of the Vera Bradley Foundation for Breast Cancer.

Matthew C. Wojewuczki has served as our Executive Vice President – Operations since April 2010. From 2003 to April 2010, Mr. Wojewuczki served as our Vice President – Operations. Prior to joining Vera Bradley, he served as Vice President of Manufacturing and Supply Chain Management of Wabash Alloys, a secondary aluminum producer, from 2000 to 2003. From 1997 to 2000, he served as a principal consultant in the Management Consulting Services Group of PricewaterhouseCoopers. In addition, Mr. Wojewuczki is a Commissioned Officer in the U.S. Air Force Reserves, where he holds the rank of Major.

David O. Thompson has served as our Vice President – Direct Sales since 2008. Prior to joining Vera Bradley, Mr. Thompson was a Senior Consultant, Manager, and Vice President at LakeWest Group from 1998 to 2008. Prior to working at LakeWest Group, he served in various retail positions at OfficeMax, based in Cleveland, Ohio, and Bradlees, based in Braintree, Massachusetts. With over 20 years of experience in the retail industry, Mr. Thompson has expertise in retail operations, web operations, business process improvement, and information technology in traditional retail, catalog, and e-commerce channels.

P. Michael Miller has served as a director since 1990. From 1990 through June 2010, he also served as our Secretary and Treasurer. Mr. Miller is a senior partner in the law firm of Hunt Suedhoff Kalamaros LLP. He has been a partner with the firm since 1997. Mr. Miller also serves as a director of the Vera Bradley Foundation for Breast Cancer.

Mr. Miller has been involved with Vera Bradley since its inception and brings to our board of directors a broad array of institutional knowledge and historical perspective. Mr. Miller also provides insight and guidance on legal and business matters, stemming from his experience as a practicing attorney.

John E. Kyees has served as a director since April 2010. Mr. Kyees served as the Chief Investor Relations Officer of Urban Outfitters, Inc. in 2010 and served that company as Chief Financial Officer from 2003 to 2010. Mr. Kyees formerly held the position of Chief Financial Officer and Chief Administrative Officer for bebe stores, Inc., a retail chain headquartered in San Francisco, California, from 2002 to 2003. Prior to joining bebe, Mr. Kyees served as Chief Financial Officer for Skinmarket, a startup teenage cosmetic retailer, from 2000 to 2002. Mr. Kyees was also Chief Financial Officer for HC Holdings from 1997 to 2000. HC Holdings filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code in 2000. From May 1997 to December 1997, he was Chief Financial Officer for Ashley Stewart, and from 1984 to 1997 Mr. Kyees was Chief Financial Officer for Express, which was a division of The Limited Brands, Inc. Mr. Kyees is currently a director and member of the audit committee of Casual Male Retail Group, Inc., a publicly traded specialty retailer of men’s clothing.

Mr. Kyees brings to our board of directors over 40 years of experience in the consumer products retail and manufacturing industries. He has over 30 years of experience as a chief financial officer and nine years serving in that role for a public company. Institutional Investor magazine selected Mr. Kyees as a top specialty retail chief financial officer on five separate occasions, evidencing his strong skills in corporate finance, strategic, and accounting matters.

Edward M. Schmults has served as a director since September 2010. Mr. Schmults currently serves as the Chief Executive Officer of Wild Things, LLC, a private company that provides cold weather clothing to the U.S. military and federal and state law enforcement agencies. Mr. Schmults has served as the Chief Executive Officer of Wild Things, LLC since 2009. From 2005 to 2009, Mr. Schmults served as the Chief Executive Officer of FAO Schwarz, a toy retailer. Prior to joining FAO Schwarz, he was employed at RedEnvelope, Inc., a catalog and internet retailer of affordable luxury goods, where he started as Senior Vice President of Operations in 2004 and was promoted to Chief Operating Officer in 2005. Mr. Schmults was a consultant in the Entrepreneur-in-Residence program at Benchmark Capital in London in 2003. From 2000 to 2003, he served as President of Global Sales for Freeborders, an enterprise software company. From 1997 to 2000, he served as President of Moonstone Mountain Equipment, an outdoor equipment company. Prior to joining Moonstone Mountain Equipment, Mr. Schmults held various positions at Patagonia, Inc., a high-end outdoor clothing company, from 1990 to 1997. Mr. Schmults previously served on the board of directors of Recreational Equipment, Inc. (REI), a retailer of outdoor clothing and equipment, from 2007 to 2010. He currently serves on the Board of Trustees of the National Outdoor Leadership School and is a member of the National Council of the American Prairie Foundation.

Mr. Schmults brings to our board of directors over 20 years of experience in branded consumer products, direct-to-consumer sales, finance, information technology, and socially responsible business practices.

Family Relationships

Several members of our board of directors and executive officers are related to one another. See “Certain Relationships and Related Party Transactions – Relationships Among Members of our Board of Directors and Management” in Item 13 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required to be filed, we believe that all filing requirements applicable to our officers, directors, and beneficial owners of greater than 10% of our common stock have been complied with during the fiscal year ended January 29, 2011, except that the Form 3 for Robert J. Hall reporting his existing holdings of our common stock was filed late because the originally filed Form 3 inadvertently used the wrong CIK code.

Code of Ethics

We have adopted a code of ethics, our Conflict of Interest and Business Ethics Policy, applicable to all directors, officers, employees, representatives, agents, and consultants of the company. In addition to being subject to the Conflict of Interest and Business Ethics Policy, our Chief Executive Officer, Executive Vice President – Chief Financial and Administrative Officer, Treasurer, and Corporate Controller are also subject to our Code of Ethics for Senior Financial Officers. Both our Conflict of Interest and Business Ethics Policy and our Code of Ethics for Senior Financial Officers are available on our website, www.verabradley.com, under “Investor Relations, Corporate Governance.” Any amendment to, or waiver from, a provision of our Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and that relates to any element of the Code enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

Audit Committee

Our audit committee reviews and recommends to the board of directors internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, our audit committee has the authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. Our audit committee consists of John E. Kyees, Edward M. Schmults, and P. Michael Miller, with John E. Kyees serving as chairman. As determined by our board, John E. Kyees is independent and an audit committee financial expert under SEC rules implementing the Sarbanes-Oxley Act of 2002.

Although The NASDAQ Stock Market standards require that all members of our audit committee be independent, under special phase-in rules applicable to initial public offerings we have twelve months from the date of listing to comply with this requirement. We believe that the composition of our audit committee will meet the criteria for independence under the rules of The NASDAQ Stock Market before the expiration of the phase-in period. Additionally, we believe that the functioning of this committee will comply with the Sarbanes-Oxley Act of 2002, the rules of The NASDAQ Stock Market, and SEC rules and regulations.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

This is a presentation of the material elements of compensation of our Chief Executive Officer, Executive Vice President – Chief Financial and Administrative Officer, and other executive officers identified in the “Summary Compensation Table” (collectively, our named executive officers) who served in those positions during the fiscal year ended January 29, 2011. To assist in understanding our named executive officer compensation program, we have included a discussion of our compensation policies and decisions for periods before and after fiscal 2011 where relevant.

Our compensation program is designed to provide some common standards throughout the company. Therefore, much of what is disclosed below applies to executives in general and is not limited to our named executive officers.

Overview

Prior to the completion of our initial public offering, our board of directors had overall responsibility for the compensation program for our named executive officers. Since the completion of the offering, the compensation committee of our board of directors has had overall responsibility for the compensation program for our named executive officers. Members of the compensation committee are appointed by the board of directors.

Our executive compensation program is designed to encourage our named executive officers to focus on building shareholder value, maximizing growth and profitability, and continuing to maintain our unique culture and build our strong brand. We strive to provide our named executive officers with a compensation package that is competitive within our industry.

Our objective is to provide a competitive total rewards compensation package to attract and retain key personnel and drive effective results. Our executive compensation program provides for the following main elements:

•	base salaries, which are designed to allow us to attract and retain qualified candidates in a highly competitive market;

•	annual incentive compensation, which provides additional cash compensation and is designed to support our pay-for-performance philosophy, and equity-based compensation; and

•	a comprehensive benefits package that is available to all of our employees.

A detailed description of these components is provided below.

Elements of Our Executive Compensation Program

Base Salary. We utilize base salary as the primary means of providing compensation for performing the essential elements of an executive’s job. We believe our base salaries are set at levels that allow us to attract and retain executives in competitive markets.

Annual Incentive Compensation. Our annual incentive compensation, in the form of an annual cash bonus, is intended to compensate our named executive officers for meeting our corporate objectives and, for some of our named executive officers, individual performance objectives, and to incentivize our named executive officers to meet these objectives. These objectives may be both financial and non-financial and may be based on company or individual performance. The compensation committee typically sets a target level at which the full 100% bonus can be earned and then also sets a slightly lower target at which a partial bonus can be earned if the objective is almost achieved, as well as a higher target at which a greater-than-100% bonus can be earned for exceeding the 100% bonus target.

Long-Term Incentive Compensation. In fiscal 2012, we added long-term equity awards to our executive compensation program in order to compete for executive talent and align the interests of our employees, including our named executive officers, with those of the company’s owners. We anticipate that long-term incentive compensation will continue to be an integral part of our compensation program.

Benefits. Our benefits, such as our basic health benefits, 401(k) plan, life insurance, paid time off, matching charitable gifts program, tuition reimbursement, and discounts on certain company products, are intended to provide a stable array of support to our employees and their families throughout various stages of their careers, and these core benefits are provided to all employees. The 401(k) plan allows participants to defer amounts of their annual compensation before taxes, up to the cap set by the Internal Revenue Code, which was $16,500 per person for calendar year 2010. Employees’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) plan. We currently provide matching contributions equal to 50% of an employee’s individual contribution, up to a maximum of 10% of the participant’s annual salary and subject to certain other limits.

Determining the Amount of Each Element of Compensation

Overview. The amount of each element of our compensation program is determined by our compensation committee on an annual basis taking into consideration our results of operations, long and short-term goals, individual goals, the competitive market for our named executive officers, and general economic factors. Our approach has been to provide executives with a base salary and an annual bonus opportunity that generally are competitive with the level of those elements paid for comparable positions at comparable companies. Once the level of compensation is set for the year, the compensation committee may revisit its decisions if there are material developments during the year, such as promotions, changes in responsibilities, or other factors, that may warrant a change in compensation. After the year is over, the compensation committee reviews the performance of the named executive officers to determine the achievement of annual incentive compensation targets and to assess the overall functioning of our compensation plans against our goals.

In fiscal 2010, our board of directors engaged a compensation consultant, Towers Watson (formerly known as Towers Perrin, prior to its merger with Watson Wyatt), to provide data and recommendations regarding our compensation program in order to remain competitive with compensation programs at other companies with which we may compete for talent. Towers Watson’s final report and recommendations were presented in fiscal 2011.

Base Pay. The level of base pay for each named executive officer prior to fiscal 2011 was not determined through formal benchmarking, but rather through an annual assessment of the individual factors described in “– Overview” above. Our objective going forward, which we achieved for fiscal 2011, is generally to be within the competitive range of the market median, on average, for base salaries of our executive officers, including our named executive officers.

In its review of our levels of base salary as compared to the market, Towers Watson gathered base salary data from Watson Wyatt’s Top Management Database, which was adjusted to the company’s revenue size. We did not select a specific peer group, nor did we review data from specific companies (nor were we aware of the identities of the specific component companies included in the database), but rather we used market pay data for the non-durable goods manufacturer segment within the Watson Wyatt database. The base salary data that was gathered was effective as of April 1, 2010. We consider a range of +/-15% around the market median (50th percentile) to be competitive but still capable of recognizing differences among executives.

As a result of our consultant’s review, the board of directors decided to adjust Mr. Ray’s base salary (which, for fiscal 2010, was 25% below the 50th percentile) for fiscal 2011 so that his base salary was at the 50th percentile of chief executive officers of the surveyed companies. Mr. Blade’s fiscal 2011 base salary is within the competitive range of the targeted market 50th percentile. Notwithstanding our objective of bringing the base salaries of our executive officers, on average, within the competitive range of the market median, David R. Traylor, our current Treasurer and former Chief Financial Officer, and Ms. Colby received modest base salary increases for fiscal 2011 in recognition of their performance in fiscal 2010. Ms. Nichols’s 2011 base salary was not adjusted from the prior year; however, for fiscal 2012, her base salary rate was reduced to $275,002, effective February 6, 2011. Mr. Wojewuczki received a base salary increase in fiscal 2011 in connection with his promotion to Executive Vice President – Operations. Prior to April 29, 2010, Mr. Wojewuczki was our Vice President – Operations.

The following table shows base salary rate increases for each of our named executive officers for fiscal 2011:

Name and Principal Position	Fiscal 2010 Base Salary Rate (1)	Fiscal 2011 Base Salary Rate (2)		Fiscal 2011 Percentage Increase
Michael C. Ray Chief Executive Officer	$413,998	$550,004		32.9%
Jeffrey A. Blade Executive Vice President – Chief Financial and Administrative Officer (3)	—	315,016		—
David R. Traylor Treasurer (4)	255,476	267,280		4.6%
Jill A. Nichols Executive Vice President – Philanthropy and Community Relations (5)	362,258	362,258	(6)	0%
Kimberly F. Colby Executive Vice President – Design	362,258	379,002		4.6%
Matthew C. Wojewuczki Executive Vice President – Operations (7)	302,172	350,844		16.1%

(1)	Effective April 26, 2009.
(2)	Effective March 28, 2010, except with respect to Mr. Blade, who was hired on May 2, 2010. See “Fiscal 2012 Compensation Actions” below for current base salary rates.
(3)	Mr. Blade was hired by the company on May 2, 2010.
(4)	Prior to February 7, 2011, Mr. Traylor was our Vice President – Finance, a position to which he was appointed on April 29, 2010. Prior to April 29, 2010, Mr. Traylor was our Chief Financial Officer, a position to which he was appointed in fiscal 2009.
(5)	Prior to April 29, 2010, Ms. Nichols’s position was Executive Vice President and Chief Operating Officer.
(6)	Ms. Nichols’s base salary rate was reduced to $275,002, effective February 6, 2011, in connection with her above-mentioned transition from our Executive Vice President and Chief Operating Officer to our Executive Vice President – Philanthropy and Community Relations.
(7)	Prior to April 29, 2010, Mr. Wojewuczki was our Vice President – Operations, a position to which he was appointed in 2003.

Annual Incentive Compensation. Our compensation committee establishes the goals for our Annual Incentive Bonus Program on an annual basis, and distributions are typically made after the end of each fiscal year after the compensation committee has determined if the goals have been achieved. The compensation committee, however, has the authority to modify a bonus structure during the year, as it deems appropriate.

In its review of our levels of bonus compensation as compared to the market, Towers Watson gathered target bonus values from Towers Perrin’s Executive Compensation Database, which was adjusted to the company’s revenue size. We did not select a specific peer group, nor did we review data from specific companies (nor were we aware of the identities of the specific component companies included in the database), but rather we used market pay data for the general industries segment within the Towers Perrin database. The bonus information that was gathered was effective as of April 1, 2010. Consistent with our newly adopted company-wide approach of targeting annual incentive opportunities near the market 60th percentile for all employees, the board of directors decided to adjust the annual target bonus opportunity in fiscal 2011 for our named executive officers generally to approach more closely the 60th percentile of comparable positions at comparable companies within the database.

Mr. Ray’s fiscal 2010 target bonus opportunity was significantly below the 60th percentile for chief executive officers in the survey data. Mr. Ray’s target bonus opportunity for fiscal 2011 was set at 60% of his fiscal 2011 base salary (compared to a previous opportunity of 62.5% of his fiscal 2010 base salary). The board of directors decided not to increase Mr. Ray’s annual target bonus opportunity to the 60th percentile (which would have resulted in a target bonus opportunity of 90% of his fiscal 2011 base salary) because his recently increased base salary had already resulted in a significant increase in Mr. Ray’s fiscal 2011 annual target bonus opportunity from his fiscal 2010 annual target bonus opportunity.

Mr. Blade’s fiscal 2011 target bonus opportunity of 50% of his fiscal 2011 base salary corresponds with our company-wide approach of aligning target bonuses with the market 60th percentile.

Notwithstanding our general company-wide approach of bringing the annual target bonus opportunities of our named executive officers nearer to the market 60th percentile, Mr. Traylor’s fiscal 2011 target bonus opportunity was increased to 50% of his fiscal 2011 base salary (from a previous bonus opportunity of 37.5% of his fiscal 2010 base salary), which is above the 60th percentile for his position. However, the board of directors determined this increase was appropriate based on the experience Mr. Traylor brings to the company as a result of having formerly served as the company’s chief financial officer.

In accordance with our company-wide approach, Ms. Nichols’s and Ms. Colby’s fiscal 2011 target bonus opportunities were reduced to 50% of their fiscal 2011 base salaries (from a previous bonus opportunity of 62.5% of their fiscal 2010 base salaries), with their maximum opportunities unchanged at 75% of base salary. In connection with his promotion to Executive Vice President – Operations and in accordance with our company-wide approach, Mr. Wojewuczki’s fiscal 2011 target bonus opportunity was set at 50% of his fiscal 2011 base salary.

Bonus payouts for fiscal 2011 were determined based 50% on company-wide net revenues and 50% on operating income performance. Our board of directors established the following company-wide net revenue and operating income goals for fiscal 2011: a threshold of $289 million for company-wide net revenues and $47.8 million for operating income; a target of $324 million for company-wide net revenues and $56.2 million for operating income; and a maximum of $373 million for company-wide net revenues and $64.6 million for operating income. As a result of positive company performance in a better-than-expected economic environment, for fiscal 2011, company-wide net revenues were $366.1 million and operating income, as adjusted, was $75.2 million.

The following table sets forth each named executive officer’s threshold, target, and maximum annual bonus opportunity for fiscal 2011, as well as the bonus levels as a percentage of each officer’s fiscal 2011 eligible earnings:

Name (1)	Fiscal 2011 Eligible Earnings (1)	Fiscal 2011 Threshold Bonus Opportunity	Fiscal 2011 Target Bonus Opportunity	Fiscal 2011 Maximum Bonus Opportunity	Fiscal 2011 Threshold/Target/Maximum Bonus as a Percentage of Eligible Earnings		Fiscal 2011 Bonus Earned
Michael C. Ray	$529,080	$158,724	$317,448	$476,172	30	%/60%/90%	$465,061
Jeffrey A. Blade	238,685	59,671	119,343	179,014	25	%/50%/75%	174,837
David R. Traylor	265,464	66,366	132,732	199,098	25	%/50%/75%	194,452
Jill A. Nichols	362,258	90,565	181,129	271,694	25	%/50%/75%	265,354
Kimberly F. Colby	376,426	94,107	188,213	282,320	25	%/50%/75%	275,732
Matthew C. Wojewuczki	343,356	85,839	171,678	257,517	25	%/50%/75%	251,508

(1)	Eligible earnings are defined as gross wages earned under regular employment status during the fiscal year, excluding any incentive payments and taxable fringe benefits.

Beginning in fiscal 2012, annual incentive compensation will be paid under the 2010 Equity and Incentive Plan (the “2010 Plan”), described further in “– 2010 Equity and Incentive Plan” below.

Equity Compensation Awards

In fiscal 2010 and prior years, we did not have a plan or arrangement under which our named executive officers were granted options or other equity awards.

Pre-IPO Equity Grants. In order to retain key executives and provide a vehicle for executive ownership, on July 30, 2010, our board of directors approved our 2010 Restricted Stock Plan and granted to our named executive officers, certain of our employees, and our non-employee directors a one-time grant of restricted shares of our common stock. The total number of restricted shares granted was 1,095,003 and included grants to our named executive officers, as follows: Michael C. Ray – 155,923 shares; Jeffrey A. Blade – 106,311 shares; David R. Traylor – 106,311 shares; Jill A. Nichols – 106,311 shares; Kimberly F. Colby – 106,311 shares; and Matthew C. Wojewuczki – 106,311 shares.

The size of each individual restricted share grant was based primarily on a combination of internal pay equity considerations, overall dilution of current ownership, and our lack of any equity incentive compensation prior thereto. We also reviewed, solely as a reference point and not for benchmarking purposes, market data on long-term incentive opportunities within the general industries segment of the Towers Perrin Executive Compensation Database.

The restricted shares were scheduled to vest on the first anniversary of the grant date. Vesting of the restricted shares was accelerated upon completion of our initial public offering. Recipients of restricted shares made Section 83(b) elections and were each paid an additional cash bonus by us in the amount of the required tax withholding obligation on the restricted shares and the expected tax obligation on the cash bonus, as follows: $839,908 for Michael C. Ray; and $572,665 for each of Jeffrey A. Blade, David R. Traylor, Jill A. Nichols, Kimberly F. Colby, and Matthew C. Wojewuczki.

Post-IPO Equity and Incentive Grants. In connection with our initial public offering, our board of directors and our shareholders approved the 2010 Plan, which allows us to provide a variety of different types of incentive awards (including annual and long-term incentive awards) to our executives and other employees. The 2010 Plan permits us to issue stock options, restricted-stock units, restricted stock, stock appreciation rights, performance units, performance shares, and cash incentive awards to eligible employees (including our named executive officers), directors, and advisors, as determined by the compensation committee. For more details regarding the 2010 Plan, see “– 2010 Equity and Incentive Plan” below.

Employee Restricted-Stock Unit Grant. In connection with our initial public offering, we awarded an aggregate of 56,675 restricted-stock units to our employees. The number of restricted-stock units awarded to each employee was determined based on the employee’s years of service with the company and ranged from 25 to 100 units per employee. The restricted-stock units were granted under the 2010 Plan, vest on the second anniversary of the grant date, and are subject to forfeiture during the vesting period if an employee is no longer employed by us.

Severance and Change in Control Arrangements

We do not have any formal severance, change in control, or employment agreements or arrangements with our named executive officers (other than Mr. Blade). Severance arrangements with executives have traditionally been determined on a case-by-case basis. We have a general severance policy for employees that provides for one week of pay for each year of service with us, with a minimum total payment of 2 weeks of pay, in the event of an involuntary termination of the employee by us. The board of directors is considering adopting a more formal severance plan for executives going forward. Mr. Blade’s offer letter provides that, in the event he is terminated by us without just cause (as defined in his offer letter), he will be entitled to a severance payment equal to one year’s base salary and a pro-rata bonus for the portion of the year prior to his termination, to the extent that a bonus would be payable for the year based on company performance.

The 2010 Plan permits the potential acceleration of outstanding awards in the event of an involuntary termination of employment of an executive in connection with a change in control, as defined in the 2010 Plan, in accordance with the applicable award agreements.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider, among other factors, the anticipated accounting and tax implications to us and our executives. Following the completion of our initial public offering, Section 162(m) of the Internal Revenue Code may impose a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next three most highly compensated executive officers other than the chief financial officer, unless specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by shareholders and meet other requirements. We will seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals, and therefore we have not adopted a policy requiring all compensation to be deductible. Our compensation committee will assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate. The 2010 Plan allows us to provide compensation that meets the deductibility requirements of Section 162(m). Because of our recently completed initial public offering, however, compensation under 2010 Plan is not subject to Section 162(m) until the earliest to occur of (i) the expiration of the 2010 Plan, (ii) an amendment of the 2010 Plan that results in a material modification of the 2010 Plan, (iii) the issuance of all shares of our common stock that have been reserved for issuance under the 2010 Plan, or (iv) our 2014 annual meeting of shareholders.

Role of Executives in Executive Compensation Decisions

Our compensation committee generally seeks input from Mr. Ray when discussing the performance and compensation levels of the other named executive officers. The compensation committee also works with Mr. Ray, Mr. Blade, and the head of our human resources department in evaluating the financial, accounting, tax, and retention implications of our various compensation programs. Neither Mr. Ray, Mr. Blade, nor any of our other executives participates in deliberations relating to his or her own compensation.

Fiscal 2012 Compensation Actions

On March 29, 2011, we granted restricted stock units to certain executives, including our named executive officers, in the following quantities: Michael C. Ray – 16,623 units; Jeffrey A. Blade – 4,570 units; David R. Traylor – 2,418 units; Jill A. Nichols – 3,989 units; Kimberly F. Colby – 5,498 units; and Matthew C. Wojewuczki – 5,090 units. These restricted stock units vest and settle in shares of our common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. The applicable award agreement also provides that the units shall vest immediately upon the later of (i) the occurrence of a change in control, as defined in the agreement, or (ii) the recipient’s termination other than for cause during the time period beginning three months prior to the public announcement of a proposed change in control and ending twelve months after a change in control.

Effective March 13, 2011, the base salary rates of the following named executive officers increased to the following amounts: Michael C. Ray – $576,446; Jeffrey A. Blade – $361,634; Jill A. Nichols – $282,932; Kimberly F. Colby – $393,562; and Matthew C. Wojewuczki – $367,692. Effective May 2012, in connection with Mr. Traylor’s transition from Vice President – Finance to Treasurer, his base salary rate will decrease to $205,998.

Compensation Committee Interlocks and Insider Participation

Historically, compensation decisions for our executive officers were made by our board of directors as a whole and by certain officers and employees not on our board of directors at the time such decisions were made, including Michael C. Ray, Jeffrey A. Blade, David R. Traylor, and Julie North. Currently, our compensation committee is comprised exclusively of directors who have not, at any time, served as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a member of the compensation committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as a member of our compensation committee.

Compensation Committee Report

The information contained in this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C other than as set forth in Item 407 of Regulation S-K, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically request that the information contained in this report be treated as soliciting material. Nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The Compensation Committee of the company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

John E. Kyees, Chairman

Robert J. Hall

Edward M. Schmults

Summary Compensation Table

The table below shows information concerning the annual compensation for services to the company in all capacities of the company’s named executive officers during the last two completed fiscal years. Information regarding fiscal 2010 compensation for Mr. Blade and Mr. Wojewuczki is omitted, because neither individual was a named executive officer during that year.

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compen- sation (3)	All Other Compen- sation (4)		Total Compen- sation
Michael C. Ray	2011	$529,080	$839,908	$2,250,000	—	$465,061	$8,616	(5)	$4,092,665
Chief Executive Officer	2010	410,232	—	—	—	306,867	11,800	(6)	728,899
Jeffrey A. Blade	2011	238,685	572,665	1,533,800		174,837	142,502		2,662,489
Executive Vice President – Chief Financial and Administrative Officer (7)
David R. Traylor	2011	265,464	572,665	1,533,800	—	194,452	11,846	(5)	2,578,227
Treasurer (8)	2010	251,311	—	—	—	122,716	11,000	(6)	385,027
Jill A. Nichols	2011	362,258	572,665	1,534,600	—	265,354	8,250	(5)	2,743,127
Executive Vice President – Philanthropy and Community Relations (9)	2010	358,961	—	—	—	268,514	11,800	(6)	639,275
Kimberly F. Colby	2011	376,426	572,665	1,534,600	—	275,732	8,105	(5)	2,767,528
Executive Vice President – Design	2010	358,961	—	—	—	268,514	10,300	(6)	637,775
Matthew C. Wojewuczki	2011	343,356	572,665	1,533,800	—	251,508	8,325	(5)	2,709,654
Executive Vice President – Operations

(1)	Represents cash bonuses paid to reimburse each named executive officer for the required tax withholding obligation upon filing a section 83(b) election with respect to restricted stock awarded during the fiscal year.
(2)	Represents the aggregate grant date fair value of restricted stock and restricted-stock units awarded during the fiscal year, computed in accordance with FASB ASC Topic 718. The grant date fair value of each individual award of restricted stock and restricted-stock units is set forth in the Fiscal 2011 Grants of Plan-Based Awards table below. Additional information regarding the calculation of these values is included in Note 8 to our consolidated financial statements in Item 8 of this report.
(3)	Represents annual incentive compensation paid under the company’s Annual Incentive Bonus Program.
(4)	Payments of cash bonuses to reimburse each named executive officer for the required tax withholding obligation with respect to restricted stock awarded during the fiscal year are reported in the “Bonus” column.
(5)	Represents 401(k) matching contributions made by the company.
(6)	Represents 401(k) matching contributions made by the company of $8,250 for each of Mr. Ray, Ms. Nichols and Ms. Colby, and $11,000 for Mr. Traylor; and reimbursement for tax planning services of $3,550 for each of Mr. Ray and Ms. Nichols, and $2,050 for Ms. Colby.
(7)	Mr. Blade was hired by the company on May 2, 2010. The amount reported as “All Other Compensation” represents relocation expenses paid to Mr. Blade in connection with his employment with the company.
(8)	Prior to February 7, 2011, Mr. Traylor was our Vice President – Finance, a position to which he was appointed on April 29, 2010. Prior to April 29, 2010, Mr. Traylor was our Chief Financial Officer, a position to which he was appointed in fiscal 2009.
(9)	Prior to April 29, 2010, Ms. Nichols’s position was Executive Vice President and Chief Operating Officer.

Fiscal 2011 Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards in fiscal 2011.

				Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards
	Type of Award	Grant Date	Approval Date (2)	Threshold	Target	Maximum	Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock Awards
Michael C. Ray	Annual Incentive	—	—	$158,724	$317,448	$476,172	—		—
	Restricted Stock	7/30/2010	7/30/2010	—	—	—	155,923	(3)	$2,248,400
	RSUs	10/21/2010	10/5/2010	—	—	—	100	(4)	1,600
Jeffrey A. Blade	Annual Incentive	—	—	59,671	119,343	179,014	—		—
	Restricted Stock	7/30/2010	7/30/2010	—	—	—	106,311	(3)	1,533,000
	RSUs	10/21/2010	10/5/2010	—	—	—	50	(4)	800
David R. Traylor	Annual Incentive	—	—	66,366	132,732	199,098	—		—
	Restricted Stock	7/30/2010	7/30/2010	—	—	—	106,311	(3)	1,533,000
	RSUs	10/21/2010	10/5/2010	—	—	—	50	(4)	800
Jill A. Nichols	Annual Incentive	—	—	90,565	181,129	271,694	—		—
	Restricted Stock	7/30/2010	7/30/2010	—	—	—	106,311	(3)	1,533,000
	RSUs	10/21/2010	10/5/2010	—	—	—	100	(4)	1,600
Kimberly F. Colby	Annual Incentive	—	—	94,107	188,213	282,320	—		—
	Restricted Stock	7/30/2010	7/30/2010	—	—	—	106,311	(3)	1,533,000
	RSUs	10/21/2010	10/5/2010	—	—	—	100	(4)	1,600
Matthew C. Wojewuczki	Annual Incentive	—	—	85,839	171,678	257,517	—		—
	Restricted Stock	7/30/2010	7/30/2010	—	—	—	106,311	(3)	1,533,000
	RSUs	10/21/2010	10/5/2010	—	—	—	50	(4)	800

(1)	Awards made under the company’s Annual Incentive Bonus Program. Actual amounts earned under the program are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2)	Represents the date on which our board of directors took action, or was deemed to have taken action, to approve the grant of the award.
(3)	Awards made under the 2010 Restricted Stock Plan to certain employees and directors, including our named executive officers. These restricted shares vested upon completion of our initial public offering.
(4)	Awards made under the 2010 Plan to all employees, including our named executive officers, in connection with our initial public offering. The number of restricted-stock units awarded to each employee was determined based on the employee’s years of service with the company. These restricted-stock units will vest on the second anniversary of the grant date.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table sets for the information regarding outstanding equity awards as of January 29, 2011.

	Stock Awards
	Number of Shares of Stock or Units that Have Not Vested (1) (#)	Market Value of Shares of Stock or Units that Have Not Vested
Michael C. Ray	100	$3,385
Jeffrey A. Blade	50	1,693
David R. Traylor	50	1,693
Jill A. Nichols	100	3,385
Kimberly F. Colby	100	3,385
Matthew C. Wojewuczki	50	1,693

(1)	Awards made under the 2010 Plan to all employees, including our named executive officers, in connection with our initial public offering. The number of restricted-stock units awarded to each employee was determined based on the employee’s years of service with the company. These restricted-stock units will vest on October 21, 2012.

Fiscal 2011 Option Exercises and Stock Vested

	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)
Michael C. Ray	155,923	$2,494,768
Jeffrey A. Blade	106,311	1,700,976
David R. Traylor	106,311	1,700,976
Jill A. Nichols	106,311	1,700,976
Kimberly F. Colby	106,311	1,700,976
Matthew C. Wojewuczki	106,311	1,700,976

(1)	Stock awards that vested during fiscal 2011 were restricted-stock awards granted to our named executive officers on July 30, 2010, which vested upon completion of our initial public offering. As disclosed in the Summary Compensation Table, each named executive officer made a Section 83(b) election with respect to his or her award and was paid an additional cash bonus in the amount of the required tax withholding obligation on the restricted shares and the expected tax obligation on the cash bonus. The value realized on vesting was calculated using the initial public offering price of $16.00 per share.

Fiscal 2011 Pension Benefits

Aside from our 401(k) plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Fiscal 2011 Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plan or arrangements under which our named executive officers are entitled to participate.

Potential Payments Upon Termination or Change in Control

Our named executive officers (other than Mr. Blade) are not specifically entitled to any payments upon termination of employment or upon a change in control. Severance arrangements with executives have typically been determined on a case-by-case basis in the past. However, we maintain an informal general severance policy that provides all employees, including our named executive officers, with one week of pay for each year of service with the company, with a minimum total payment of 2 weeks pay, in the event of an involuntary termination of the employee by the company. Mr. Blade’s offer letter provides that, in the event he is terminated by us without just cause (as defined in his offer letter), he will be entitled to a severance payment equal to one year’s base salary and a pro-rata bonus for the portion of the year prior to his termination, to the extent that a bonus would be payable for the year based on company performance. The following table shows the value of severance benefits that would be payable in a lump sum to each of our named executive officers under this formula, assuming an involuntary termination of employment, other than for good cause, as of January 29, 2011:

Name	Severance
Michael C. Ray	$126,924
Jeffrey A. Blade	315,016
David R. Traylor	20,193
Jill A. Nichols	153,263
Kimberly F. Colby	160,347
Matthew C. Wojewuczki	47,229

Compensation and Risk

We have, with the assistance of our board’s compensation consultant, evaluated the risk profile of our compensation policies and practices and concluded that they do not motivate imprudent risk taking. In our evaluation, we reviewed our employee compensation structures and noted numerous factors and design elements that manage and mitigate risk without diminishing the incentive nature of the compensation, including: a unique and strong company culture that attracts passionate and motivated employees who are excited about our products and our brand (as opposed to being motivated by purely financial considerations); a balanced mix between cash and equity and annual and longer-term incentives under our executive compensation program; the large percentage ownership of our shares by senior management, which ensures that their interests are aligned with the long-term interests of the company and our shareholders; reasonable limits on annual incentive awards (as determined by a review of our current business plan); with respect to annual incentive awards, a balanced mix of performance measures and linear payouts between target levels; and subjective considerations (including a review of individual performance) and discretion in compensation decisions, which limit the influence of formulae or objective factors on excessive risk taking.

We also reviewed our compensation programs for certain design features that may have the potential to encourage excessive risk-taking, including: over-weighting towards annual incentives, highly leveraged payout curves, unreasonable thresholds, and steep payout cliffs at certain performance levels that may encourage short-term business decisions to meet payout thresholds. We concluded that our compensation programs do not include such elements. In addition, we analyzed our overall enterprise risks and how compensation programs may impact individual behavior in a manner that could exacerbate these enterprise risks. In view of these analyses, we concluded that we have a balanced pay and performance program that does not encourage excessive risk-taking that is reasonably likely to have a material adverse effect on the company.

2010 Equity and Incentive Plan

In connection with our initial public offering, we approved the Vera Bradley, Inc. 2010 Equity and Incentive Plan (referred to below as the 2010 Plan). The principal purposes of the 2010 Plan are to optimize the profitability and growth of the company through short-term and long-term incentives that are consistent with the company’s objectives and that link participants’ interests to those of the company’s shareholders; to give participants an incentive for excellence in individual performance; to promote teamwork among participants; and to give the company a significant advantage in attracting and retaining key employees, directors, and consultants. Our 2010 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue

Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted-stock units, performance based awards (including performance shares, performance units and annual performance bonus awards), and other stock or cash-based awards. There are 6,076,001 shares of our common stock, in the aggregate, reserved for issuance under the 2010 Plan.

Fiscal 2011 Director Compensation

The following table summarizes compensation that our directors earned during fiscal 2011 for services as members of our board of directors.

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	All Other Compensation (3)	Total
P. Michael Miller	$70,996	$511,000	$190,888	$772,884
Robert J. Hall	93,827	511,000	190,888	795,715
John E. Kyees	51,913	255,500	95,444	402,857
Edward M. Schmults	15,666	—	—	15,666

(1)	We did not pay our employee directors, Mr. Ray, Ms. Miller, and Ms. Bradley Baekgaard, any compensation for their services on our board of directors in fiscal 2011.
(2)	Represents the aggregate grant date fair value of restricted stock awarded during the fiscal year, computed in accordance with FASB ASC Topic 718. Additional information regarding the calculation of these values is included in Note 8 to our consolidated financial statements in Item 8 of this report.
(3)	Represents cash bonuses paid to reimburse each director for the required tax withholding obligation with respect to restricted stock awarded during the fiscal year.

Summary of Director Compensation

Prior to July 1, 2010, we paid our non-employee directors a base cash retainer of $70,000 and meeting fees of $1,000 per meeting ($500 for telephonic meetings).

In fiscal 2011, our outside compensation consultant reviewed our cash compensation for non-employee directors. In reviewing total compensation for our non-employee directors, our consultant evaluated the cash compensation programs and long-term equity incentive programs for non-employee directors of comparable companies. On July 1, 2010, we began providing a revised cash compensation program to our non-employee directors, including Mr. Miller, Mr. Hall, and Mr. Kyees, who became a director in April 2010. Mr. Schmults, who became a director in September 2010, also participates in the non-employee director compensation programs.

Under our revised cash compensation program, we pay each of our non-employee directors a cash retainer of $34,000 annually, a per board of directors meeting fee of $2,000 ($500 for telephonic meetings), and a per committee meeting fee of $2,000. In addition, if such directors are not employees, we pay our audit committee chair an additional retainer of $8,750 and each of our other committee chairs an additional retainer of $5,000. If such chairperson is not an employee, we pay the chairperson of our board of directors an additional $40,000 retainer. All of our directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and its committees.

In July 2010, we awarded long-term equity incentives in the form of restricted shares of our common stock as part of our overall compensation program to certain of our non-employee directors, as discussed in “Equity Compensation Awards – Pre-IPO Equity Grants” above, as follows: P. Michael Miller – 35,437 shares; Robert J. Hall – 35,437 shares; and John Kyees – 17,719 shares. Recipients of restricted shares made Section 83(b) elections and were each paid an additional cash bonus by us in the amount of the expected tax obligation on the restricted shares and the cash bonus, as follows: P. Michael Miller – $190,888; Robert J. Hall – $190,888; and John Kyees – $95,444. Under the 2010 Plan, our non-employee directors are also eligible to receive stock options and other equity grants at the discretion of our compensation committee or other administrator of the 2010 Plan. See “– 2010 Equity and Incentive Plan” above for a description of the 2010 Plan.

We plan to pay each of our non-employee directors an annual equity grant with a value of $50,000. On March 29, 2011, our compensation committee granted 1,209 restricted stock units to each of our non-employee directors. These restricted stock units vest and settle in shares of our common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. The applicable award agreement also provides that the units shall vest immediately upon the occurrence of a change in control, as defined in the agreement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 29, 2011:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	54,225	—	6,021,776
Equity compensation plans not approved by security holders	—	—	—
Total	54,225	—	6,021,776

(1)	Approved before our initial public offering.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2011, certain information regarding the beneficial ownership of our common stock by:

•	each person known to us to own beneficially more than 5% of our outstanding common stock;

•	each of our executive officers named in the summary compensation table;

•	each of our directors; and

•	all of our executive officers and directors as a group.

On March 31, 2011, we had 40,506,670 shares of common stock outstanding. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares shown as beneficially owned by them.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as described below, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2011, are deemed outstanding but are not deemed outstanding for computing the percentage ownership of any other person. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. All of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 40,506,670 shares of common stock outstanding as of March 31, 2011. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Vera Bradley, Inc., 2208 Production Road, Fort Wayne, Indiana 46808.

	Amount and nature of beneficial ownership	Percent of class
5% Beneficial Owner
FMR LLC (1)	3,760,061	9.3%

Executive Officers and Directors
Barbara Bradley Baekgaard (2)	11,442,819	28.2%
Robert J. Hall	35,437	*
John E. Kyees	17,719	*
Patricia R. Miller (3)	10,754,655	26.6%
P. Michael Miller (3)	10,754,655	26.6%
Edward M. Schmults	—	—
Michael C. Ray (4)	1,927,950	4.8%
Jeffrey A. Blade	111,311	*
Kimberly F. Colby (5)	1,272,838	3.1%
David R. Traylor	88,593	*
Jill A. Nichols	1,799,266	4.4%
Matthew C. Wojewuczki	106,311	*
Directors and Executive Officers as a Group	27,621,925	68.2%

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Information contained in the columns above and this footnote is based on a report on Schedule 13G filed with the SEC on February 14, 2011, by FMR LLC. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, these shares. The interest of Fidelity Growth Company Fund, an investment company registered under the Investment Company Act of 1940, amounted to 2,121,742 shares. The principal place of business for FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.
(2)	Represents 11,442,819 shares held by the Barbara B. Baekgaard 2009 Grantor Retained Annuity Trust.
(3)	P. Michael Miller and Patricia R. Miller are husband and wife. Represents 1,066,654 shares held by the Patricia R. Miller 2007 Annuity Trust, 1,599,839 shares held by the Miller 2007 Dynasty Trust, 2,970,540 shares held by the Patricia R. Miller 2009 Annuity Trust, 5,067,633 shares held by Patricia R. Miller, and 49,989 shares held by P. Michael Miller.
(4)	Includes 885,996 shares held by the Michael Ray 2009 Grantor Retained Annuity Trust.
(5)	Includes 155,214 shares held by the Colby Gift Trust and 316,679 shares held by the Colby 2009 Annuity Trust.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

All transactions since the completion of our initial public offering between us and our directors, executive officers, principal shareholders, and their affiliates are approved by a majority of our board of directors, including a majority of the independent and disinterested members of our board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties. Our audit committee is responsible for reviewing the fairness of related party transactions in accordance with the rules of The NASDAQ Stock Market. Our audit committee operates under a written charter pursuant to which it must approve, prior to consummation, any related-party transaction, which includes any transaction or series of similar transactions in which we are to be a participant, the amount exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Based on its consideration of all relevant facts and circumstances, the audit committee decides whether or not to approve the particular transaction and will generally approve only those transactions that are negotiated at arm’s length and have terms and conditions that are reasonable and customary.

Related Party Transactions

Other than compensation agreements and other arrangements described under Item 11 and the transactions described below, since January 30, 2010, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, holders of more than five percent of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties.

“S” Corporation Final Distribution

On October 3, 2010, we distributed to our existing shareholders, in proportion to their ownership of our shares, notes in an aggregate principal amount equal to approximately $106,000,000, or 100% of our undistributed taxable income from the date of our formation through October 2, 2010, as a final distribution resulting from the termination of our “S” Corporation status. We used all of the net proceeds from our initial public offering, together with approximately $49.7 million of borrowings under our amended and restated credit agreement, to pay in full the principal amount of these undistributed earnings notes. The shareholders and the amounts paid to each shareholder and their respective related trusts were as follows: Barbara Bradley Baekgaard – $42,400,000; Patricia R. Miller – $42,365,447; P. Michael Miller – $34,553; Michael C. Ray – $5,300,000; Kimberly F. Colby – $5,300,000; and Jill A. Nichols – $10,600,000.

Leasing Arrangements

In February 1996, we entered into a lease with Milburn, LLC, a leasing company in which Barbara Bradley Baekgaard owns a 50% interest and Patricia R. Miller and P. Michael Miller each own a 25% interest, for our corporate headquarters located at 2208 Production Road, Fort Wayne, Indiana. Lease expenses for fiscal 2011 related to this arrangement with Milburn, LLC were $168,000. The lease with Milburn, LLC expired on March 1, 2011, and we currently are leasing our corporate headquarters on a month-to-month basis. We are in discussions with Millburn, LLC regarding the renewal of this lease and believe that we will be able to renew the lease on substantially the same or similar terms as the recently expired lease.

We currently are negotiating a lease with Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard, for approximately 39,000 square feet of office and warehouse space in a building located adjacent to our distribution center in Fort Wayne, Indiana.

Certain Employees of the Company

Kathleen Ray, the sister-in-law of Michael C. Ray, is employed by us as an Indirect sales consultant. In fiscal 2011, she received compensation of $147,856 for her service as an Indirect sales consultant.

Relationships Among Members of our Board of Directors and Management

Several members of our board of directors and our management team are related to one another. P. Michael Miller is the husband of Patricia R. Miller. Robert J. Hall and Michael C. Ray are sons-in-law of Barbara Bradley Baekgaard. Accordingly, Robert J. Hall and Michael C. Ray are brothers-in-law.

Director Independence

Our board of directors currently consists of Barbara Bradley Baekgaard, Robert J. Hall, John E. Kyees, Patricia R. Miller, P. Michael Miller, Michael C. Ray, and Edward M. Schmults. Our board has determined that Barbara Bradley Baekgaard, Patricia R. Miller, P. Michael Miller, Robert J. Hall, and Michael C. Ray are not independent under the listing standards of The NASDAQ Stock Market. See “Certain Relationships and Related Party

Transactions” for a description of such relationships. Our board has also affirmatively determined that John E. Kyees and Edward M. Schmults satisfy the independence requirements of The NASDAQ Stock Market standards for service on our board and each of its committees.

Although The NASDAQ Stock Market standards require that a majority of our directors be independent, under special phase-in rules applicable to initial public offerings we have twelve months from the date of listing to comply with this requirement. We plan to achieve compliance with this requirement by adding independent directors to our board of directors before the expiration of the phase-in period.

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. Although The NASDAQ Stock Market standards require that all members of our board committees be independent, under special phase-in rules applicable to initial public offerings we have twelve months from the date of listing to comply with this requirement. We believe that the composition of our board committees will meet the criteria for independence under the rules of The NASDAQ Stock Market before the expiration of the phase-in period. Additionally, we believe that the functioning of these committees will comply with the Sarbanes-Oxley Act of 2002, the rules of The NASDAQ Stock Market, and SEC rules and regulations.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our 2011 Proxy Statement under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(1) Consolidated Financial Statements

The following consolidated financial statements of Vera Bradley, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

(3) List of Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2011.

Vera Bradley, Inc.

/s/ Jeffrey A. Blade
Jeffrey A. Blade
Executive Vice President – Chief Financial and Administrative Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey A. Blade and Michael C. Ray, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 1, 2011.

Signature	Title

/s/ Michael C. Ray Michael C. Ray	Director and Chief Executive Officer (principal executive officer)

/s/ Jeffrey A. Blade Jeffrey A. Blade	Executive Vice President – Chief Financial and Administrative Officer (principal financial and accounting officer)

/s/ Barbara Bradley Baekgaard Barbara Bradley Baekgaard	Director

/s/ Robert J. Hall Robert J. Hall	Director

/s/ John E. Kyees John E. Kyees	Director

/s/ Patricia R. Miller Patricia R. Miller	Director

/s/ P. Michael Miller P. Michael Miller	Director

/s/ Edward M. Schmults Edward M. Schmults	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 333-167934)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.2	Letter Agreement with Jeffrey A. Blade (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.3	Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.4	Form of Restricted Stock Award Agreement under Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.5	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.6	Amended and Restated Credit Agreement dated as of October 4, 2010 among Vera Bradley Designs, Inc. and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.7	Parent Guaranty dated as of October 4, 2010 made by Vera Bradley, Inc. in favor of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.8	Reaffirmation of Guaranty and Security Documents dated as of October 4, 2010 by Vera Bradley Designs, Inc., Vera Bradley Retail Stores, LLC and Vera Bradley International, LLC for the benefit of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.9	Form of Lock-Up Agreement (filed as Exhibit D to Exhibit 1.1) (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.10	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 333-167934)
10.11	Form of Share Repurchase Agreement (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 333-167934)
21.1**	Subsidiaries of Vera Bradley, Inc.
23.1**	Consent of PricewaterhouseCoopers LLP
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications

**	Filed herewith