Form 10-Q
period 2011-04-30
Vera Bradley, Inc.
filed 2011-06-14
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

The registrant had 40,506,670 shares of its common stock outstanding as of June 10, 2011.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible inability to maintain and enhance our brand;

•	possible inability to successfully implement our growth strategies or manage our growing business;

•	possible inability to successfully open and operate new stores as planned;

•	possible inability to sustain levels of comparable-store sales; and

•	possible adverse changes in the cost of raw materials and labor used to manufacture our products.

We derive many of our forward-looking statements from our operating plans and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” beginning on page 16 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.

Consolidated Balance Sheets

($ in thousands)

(unaudited)

	April 30, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$4,318	$13,953
Accounts receivable, net	35,467	34,300
Inventories	101,913	96,717
Prepaid expenses and other current assets	6,800	6,754
Deferred income taxes	9,191	8,743

Total current assets	157,689	160,467

Property, plant, and equipment, net of accumulated depreciation and amortization of $34,918 and $32,808, respectively	43,554	42,984
Other assets	2,651	2,588

Total assets	$203,894	$206,039

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,938	$30,012
Accrued employment costs	8,914	17,892
Other accrued liabilities	11,933	10,551
Income taxes payable	7,408	10,010
Current portion of long-term debt	85	83

Total current liabilities	58,278	68,548

Long-term debt	61,912	66,934
Deferred income taxes	3,615	3,300
Other long-term liabilities	4,247	2,935

Total liabilities	128,052	141,717

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock; April 30, 2011, and January 29, 2011 – 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; April 30, 2011, and January 29, 2011 – 200,000,000 shares authorized, 40,506,670 shares issued and outstanding	—	—
Additional paid-in-capital	72,219	71,923
Retained earnings (accumulated deficit)	3,623	(7,601)

Total shareholders’ equity	75,842	64,322

Total liabilities and shareholders’ equity	$203,894	$206,039

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

($ in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

Net revenues	$101,390	$85,002
Cost of sales	44,946	36,189

Gross profit	56,444	48,813
Selling, general, and administrative expenses	39,989	33,888
Other income	2,605	2,376

Operating income	19,060	17,301
Interest expense, net	316	308

Income before income taxes	18,744	16,993
Income tax expense	7,520	199

Net income	$11,224	$16,794

Basic weighted-average shares outstanding	40,506,670	35,440,547
Diluted weighted-average shares outstanding	40,532,169	35,440,547
Basic net income per share	$0.28	$0.47
Diluted net income per share	0.28	0.47
Basic distributions per share	—	0.38

Pro forma income information (Note 1):
Income before income taxes		$16,993
Pro forma income tax expense		6,797

Pro forma net income		$10,196

Pro forma basic weighted-average shares outstanding		35,440,547
Pro forma diluted weighted-average shares outstanding		35,440,547
Pro forma basic net income per share		$0.29
Pro forma diluted net income per share		0.29

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities
Net income	$11,224	$16,794
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant, and equipment	2,110	2,043
Provision for doubtful accounts	41	149
Stock-based compensation	220	—
Deferred income taxes	(133)	—
Changes in assets and liabilities:
Accounts receivable	(1,208)	(6,775)
Inventories	(5,196)	(6,224)
Other assets	(109)	1,703
Accounts payable	(74)	564
Accrued and other liabilities	(8,886)	(4,570)

Net cash provided by (used in) operating activities	(2,011)	3,684

Cash flows from investing activities
Purchases of property, plant, and equipment	(2,680)	(2,100)

Net cash used in investing activities	(2,680)	(2,100)

Cash flows from financing activities
Payments on financial-institution debt	(10,000)	(14,550)
Borrowings on financial-institution debt	5,000	19,300
Payments on vendor-financed debt	(20)	(5)
Change in bank overdraft	—	1,813
Payments of distributions	—	(13,301)
Other	76	—

Net cash used in financing activities	(4,944)	(6,743)

Decrease in cash and cash equivalents	(9,635)	(5,159)
Cash and cash equivalents, beginning of period	13,953	6,509

Cash and cash equivalents, end of period	$4,318	$1,350

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Description of the Company and Basis of Presentation

Vera Bradley, Inc. was formed as an Indiana corporation on June 23, 2010, for the purpose of reorganizing the corporate structure of Vera Bradley Designs, Inc. On October 3, 2010, the shareholders of Vera Bradley Designs, Inc. contributed all of their shares of Class A Voting Common Stock and Class B Non-Voting Common Stock of Vera Bradley Designs, Inc. to Vera Bradley, Inc. in return for shares of Vera Bradley, Inc. Class A Voting Common Stock and Class B Non-Voting Common Stock on a one-for-one basis. In addition, effective October 3, 2010, Vera Bradley Designs, Inc. converted from an “S” Corporation to a “C” Corporation for income tax purposes. Further, on October 18, 2010, Vera Bradley, Inc. recapitalized all of its Class A Voting Common Stock and Class B Non-Voting Common Stock into a single class of common stock and effectuated a 35.437-for-1 stock split of all outstanding shares of its common stock. These events collectively are referred to as the “Reorganization.” As a result of the Reorganization, Vera Bradley Designs, Inc. became a wholly owned subsidiary of Vera Bradley, Inc. Except where context requires or where otherwise indicated, the terms “Company” and “Vera Bradley” refer to Vera Bradley Designs, Inc. and its subsidiaries before the Reorganization and to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc., after the Reorganization. All historical common stock and per share common stock information has been changed to reflect the stock split.

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Indirect and Direct. The Indirect business consists of sales of Vera Bradley products to approximately 3,300 independent retailers, substantially all of which are located in the United States, as well as select national retailers and third-party e-commerce sites. The Direct business consists of sales of Vera Bradley products through the Company’s full-price, outlet, and Japanese pop-up stores, its websites, verabradley.com and verabradley.co.jp, and its annual outlet sale in Fort Wayne, Indiana. As of April 30, 2011, the Company operated 38 full-price stores and five outlet stores.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed with the SEC.

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended April 30, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended April 30, 2011, and May 1, 2010, refer to the thirteen-week periods ended on those dates.

Comprehensive Income

The Company has excluded the Statement of Comprehensive Income from these consolidated financial statements because comprehensive income equals net income.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

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

The unaudited pro forma income statement information for the thirteen weeks ended May 1, 2010, gives effect to an adjustment for income tax expense as if the Company had been a “C” Corporation as of the beginning of the fiscal year ended January 29, 2011, at an assumed combined federal, state, and local effective tax rate of 40.0%.

2.	Earnings Per Share

Net income per share is computed under the provisions of ASC 260, Earnings Per Share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock units. The components of basic and diluted net income per share were as follows ($ in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Numerator:
Net income	$11,224	$16,794

Denominator:
Weighted-average number of common shares (basic)	40,506,670	35,440,547
Dilutive effect of stock-based awards	25,499	—

Weighted-average number of common shares (diluted)	40,532,169	35,440,547

Earnings per share:
Basic	$0.28	$0.47

Diluted	$0.28	$0.47

3.	Fair Value of Financial Instruments

The carrying amounts reflected on the consolidated balance sheets for cash and cash equivalents, receivables, prepaid expenses and other current assets, debt, and payables as of April 30, 2011, and January 29, 2011, approximated their fair values.

4.	Inventories

The components of inventories were as follows (in thousands):

	April 30, 2011	January 29, 2011
Raw materials	$13,162	$9,695
Work in process	914	829
Finished goods	87,837	86,193

Total inventories	$101,913	$96,717

5.	Long-Term Debt

Long-term debt consisted of the following as of April 30, 2011, and January 29, 2011 (in thousands):

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

	April 30, 2011	January 29, 2011
Amended and restated credit agreement	$61,750	$66,750
Vendor-financed debt	247	267

	61,997	67,017

Less: Current maturities	85	83

	$61,912	$66,934

At April 30, 2011, the interest rate on outstanding borrowings under the Company’s $125 million amended and restated credit agreement was 1.5%, and the Company had borrowing availability of $63.3 million under the agreement.

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

The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income (loss) to estimate the Company’s annual effective tax rate.

The effective tax rate for the thirteen weeks ended April 30, 2011, was 40.1%, compared to 1.2% for the thirteen weeks ended May 1, 2010. The increase in the effective tax rate resulted primarily from the Company’s conversion to a “C” Corporation in connection with its initial public offering in October 2010. The Company’s effective tax rate for the thirteen weeks ended April 30, 2011, was negatively impacted by the non-deductibility of expenses related to a secondary offering of the Company’s common stock by certain shareholders in April 2011 and by the net operating loss incurred by the Company’s recently formed Japanese subsidiary, for which no tax benefit was recorded. The non-deductibility of the secondary offering expenses increased the effective tax rate by approximately 1.0%, which was recorded as a discrete event for the thirteen weeks ended April 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary also increased the effective tax rate by 1.0% for the thirteen weeks ended April 30, 2011.

7.	Stock-Based Compensation

The Company accounts for stock-based compensation under the fair-value recognition provisions of ASC 718, Stock Compensation. Under these provisions, for its awards of restricted stock and restricted stock units, the Company recognizes share-based compensation expense in an amount equal to the fair market value of the underlying stock on the grant date of the respective award. This expense, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period.

The Company has reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units as well as other equity awards.

Awards of Restricted Stock Units

On March 29, 2011, the Company granted a total of 106,889 restricted stock units with an aggregate fair value of $4.4 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan. These restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over three years. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended April 30, 2011:

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

Restricted Stock Units	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 29, 2011	54,225	$16.00
Granted	106,889	41.36
Vested	—	—
Forfeited	(1,550)	16.00

Nonvested units outstanding at April 30, 2011	159,564	$32.99

8.	Commitments and Contingencies

The Company is subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal, employee benefit, environmental, and other matters. Management believes that the likelihood is remote that any of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

9.	Segment Reporting

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

The Indirect segment represents activity driven by revenues generated through the distribution of Company-branded products to approximately 3,300 independent retailers, substantially all of which are located in the United States, as well as select national retailers and third-party e-commerce sites. The Direct segment includes the Company’s full-price, outlet, and Japanese pop-up stores, e-commerce activity driven by the Company’s websites, and the annual outlet sale. Revenues generated through this segment are driven by the sale of Company-branded products from Vera Bradley to end customers.

Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, IT, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s reportable segments, Indirect and Direct. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(in thousands)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Segment net revenues:
Indirect	$57,249	$54,174
Direct	44,141	30,828

Total	$101,390	$85,002

Segment operating income:
Indirect	$21,739	$22,535
Direct	12,360	9,722

Total	$34,099	$32,257

Reconciliation:
Segment operating income	$34,099	$32,257
Less:
Unallocated corporate expenses	(15,039)	(14,956)

Operating income	$19,060	$17,301

Sales outside of the United States were insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen weeks ended April 30, 2011, and May 1, 2010. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.

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

We generate revenues by selling products through two reportable segments: Indirect and Direct. As of April 30, 2011, our Indirect business consisted of sales of Vera Bradley products to approximately 3,300 independent retailers, substantially all of which are located in the United States, and to select national retailers and independent e-commerce sites. As of April 30, 2011, our Direct business consisted of sales of Vera Bradley products through our full-price, outlet, and Japanese pop-up stores, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. We operated 38 full-price and five outlet stores as of April 30, 2011, compared to 28 full-price stores and one outlet store as of May 1, 2010.

During the thirteen weeks ended April 30, 2011, we continued to experience strong demand for our brand across all of our sales channels, as reflected in our net revenue growth of 19.3%. In our Indirect segment, net revenues increased 5.7%, driven primarily by increased offerings and sales of special collection products, including our new line of rolling luggage. In our Direct segment, net revenues increased 43.2%, including an increase of $6.1 million in revenues related to the opening of new stores, a $4.4 million increase in e-commerce revenues, and a comparable-store sales increase of 22.1%. Additionally, we achieved a 10.2% increase in operating income, with operating income of $19.1 million for the thirteen weeks ended April 30, 2011, compared to $17.3 million for the thirteen weeks ended May 1, 2010. Operating income for the thirteen weeks ended April 30, 2011, included the net investment related to our market entry into Japan, as discussed below, and $0.5 million of costs related to a secondary offering of our common stock by certain shareholders in April 2011.

During the quarter, we remained focused on executing our growth strategies, which include growing in underpenetrated markets and expanding our store base and product offerings. In doing so, we opened three full-price stores and one outlet store. We also introduced our brand in Japan through a combination of pop-up stores and the launch of a Japanese-language website. We believe the combination of our expanding product offerings and continued growth in underpenetrated markets will lead to meaningful growth opportunities throughout the remainder of fiscal 2012.

Although we believe that our strategies will continue to offer significant opportunities, they also present risks and challenges. These risks and challenges include that we may not be able to effectively predict and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations for new stores, and that we may not be able to effectively manage our future growth. Addressing these risks could divert our attention from continuing to build on the strengths that we believe have driven the growth of our business, but we believe that our focus on brand identity, customer loyalty, a distinctive shopping experience, product development expertise, and company culture will contribute positively to our results.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures.

Net Revenues

Net revenues represent revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Indirect segment represent revenues from sales to our independent retailers. Revenues for the Direct segment represent revenues from sales through our full-price, outlet, and Japanese pop-up stores, our websites, and our annual outlet sale.

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

Measuring the change in year-over-year comparable-store sales allows us to evaluate how our store base is performing. Various factors affect our comparable-store sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Competition;

•	The timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing;

•	Store traffic;

•	The level of customer service that we provide in stores;

•	Our ability to source and distribute products efficiently;

•	The number of stores we open and close in any period; and

•	The timing and success of promotional and advertising efforts.

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

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses fall into three categories: (1) selling; (2) advertising, marketing, and product development; and (3) administrative. Selling expenses include Direct business expenses such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, and public relations expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include compensation costs for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations. SG&A expenses increase as the number of stores increases, but not in the same proportion as the associated increase in revenues.

Other Income

We support many of our Indirect retailers’ marketing efforts by distributing certain catalogs and promotional mailers to current and prospective customers. Our Indirect retailers reimburse us for a portion of the cost to produce these materials. Reimbursement received is recorded as other income. The related cost to design, produce, and distribute the catalogs and mailers is recorded as SG&A expense. Other income also includes proceeds from the sales of tickets to our annual outlet sale.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$101,390	$85,002
Cost of sales	44,946	36,189

Gross profit	56,444	48,813
Selling, general, and administrative expenses	39,989	33,888
Other income	2,605	2,376

Operating income	19,060	17,301
Interest expense, net	316	308

Income before income taxes	18,744	16,993
Income tax expense	7,520	199

Net income	$11,224	$16,794

Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	44.3%	42.6%

Gross profit	55.7%	57.4%
Selling, general, and administrative expenses	39.4%	39.9%
Other income	2.6%	2.8%

Operating income	18.8%	20.4%
Interest expense, net	0.3%	0.4%

Income before income taxes	18.5%	20.0%
Income tax expense	7.4%	0.2%

Net income	11.1%	19.8%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(unaudited)	(unaudited)
Net Revenues by Segment:
Indirect	$57,249	$54,174
Direct	44,141	30,828

Total	$101,390	$85,002

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(unaudited)	(unaudited)
Percentage of Net Revenues by Segment:
Indirect	56.5%	63.7%
Direct	43.5%	36.3%

Total	100.0%	100.0%

Store Data(1):
Total stores open at end of period	43	29
Comparable-store sales increase (2)	22.1%	22.5%
Total gross square footage at end of period	82,728	53,708
Average net revenues per gross square foot (3)	$189	$146

(1)	These data include only our full-price and outlet stores.
(2)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended April 30, 2011, Compared to Thirteen Weeks Ended May 1, 2010

Net Revenues

For the thirteen weeks ended April 30, 2011, net revenues increased $16.4 million, or 19.3%, to $101.4 million, from $85.0 million in the comparable prior-year period.

Indirect. For the thirteen weeks ended April 30, 2011, net revenues increased $3.1 million, or 5.7%, to $57.2 million, from $54.2 million in the comparable prior-year period, due primarily to increased offerings and sales of special collection (or non-Signature Collection) products, including our new line of rolling luggage.

Direct. For the thirteen weeks ended April 30, 2011, net revenues increased $13.3 million, or 43.2%, to $44.1 million, from $30.8 million in the comparable prior-year period. This growth resulted from a $6.1 million increase in revenues related to the opening of new stores, a $4.4 million increase in e-commerce revenues due primarily to greater traffic from marketing initiatives, a comparable-store sales increase of $1.8 million, or 22.1%, and an increase of $1.1 million in outlet-sale revenues due to the timing of the sale. In the current year, each day of the outlet sale occurred during the first fiscal quarter, whereas in the prior year, one day of the outlet sale occurred during the second fiscal quarter. Overall, revenues generated by our outlet sale decreased from $11.4 million in fiscal 2011 to $11.1 million in the current year. The aggregate number of our full-price and outlet stores grew from 29 at May 1, 2010, to 43 at April 30, 2011.

Gross Profit

For the thirteen weeks ended April 30, 2011, gross profit increased $7.6 million, or 15.6%, to $56.4 million, from $48.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.7% for the thirteen weeks ended April 30, 2011, from 57.4% in the comparable prior-year period. The decrease in gross margin resulted primarily from higher input and other costs, offset in part by an overall revenue mix shift toward higher margin, Direct segment net revenues.

Selling, General, and Administrative Expenses

For the thirteen weeks ended April 30, 2011, SG&A expenses increased $6.1 million, or 18.0%, to $40.0 million, from $33.9 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 39.4% and 39.9% for the fiscal quarters ended April 30, 2011, and May 1, 2010, respectively.

For the thirteen weeks ended April 30, 2011, selling expenses increased $5.6 million, or 31.7%, to $23.1 million, from $17.5 million in the comparable prior-year period. As a percentage of net revenues, selling expenses were 22.8% and 20.6% for the fiscal quarters ended April 30, 2011, and May 1, 2010, respectively. The increase in selling expenses was due primarily to higher store operational expenses resulting from our increased store count and to costs associated with our market entry into Japan.

For the thirteen weeks ended April 30, 2011, advertising, marketing, and product development expenses decreased $0.4 million, or 4.8%, to $7.0 million, from $7.4 million in the comparable prior-year period. As a percentage of net revenues, advertising, marketing, and product development expenses were 6.9% and 8.7% for the fiscal quarters ended April 30, 2011, and May 1, 2010, respectively. The decrease in these expenses resulted primarily from a decline in the number of catalogs and direct mailers we distributed on behalf of our independent retailers, offset in part by increased spending on non-co-op advertising.

For the thirteen weeks ended April 30, 2011, administrative expenses increased $0.9 million, or 9.9%, to $9.9 million, from $9.0 million in the comparable prior-year period. As a percentage of net revenues, administrative expenses were 9.7% and 10.6% for the fiscal quarters ended April 30, 2011, and May 1, 2010, respectively. The increase in administrative expenses was due primarily to higher corporate personnel and other costs necessary to support our growth, offset in part by a decline in professional fees as a result of our IPO-readiness efforts in the prior year. Administrative expenses for the thirteen weeks ended April 30, 2011, included $0.5 million of costs related to a secondary offering of our common stock by certain shareholders in April 2011.

Other Income

For the thirteen weeks ended April 30, 2011, other income increased $0.2 million, or 9.6%, to $2.6 million, from $2.4 million in the comparable prior-year period, due to increased reimbursement of our advertising expenses by our independent retailers.

Operating Income

For the thirteen weeks ended April 30, 2011, operating income increased $1.8 million, or 10.2%, to $19.1 million, from $17.3 million in the comparable prior-year period. As a percentage of net revenues, operating income was 18.8% and 20.4% for the thirteen weeks ended April 30, 2011, and May 1, 2010, respectively. This decrease as a percentage of net revenues was primarily the result of the decline in gross margin and the costs associated with our market entry into Japan, as previously discussed.

Operating income for our business segments is provided below. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

($ in millions)

	Thirteen Weeks Ended		$ Change	% Change
	April 30, 2011	May 1, 2010
Operating Income
Indirect	$21.7	$22.5	$(0.8)	(3.5)%
Direct	12.4	9.7	2.6	27.1%

Total	34.1	32.3	1.8	5.7%

Less:
Corporate unallocated	(15.0)	(15.0)	(0.1)	0.6%

	$19.1	$17.3	$1.8	10.2%

Indirect. For the thirteen weeks ended April 30, 2011, operating income decreased $0.8 million, or 3.5%. This decrease resulted primarily from a decline in gross margin, as previously discussed.

Direct. For the thirteen weeks ended April 30, 2011, operating income increased $2.6 million, or 27.1%, due to an increase in gross profit, offset in part by increased selling expenses related to store operational costs and our market entry into Japan, as previously discussed.

Corporate Unallocated. For the thirteen weeks ended April 30, 2011, unallocated expenses increased $0.1 million, or 0.6%, due primarily to an increase in administrative expenses, partially offset by an increase in other income and a decrease in advertising, marketing, and product development expenses, as previously discussed.

Interest Expense, Net

Net interest expense was $0.3 million for each period presented, with lower average borrowing rates offsetting higher average borrowing levels during the thirteen weeks ended April 30, 2011, relative to the thirteen weeks ended May 1, 2010.

Income Tax Expense

Our effective tax rate for the thirteen weeks ended April 30, 2011, was 40.1%, compared to 1.2% for the thirteen weeks ended May 1, 2010. The increase in the effective tax rate resulted primarily from our conversion to a “C” Corporation in connection with our initial public offering in October 2010.

The effective tax rate for the thirteen weeks ended April 30, 2011, was negatively impacted by the non-deductibility of expenses related to the April 2011 secondary offering and by the net operating loss incurred by our recently formed Japanese subsidiary, for which no tax benefit was recorded. The non-deductibility of the secondary offering expenses increased the effective tax rate by approximately 1.0%, which was recorded as a discrete event for the thirteen weeks ended April 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of our Japanese subsidiary also increased the effective tax rate by 1.0% for the thirteen weeks ended April 30, 2011.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as our primary source of liquidity. We also have access to additional liquidity, if needed, through borrowings under our $125 million amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, debt repayments, operational equipment, information technology, and quarterly shareholder distributions to cover estimated tax payments. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially alter the nature and levels of our accounts receivable and inventories, or require materially increased borrowings under our amended and restated credit agreement, in the near future. Further, as a result of our conversion to a “C” Corporation, we no longer make tax distributions to shareholders, but we now are required to make quarterly income tax payments to various taxing authorities.

We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, including expansion of our Direct business, and debt payments for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Net cash provided by (used in) operating activities	$(2,011)	$3,684
Net cash used in investing activities	(2,680)	(2,100)
Net cash used in financing activities	(4,944)	(6,743)

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash used in operating activities for the thirteen weeks ended April 30, 2011, was $2.0 million, compared to net cash provided by operating activities of $3.7 million for the thirteen weeks ended May 1, 2010. The $5.7 million decrease in cash provided by operating activities was due primarily to the $5.6 million decrease in net income, which resulted from increased income tax expense as a result of our conversion to a “C” Corporation.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, operational equipment, and information technology investments.

Net cash used in investing activities was $2.7 million and $2.1 million for the thirteen weeks ended April 30, 2011, and May 1, 2010, respectively. The $0.6 million increase in capital expenditures was due primarily to increased investments in new stores, including the opening of four stores during the thirteen weeks ended April 30, 2011, compared to two stores during the thirteen weeks ended May 1, 2010, and to investments related to our market entry into Japan, offset in part by reduced spending on information technology assets.

Capital expenditures for fiscal 2012 are expected to be approximately $15.0 million.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our credit agreement and, prior to our conversion to a “C” Corporation in October 2010, tax distributions to our shareholders.

Net cash used in financing activities was $4.9 million for the thirteen weeks ended April 30, 2011, resulting primarily from $5.0 million of net repayments of borrowings under our amended and restated credit agreement.

Net cash used in financing activities was $6.7 million for the thirteen weeks ended May 1, 2010, resulting primarily from $13.3 million of distributions to our shareholders to fund tax liabilities due to our “S” Corporation status, offset in part by net borrowings of $4.8 million under our credit agreement.

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by Vera Bradley, Inc. and its subsidiaries (other than Vera Bradley Designs, Inc.). The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of April 30, 2011.

Borrowings under the credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At April 30, 2011, the interest rate on outstanding borrowings under the credit agreement was 1.5%. The Company had borrowing availability of $63.3 million under the agreement as of April 30, 2011.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 42 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. As discussed in Note 7 to the consolidated financial statements in this Quarterly Report, in March 2011, the Company granted restricted stock units with an aggregate fair value of $4.4 million to certain employees and non-employee directors. As a result of these awards, the Company’s accounting for stock-based compensation relating to equity awards granted subsequent to its initial public offering – that is, public-company equity and incentive grants – became a critical accounting policy. Previously, the Company’s accounting for stock-based compensation relating to equity awards granted prior to its initial public offering – that is, private-company equity and incentive grants – was a critical accounting policy. As of April 30, 2011, other than this change, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.

The Company accounts for stock-based compensation under the fair-value recognition provisions of ASC 718, Stock Compensation. Under these provisions, for its awards of restricted stock and restricted stock units, the Company recognizes share-based compensation expense in an amount equal to the fair market value of the underlying stock on the grant date of the respective award. This expense, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2011, there was no material change to the market risks described in “Quantitative and Qualitative Disclosures About Market Risk” on page 45 of the Company’s Annual Report on Form 10-K for the fiscal year ended January  29, 2011.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There has been no material change to our risk factors as previously disclosed beginning on page 16 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

ITEM 6. EXHIBITS

a.	Exhibits

Exhibit No.	Description

10.1	Description of 2012 Annual Incentive Plan (Incorporated by reference to response to Item 5.02 of Form 8-K filed March 31, 2011, File No. 001-34918)

10.2	2011 Restricted Stock Unit Terms And Conditions for Employees

10.3	2011 Restricted Stock Unit Terms And Conditions for Non-Employee Directors

10.4	Lease Agreement, dated as of March 28, 2011, by and between Vera Bradley Designs, Inc., as tenant, and Great Dane Realty, LLC, as landlord

10.5	Lease Extension, dated April 19, 2011, by and between Vera Bradley, Inc., as tenant, and Milburn, LLC, as landlord

10.6	Underwriting Agreement, dated April 13, 2011, with Robert W. Baird & Co. Incorporated, Piper Jaffray & Co. and the underwriters named therein

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

*	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc.
(Registrant)

Date: June 14, 2011	/s/ Jeffrey A. Blade
Jeffrey A. Blade
Executive Vice President – Chief Financial and Administrative Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Description of 2012 Annual Incentive Plan (Incorporated by reference to response to Item 5.02 of Form 8-K filed March 31, 2011, File No. 001-34918)

10.2	2011 Restricted Stock Unit Terms And Conditions for Employees

10.3	2011 Restricted Stock Unit Terms And Conditions for Non-Employee Directors

10.4	Lease Agreement, dated as of March 28, 2011, by and between Vera Bradley Designs, Inc., as tenant, and Great Dane Realty, LLC, as landlord

10.5	Lease Extension, dated April 19, 2011, by and between Vera Bradley, Inc., as tenant, and Milburn, LLC, as landlord

10.6	Underwriting Agreement, dated April 13, 2011, with Robert W. Baird & Co. Incorporated, Piper Jaffray & Co. and the underwriters named therein

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

*	Furnished, not filed.