Form 10-Q
period 2011-07-30
Vera Bradley, Inc.
filed 2011-09-13
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 40,506,670 shares of its common stock outstanding as of September 12, 2011.

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

For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” beginning on page 16 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.

Consolidated Balance Sheets

($ in thousands)

(unaudited)

	July 30, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$788	$13,953
Accounts receivable, net	44,719	34,300
Inventories, net	118,105	96,717
Prepaid expenses and other current assets	7,246	6,754
Deferred income taxes	9,739	8,743

Total current assets	180,597	160,467

Property, plant, and equipment, net of accumulated depreciation and amortization of $37,246 and $32,808, respectively	45,049	42,984
Other assets	1,084	2,588

Total assets	$226,730	$206,039

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,924	$30,012
Accrued employment costs	11,960	17,892
Other accrued liabilities	12,934	10,551
Income taxes payable	405	10,010
Current portion of long-term debt	86	83

Total current liabilities	56,309	68,548

Long-term debt	71,590	66,934
Deferred income taxes	3,971	3,300
Other long-term liabilities	4,869	2,935

Total liabilities	136,739	141,717

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock; July 30, 2011, and January 29, 2011 – 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; July 30, 2011, and January 29, 2011 – 200,000,000 shares authorized, 40,506,670 shares issued and outstanding	—	—
Additional paid-in-capital	72,661	71,923
Retained earnings (accumulated deficit)	17,256	(7,601)
Accumulated other comprehensive income	74	—

Total shareholders’ equity	89,991	64,322

Total liabilities and shareholders’ equity	$226,730	$206,039

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

($ in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net revenues	$103,789	$80,076	$205,179	$165,078
Cost of sales	44,161	33,252	89,107	69,441

Gross profit	59,628	46,824	116,072	95,637
Selling, general, and administrative expenses	39,120	38,697	79,109	72,585
Other income	2,418	1,536	5,023	3,912

Operating income	22,926	9,663	41,986	26,964
Interest expense, net	329	336	645	644

Income before income taxes	22,597	9,327	41,341	26,320
Income tax expense	8,964	157	16,484	356

Net income	$13,633	$9,170	$24,857	$25,964

Basic weighted-average shares outstanding	40,506,670	35,440,547	40,506,670	35,440,547
Diluted weighted-average shares outstanding	40,541,467	35,440,613	40,536,818	35,440,580
Basic net income per share	$0.34	$0.26	$0.61	$0.73
Diluted net income per share	$0.34	$0.26	$0.61	$0.73
Basic distributions per share	—	$0.17	—	$0.54

Pro forma income information (Notes 1 and 6):
Income before income taxes		$9,327		$26,320
Pro forma income tax expense		3,731		10,528

Pro forma net income		$5,596		$15,792

Pro forma basic weighted-average shares outstanding		35,440,547		35,440,547
Pro forma diluted weighted-average shares outstanding		35,440,613		35,440,580
Pro forma basic net income per share		$0.16		$0.45
Pro forma diluted net income per share		$0.16		$0.45

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Cash flows from operating activities
Net income	$24,857	$25,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant, and equipment	4,461	4,131
Provision for doubtful accounts	75	(58)
Loss on disposal of property, plant, and equipment	—	274
Stock-based compensation	662	87
Deferred income taxes	(325)	—
Changes in assets and liabilities:
Accounts receivable	(10,495)	5,289
Inventories	(21,388)	(18,263)
Other assets	1,012	(881)
Accounts payable	583	1,538
Accrued and other liabilities	(11,220)	4,970

Net cash provided by (used in) operating activities	(11,778)	23,051

Cash flows from investing activities
Purchases of property, plant, and equipment	(6,526)	(4,795)

Net cash used in investing activities	(6,526)	(4,795)

Cash flows from financing activities
Payments on financial-institution debt	(12,000)	(25,900)
Borrowings on financial-institution debt	16,700	28,900
Payments on vendor-financed debt	(40)	(14)
Change in bank overdraft	329	—
Payments of distributions	—	(20,159)
Other	76	—

Net cash provided by (used in) financing activities	5,065	(17,173)

Effect of exchange rate changes on cash and cash equivalents	74	—

Increase (decrease) in cash and cash equivalents	(13,165)	1,083
Cash and cash equivalents, beginning of period	13,953	6,509

Cash and cash equivalents, end of period	$788	$7,592

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Description of the Company and Basis of Presentation

Vera Bradley, Inc. was formed as an Indiana corporation on June 23, 2010, for the purpose of reorganizing the corporate structure of Vera Bradley Designs, Inc. On October 3, 2010, the shareholders of Vera Bradley Designs, Inc. contributed all of their shares of Class A Voting Common Stock and Class B Non-Voting Common Stock of Vera Bradley Designs, Inc. to Vera Bradley, Inc. in return for shares of Vera Bradley, Inc. Class A Voting Common Stock and Class B Non-Voting Common Stock on a one-for-one basis. In addition, effective October 3, 2010, Vera Bradley Designs, Inc. converted from an “S” Corporation to a “C” Corporation for income tax purposes. Further, on October 18, 2010, Vera Bradley, Inc. recapitalized all of its Class A Voting Common Stock and Class B Non-Voting Common Stock into a single class of common stock and effectuated a 35.437-for-1 stock split of all outstanding shares of its common stock. These events collectively are referred to as the “Reorganization.” As a result of the Reorganization, Vera Bradley Designs, Inc. became a wholly-owned subsidiary of Vera Bradley, Inc. Except where context requires or where otherwise indicated, the terms “Company” and “Vera Bradley” refer to Vera Bradley Designs, Inc. and its subsidiaries before the Reorganization and to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc., after the Reorganization. All historical common stock and per share common stock information has been changed to reflect the stock split.

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Indirect and Direct. The Indirect business consists of sales of Vera Bradley products to approximately 3,300 independent retailers, substantially all of which are located in the United States, as well as select national retailers and third-party e-commerce sites. The Direct business consists of sales of Vera Bradley products through the Company’s full-price, outlet, and Japanese pop-up stores, its websites, verabradley.com and verabradley.co.jp, and its annual outlet sale in Fort Wayne, Indiana. As of July 30, 2011, the Company operated 43 full-price stores and six outlet stores.

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

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended July 30, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended July 30, 2011, and July 31, 2010, refer to the thirteen-week periods ended on those dates.

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

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

The unaudited pro forma income statement information for the thirteen and twenty-six weeks ended July 31, 2010, gives effect to an adjustment for income tax expense as if the Company had been a “C” Corporation as of the beginning of the fiscal year ended January 29, 2011, at an assumed combined federal, state, and local effective tax rate of 40.0%.

2.	Earnings Per Share

Net income per share is computed under the provisions of ASC 260, Earnings Per Share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock units. The components of basic and diluted net income per share were as follows ($ in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Numerator:
Net income	$13,633	$9,170	$24,857	$25,964

Denominator:
Weighted-average number of common shares (basic)	40,506,670	35,440,547	40,506,670	35,440,547
Dilutive effect of stock-based awards	34,797	66	30,148	33

Weighted-average number of common shares (diluted)	40,541,467	35,440,613	40,536,818	35,440,580

Earnings per share:
Basic	$0.34	$0.26	$0.61	$0.73

Diluted	$0.34	$0.26	$0.61	$0.73

3.	Fair Value of Financial Instruments

The carrying amounts reflected on the consolidated balance sheets for cash and cash equivalents, receivables, prepaid expenses and other current assets, debt, and payables as of July 30, 2011, and January 29, 2011, approximated their fair values.

4.	Inventories

The components of inventories were as follows (in thousands):

	July 30, 2011	January 29, 2011
Raw materials, net	$13,531	$9,695
Work in process, net	863	829
Finished goods, net	103,711	86,193

Total inventories, net	$118,105	$96,717

5.	Long-Term Debt

Long-term debt consisted of the following as of July 30, 2011, and January 29, 2011 (in thousands):

	July 30, 2011	January 29, 2011
Amended and restated credit agreement	$71,450	$66,750
Vendor-financed debt	226	267

	71,676	67,017

Less: Current maturities	86	83

	$71,590	$66,934

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

At July 30, 2011, the weighted-average interest rate on outstanding borrowings under the Company’s $125 million amended and restated credit agreement was 1.2749%, and the Company had borrowing availability of $53.6 million under the agreement.

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

The effective tax rate for the thirteen weeks ended July 30, 2011, was 39.6%, compared to 1.7% for the thirteen weeks ended July 31, 2010. The increase in the effective tax rate resulted primarily from the Company’s conversion to a “C” Corporation in connection with its initial public offering in October 2010. The Company’s effective tax rate for the thirteen weeks ended July 30, 2011, was negatively impacted by the net operating loss incurred by the Company’s recently formed Japanese subsidiary, for which no tax benefit was recorded. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary increased the effective tax rate by 1.9% for the thirteen weeks ended July 30, 2011.

The effective tax rate for the twenty-six weeks ended July 30, 2011, was 39.9%, compared to 1.4% for the twenty-six weeks ended July 31, 2010. The increase in the effective tax rate resulted primarily from the Company’s conversion to a “C” Corporation in connection with its initial public offering in October 2010. The Company’s effective tax rate for the twenty-six weeks ended July 30, 2011, was negatively impacted by the non-deductibility of expenses related to the April 2011 secondary offering and by the net operating loss incurred by the Company’s recently formed Japanese subsidiary, for which no tax benefit was recorded. The non-deductibility of the secondary offering expenses increased the effective tax rate by approximately 0.5% for the twenty-six weeks ended July 30, 2011. The secondary offering expenses were recorded as a discrete event in the effective tax rate in the thirteen weeks ended April 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary increased the effective tax rate by 1.5% for the twenty-six weeks ended July 30, 2011.

7.	Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income	$13,633	$9,170	$24,857	$25,964

Foreign translation	74	—	74	—

Comprehensive income	$13,707	$9,170	$24,931	$25,964

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

8.	Stock-Based Compensation

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

Awards of Restricted Stock Units

During the thirteen weeks ended July 30, 2011, the Company granted a total of 3,213 restricted stock units with an aggregate fair value of $0.1 million to certain employees under the 2010 Equity and Incentive Plan. During the thirteen weeks ended April 30, 2011, the Company granted a total of 106,889 restricted stock units with an aggregate fair value of $4.4 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan. These restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over three years. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

The following table sets forth a summary of restricted stock unit activity for the period ended July 30, 2011:

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 29, 2011	54,225	$16.00
Granted	110,102	41.29
Vested	—	—
Forfeited	(7,262)	28.88

Nonvested units outstanding at July 30, 2011	157,065	$33.13

9.	Related-Party Transactions

In June 2011, the Company sold certain life insurance policies on the lives of its founders, who are also directors and officers of the Company, to the insureds at the fair market value of $0.7 million. The cash surrender value of the policies was $0.6 million, resulting in a $0.1 million gain. The cash surrender value was included in other assets prior to the sale and the gain on the sale was recorded in other income. Other life insurance policies not purchased by the insureds were terminated.

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

11.	Segment Reporting

The Company has two operating segments, which are also its reportable segments: Indirect and Direct. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

The Indirect segment represents activity driven by revenues generated through the distribution of Company-branded products to approximately 3,300 independent retailers across the United States. The Direct segment includes the Company’s full-price, outlet, and Japanese pop-up stores, e-commerce activity driven by the Company’s websites, and the annual outlet sale. Revenues generated through this segment are driven by the sale of Company-branded products from Vera Bradley to end customers.

Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, IT, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

The chief operating decision maker evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s reportable segments: Indirect and Direct (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Segment net revenues:
Indirect	$55,918	$47,358	$113,167	$101,532
Direct	47,871	32,718	92,012	63,546

Total	$103,789	$80,076	$205,179	$165,078

Segment operating income:
Indirect	$24,049	$21,684	$45,788	$44,219
Direct	13,045	9,322	25,405	19,044

Total	$37,094	$31,006	$71,193	$63,263

Reconciliation:
Segment operating income	$37,094	$31,006	$71,193	$63,263
Less:
Unallocated corporate expenses	(14,168)	(21,343)	(29,207)	(36,299)

Operating income	$22,926	$9,663	$41,986	$26,964

Sales outside of the United States were insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen and twenty-six weeks ended July 30, 2011, and July 31, 2010. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, and our unaudited consolidated financial statements and the related notes included in Item 1. of this Quarterly Report.

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

We generate revenues by selling products through two reportable segments: Indirect and Direct. As of July 30, 2011, our Indirect business consisted of sales of Vera Bradley products to approximately 3,300 independent retailers, substantially all of which are located in the United States, and to select national retailers and independent e-commerce sites. As of July 30, 2011, our Direct business consisted of sales of Vera Bradley products through our full-price, outlet, and Japanese pop-up stores, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. In the United States we operated 43 full-price and six outlet stores as of July 30, 2011, compared to 31 full-price stores and two outlet stores as of July 31, 2010.

During the thirteen weeks ended July 30, 2011, we continued to experience strong demand for our brand across all of our sales channels, as reflected in our net revenue growth of 29.6%. In our Indirect segment, net revenues increased 18.1%, driven primarily by the strong demand of our fall product assortment and strong sales of carryover patterns from prior releases. In our Direct segment, net revenues increased 46.3%, including an increase of $9.8 million in revenues related to the opening of new stores, a $5.3 million increase in e-commerce revenues, and a comparable-store sales increase of 10.5%. Additionally, we achieved a 137.3% increase in operating income of $22.9 million for the thirteen weeks ended July 30, 2011, compared to $9.7 million in the thirteen weeks ended July 31, 2010. Operating income for the thirteen weeks ended July 31, 2010, included $6.1 million of expense associated with bonuses paid to recipients of restricted-stock awards.

During the twenty-six weeks, we remained focused on executing our growth strategies, which include growing in underpenetrated markets and expanding our store base and product offerings. In doing so, we opened eight full-price stores and two outlet stores. We also introduced our brand in Japan through a combination of pop-up stores and the launch of a Japanese-language website. We believe the combination of our expanding product offerings and continued growth in underpenetrated markets will lead to meaningful growth opportunities throughout the remainder of fiscal 2012.

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

Net Revenues

Net revenues represent revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Indirect segment represent revenues from sales to our independent retailers, select national retailers, and independent e-commerce sites. Revenues for the Direct segment represent revenues from sales through our full-price, outlet, and Japanese pop-up stores, our websites, and our annual outlet sale.

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

Gross profit can be impacted by changes in volume, operational efficiencies, such as leveraging of fixed costs, promotional activities, such as free shipping, and fluctuations in pricing structures.

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

Other Income

We support many of our Indirect retailers’ marketing efforts by distributing certain catalogs and promotional mailers to current and prospective customers. Our Indirect retailers reimburse us for a portion of the cost to produce these materials. Reimbursement received is recorded as other income. The related cost to design, produce, and distribute the catalogs and mailers is recorded as SG&A expense. Other income also includes proceeds from the sales of tickets to our annual outlet sale and the gain on the sale of certain life insurance policies.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Statement of Income Data:
Net revenues	$103,789	$80,076	$205,179	$165,078
Cost of sales	44,161	33,252	89,107	69,441

Gross profit	59,628	46,824	116,072	95,637
Selling, general, and administrative expenses	39,120	38,697	79,109	72,585
Other income	2,418	1,536	5,023	3,912

Operating income	22,926	9,663	41,986	26,964
Interest expense, net	329	336	645	644

Income before income taxes	22,597	9,327	41,341	26,320
Income tax expense	8,964	157	16,484	356

Net income	$13,633	$9,170	$24,857	$25,964

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.5%	41.5%	43.4%	42.1%

Gross profit	57.5%	58.5%	56.6%	57.9%
Selling, general, and administrative expenses	37.7%	48.3%	38.6%	44.0%
Other income	2.3%	1.9%	2.5%	2.4%

Operating income	22.1%	12.1%	20.5%	16.3%
Interest expense, net	0.3%	0.4%	0.3%	0.4%

Income before income taxes	21.8%	11.7%	20.2%	15.9%
Income tax expense	8.7%	0.2%	8.0%	0.2%

Net income	13.1%	11.5%	12.2%	15.7%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenues by Segment:
Indirect	$55,918	$47,358	$113,167	$101,532
Direct	47,871	32,718	92,012	63,546

Total	$103,789	$80,076	$205,179	$165,078

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Percentage of Net Revenues by Segment:
Indirect	53.9%	59.1%	55.2%	61.5%
Direct	46.1%	40.9%	44.8%	38.5%

Total	100.0%	100.0%	100.0%	100.0%

Store Data: (1)
Total stores open at end of period	49	33	49	33
Comparable-store sales increase (2)	10.5%	28.4%	14.9%	26.0%
Total gross square footage at end of period	95,016	61,487	95,016	61,487
Average net revenues per gross square foot (3)	$264	$206	$461	$349

(1)	These data include only our full-price and outlet stores.
(2)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended July 30, 2011, Compared to Thirteen Weeks Ended July 31, 2010

Net Revenues

For the thirteen weeks ended July 30, 2011, net revenues increased $23.7 million, or 29.6%, to $103.8 million, from $80.1 million in the comparable prior-year period.

Indirect. For the thirteen weeks ended July 30, 2011, net revenues in the Indirect segment increased $8.6 million, or 18.1%, to $55.9 million, from $47.4 million in the comparable prior-year period, due to increased sales volume to our Indirect retailers, driven by strong demand of our fall product assortment and strong sales of carryover patterns from prior releases.

Direct. For the thirteen weeks ended July 30, 2011, net revenues in the Direct segment increased $15.2 million, or 46.3%, to $47.9 million, from $32.7 million in the comparable prior-year period. This growth resulted from a $9.8 million increase in revenues related to the opening of new stores, a $5.3 million increase in e-commerce revenues due primarily to greater traffic resulting from marketing initiatives, a comparable-store sales increase of $1.4 million, or 10.5%, and a decrease of $1.3 million in outlet-sale revenues due to the timing of the sale. In the current year, each day of the outlet sale occurred during the first fiscal quarter, whereas in the prior-year, one day of the outlet sale occurred during the second fiscal quarter. The aggregate number of our full-price and outlet stores grew from 33 at July 31, 2010, to 49 at July 30, 2011.

Gross Profit

For the thirteen weeks ended July 30, 2011, gross profit increased $12.8 million, or 27.4%, to $59.6 million, from $46.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 57.5% for the thirteen weeks ended July 30, 2011, from 58.5% in the comparable prior-year period. The decrease in gross margin resulted primarily from higher input costs and to better alignment of operational costs, offset in part by lower e-commerce and store supply costs.

Selling, General, and Administrative Expenses

For the thirteen weeks ended July 30, 2011, SG&A expenses increased $0.4 million, or 1.1%, to $39.1 million, from $38.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 37.7% and 48.3% for the fiscal quarters ended July 30, 2011, and July 31, 2010, respectively.

For the thirteen weeks ended July 30, 2011, selling expenses increased $6.6 million, or 39.8%, to $23.2 million, from $16.6 million in the comparable prior-year period. As a percentage of net revenues, selling expenses were 22.3% and 20.7% for the fiscal quarters ended July 30, 2011, and July 31, 2010, respectively. The increase in selling expenses was due primarily to higher store operational expenses resulting from our increased store count and to costs associated with our market entry into Japan.

For the thirteen weeks ended July 30, 2011, advertising, marketing, and product development expenses decreased $0.5 million, or 7.1%, to $6.6 million, from $7.1 million in the comparable prior-year period. As a percentage of net revenues, advertising, marketing, and product development expenses were 6.4% and 8.9% for the fiscal quarters ended July 30, 2011, and July 31, 2010, respectively. The decrease in these expenses resulted primarily from a decline in advertising costs associated with national advertising in the prior-year period, offset in part by an increase in the number of direct mailers we distributed on behalf of our independent retailers in the current period.

For the thirteen weeks ended July 30, 2011, administrative expenses decreased $5.7 million, or 37.8%, to $9.3 million, from $15.0 million in the comparable prior-year period. As a percentage of net revenues, administrative expenses were 9.0% and 18.8% for the fiscal quarters ended July 30, 2011, and July 31, 2010, respectively. The decrease in administrative expenses was due primarily to a decline in bonus expense driven by the $6.1 million of expense associated with bonuses paid to recipients of restricted-stock awards in the same period of the prior-year, and to a decline in professional fees as a result of our IPO-readiness efforts in the prior-year period. The reduced expenses were offset in part by higher corporate personnel and other costs necessary to support our growth.

Other Income

For the thirteen weeks ended July 30, 2011, other income increased $0.9 million, or 57.3%, to $2.4 million, from $1.5 million in the comparable prior-year period, due to increased reimbursement of our advertising expenses by our independent retailers.

Operating Income

For the thirteen weeks ended July 30, 2011, operating income increased $13.3 million, or 137.3%, to $22.9 million, from $9.7 million in the comparable prior-year period. As a percentage of net revenues, operating income was 22.1% and 12.1% for the thirteen weeks ended July 30, 2011, and July 31, 2010, respectively. This increase as a percentage of net revenues was primarily due to the previously discussed $6.1 million of expense associated with bonuses paid to recipients of restricted-stock awards in the prior-year period, and sales driven leverage of SG&A in the current period, offset in part in the current period by the decline in gross margin and the costs associated with our market entry into Japan, as previously discussed ($ in thousands):

	Thirteen Weeks Ended		$ Change	% Change
	July 30, 2011	July 31, 2010

Operating Income
Indirect	$24,049	$21,684	$2,365	10.9%
Direct	13,045	9,322	3,723	39.9%

Total	$37,094	$31,006	$6,088	19.6%

Less:
Corporate unallocated	(14,168)	(21,343)	7,175	33.6%

	$22,926	$9,663	$13,263	137.3%

Indirect. For the thirteen weeks ended July 30, 2011, operating income in the Indirect segment increased $2.4 million, or 10.9%. This increase resulted primarily from an increase in revenue and sales driven leverage SG&A, offset in part by a decline in gross margin as previously discussed.

Direct. For the thirteen weeks ended July 30, 2011, operating income in the Direct segment increased $3.7 million, or 39.9%, due to an increase in gross profit, offset in part by increased selling expenses related to store operational costs and our market entry into Japan, as previously discussed.

Corporate Unallocated. For the thirteen weeks ended July 30, 2011, unallocated expenses decreased $7.2 million, or 33.6%, primarily as a result of bonuses paid to recipients of restricted-stock awards in the prior-year period and an increase in other income in the current period as previously discussed.

Interest Expense, Net

Net interest expense was $0.3 million for each period presented, with lower average borrowing rates offsetting higher average borrowing levels during the thirteen weeks ended July 30, 2011, relative to the thirteen weeks ended July 31, 2010.

Income Tax Expense

Our effective tax rate for the thirteen weeks ended July 30, 2011, was 39.6%, compared to 1.7% for the thirteen weeks ended July 31, 2010. The increase in the effective tax rate resulted primarily from our conversion to a “C” Corporation in connection with our initial public offering in October 2010.

The effective tax rate for the thirteen weeks ended July 30, 2011, was negatively impacted by the net operating loss incurred by our recently formed Japanese subsidiary, for which no tax benefit was recorded. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of our Japanese subsidiary increased the effective tax rate by 1.9% for the thirteen weeks ended July 30, 2011.

Twenty-Six Weeks Ended July 30, 2011, Compared to Twenty-Six Weeks Ended July 31, 2010

Net Revenues

For the twenty-six weeks ended July 30, 2011, net revenues increased $40.1 million, or 24.3%, to $205.2 million, from $165.1 million in the comparable prior-year period.

Indirect. For the twenty-six weeks ended July 30, 2011, net revenues in the Indirect segment increased $11.6 million, or 11.5%, to $113.2 million, from $101.5 million in the comparable prior-year period, due to increased sales volume to our Indirect retailers, driven by strong demand of our fall product assortment and strong sales of carryover patterns from prior releases.

Direct. For the twenty-six weeks ended July 30, 2011, net revenues in the Direct segment increased $28.5 million, or 44.8%, to $92.0 million, from $63.5 million in the comparable prior-year period. This growth resulted from a $15.9 million increase in revenues related to the opening of new stores, a $9.7 million increase in e-commerce revenues due primarily to greater traffic resulting from marketing initiatives and a comparable-store sales increase of $3.2 million, or 14.9%, offset in part by a decrease of $0.3 million in outlet-sale revenues. The aggregate number of our full-price and outlet stores grew from 33 at July 31, 2010, to 49 at July 30, 2011.

Gross Profit

For the twenty-six weeks ended July 30, 2011, gross profit increased $20.5 million, or 21.4%, to $116.1 million, from $95.6 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 56.6% for the twenty-six weeks ended July 30, 2011, from 57.9% in the comparable prior-year period. The decrease in gross margin resulted primarily to better alignment of operational costs, offset in part by an overall revenue mix shift toward higher-margin, Direct segment net revenues.

Selling, General, and Administrative Expenses

For the twenty-six weeks ended July 30, 2011, SG&A expenses increased $6.5 million, or 9.0%, to $79.1 million, from $72.6 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 38.6% and 44.0% for the fiscal quarters ended July 30, 2011, and July 31, 2010, respectively.

For the twenty-six weeks ended July 30, 2011, selling expenses increased $12.2 million, or 35.6%, to $46.3 million, from $34.1 million in the comparable prior-year period. As a percentage of net revenues, selling expenses were 22.6% and 20.7% for the twenty-six weeks ended July 30, 2011, and July 31, 2010, respectively. The increase in selling expenses was due primarily to higher store operational expenses resulting from our increased store count and to costs associated with our market entry into Japan.

For the twenty-six weeks ended July 30, 2011, advertising, marketing, and product development expenses decreased $0.9 million, or 5.9%, to $13.6 million, from $14.4 million in the comparable prior-year period. As a percentage of net revenues, advertising, marketing, and product development expenses were 6.6% and 8.8% for the twenty-six weeks ended July 30, 2011, and July 31, 2010, respectively. The decrease in these expenses resulted primarily from a decline in the number of catalogs and direct mailers we distributed on behalf of our independent retailers, offset in part by increased product development costs.

For the twenty-six weeks ended July 30, 2011, administrative expenses decreased $4.8 million, or 19.9%, to $19.2 million, from $24.0 million in the comparable prior-year period. As a percentage of net revenues, administrative expenses were 9.4% and 14.5% for the twenty-six weeks ended July 30, 2011, and July 31, 2010, respectively. The decrease in administrative expenses was due primarily to a decline in bonus expense driven by the $6.1 million of expense associated with bonuses paid to recipients of restricted-stock awards in the same period of the prior-year, and to a decline in professional fees as a result of our IPO-readiness efforts in the prior-year period. The reduced expenses were offset in part by higher corporate personnel and other costs necessary to support our growth.

Other Income

For the twenty-six weeks ended July 30, 2011, other income increased $1.1 million, or 28.4%, to $5.0 million, from $3.9 million in the comparable prior-year period, due to increased reimbursement of our advertising expenses by our independent retailers.

Operating Income

For the twenty-six weeks ended July 30, 2011, operating income increased $15.0 million, or 55.7%, to $42.0 million, from $27.0 million in the comparable prior-year period. As a percentage of net revenues, operating income was 20.5% and 16.3% for the twenty-six weeks ended July 30, 2011, and July 31, 2010, respectively. This increase as a percentage of net revenues was primarily due to the previously discussed $6.1 million of expense associated with bonuses paid to recipients of restricted-stock awards in the prior-year period and to sales driven leverage of SG&A in the current period, offset in part by the decline in gross margin and the costs associated with our market entry into Japan, as previously discussed ($ in thousands):

	Twenty-Six Weeks Ended		$ Change	% Change
	July 30, 2011	July 31, 2010

Operating Income
Indirect	$45,788	$44,219	$1,569	3.6%
Direct	25,405	19,044	6,361	33.4%

Total	$71,193	$63,263	$7,930	12.5%

Less:
Corporate unallocated	(29,207)	(36,299)	7,092	19.5%

	$41,986	$26,964	$15,022	55.7%

Indirect. For the twenty-six weeks ended July 30, 2011, operating income in the Indirect segment increased $1.6 million, or 3.6%. This increase resulted primarily from an increase in revenue and sales driven leverage SG&A, offset in part by decline in gross margin as previously discussed.

Direct. For the twenty-six weeks ended July 30, 2011, operating income in the Direct segment increased $6.4 million, or 33.4%, due to an increase in gross profit, offset in part by increased selling expenses related to store operational costs and our market entry into Japan, as previously discussed.

Corporate Unallocated. For the twenty-six weeks ended July 30, 2011, unallocated expenses decreased $7.1 million, or 19.5%, primarily as a result of bonuses paid to recipients of restricted-stock awards in the prior-year period and an increase in other income in the current period.

Interest Expense, Net

Net interest expense was $0.6 million for each period presented, with lower average borrowing rates offsetting higher average borrowing levels during the twenty-six weeks ended July 30, 2011, relative to the twenty-six weeks ended July 31, 2010.

Income Tax Expense

Our effective tax rate for the twenty-six weeks ended July 30, 2011, was 39.9%, compared to 1.4% for the twenty-six weeks ended July 31, 2010. The increase in the effective tax rate resulted primarily from our conversion to a “C” Corporation in connection with our initial public offering in October 2010.

The effective tax rate for the twenty-six weeks ended July 30, 2011, was negatively impacted by the non-deductibility of expenses related to the April 2011 secondary offering and by the net operating loss incurred by our recently formed Japanese subsidiary, for which no tax benefit was recorded. The non-deductibility of the secondary offering expenses increased the effective tax rate by approximately 0.5% for the twenty-six weeks ended July 30, 2011. The secondary offering expenses were recorded as a discrete event in the effective tax rate in the thirteen weeks ended April 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of our Japanese subsidiary also increased the effective tax rate by 1.5% for the twenty-six weeks ended July 30, 2011.

Liquidity and Capital Resources

General

Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125 million amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, debt repayments, operational equipment, information technology, and quarterly shareholder distributions to cover estimated tax payments. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially alter the nature and levels of our accounts receivable and inventories, or require materially increased borrowings under our amended and restated credit agreement, in the near future. Further, as a result of our conversion to a “C” Corporation, we no longer make tax distributions to shareholders, but we now are required to make quarterly income tax payments to various taxing authorities.

We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, including expansion of our Direct business, and debt payments for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Net cash provided by (used in) operating activities	$(11,778)	$23,051
Net cash used in investing activities	(6,526)	(4,795)
Net cash provided by (used in) financing activities	5,065	(17,173)

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash used in operating activities for the twenty-six weeks ended July 30, 2011, was $11.8 million, compared to net cash provided by operating activities of $23.1 million for the twenty-six weeks ended July 31, 2010. The $34.9 million decrease in cash provided by operating activities was due primarily to the increased use of cash of $16.2 million in accrued liabilities due primarily to tax and bonus payments, $15.8 million in accounts receivable due to higher sales driven by the fall release, and $3.1 million in inventory.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, operational equipment, and information technology investments.

Net cash used in investing activities was $6.5 million and $4.8 million for the twenty-six weeks ended July 30, 2011, and July 31, 2010, respectively. The $1.7 million increase in capital expenditures was due primarily to increased investments in new stores, including the opening of ten stores during the twenty-six weeks ended July 30, 2011, compared to six stores during the twenty-six weeks ended July 31, 2010, investments related to our market entry into Japan, and information technology investments.

Capital expenditures for fiscal 2012 are expected to be approximately $15.0 million.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and repayments under our credit agreement and, prior to our conversion to a “C” Corporation in October 2010, to fund tax distributions to our shareholders.

Net cash provided by financing activities was $5.1 million for the twenty-six weeks ended July 30, 2011, resulting primarily from $4.7 million of net borrowings under our amended and restated credit agreement.

Net cash used in financing activities was $17.2 million for the twenty-six weeks ended July 31, 2010, resulting primarily from $20.2 million of distributions to our shareholders to fund tax liabilities due to our “S” Corporation status, offset in part by net borrowings of $3.0 million under our credit agreement.

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by Vera Bradley, Inc. and its subsidiaries (other than Vera Bradley Designs, Inc.). The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of July 30, 2011.

Borrowings under the credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At July 30, 2011, the weighted-average interest rate on outstanding borrowings under the credit agreement was 1.2749%. The Company had borrowing availability of $53.6 million under the agreement as of July 30, 2011.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 42 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. As discussed in Note 7 to the consolidated financial statements in this Quarterly Report, in March 2011, the Company granted restricted stock units with an aggregate fair value of $4.4 million to certain employees and non-employee directors. As a result of these awards, the Company’s accounting for stock-based compensation relating to equity awards granted subsequent to its initial public offering – that is, public-company equity and incentive grants – became a critical accounting policy. Previously, the Company’s accounting for stock-based compensation relating to equity awards granted prior to its initial public offering – that is, private-company equity and incentive grants – was a critical accounting policy. As of July 30, 2011, other than this change, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 30, 2011, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” on page 45 of the Company’s Annual Report on Form 10-K for the fiscal year ended January  29, 2011.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2011.

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

ITEM 6. EXHIBITS

a.	Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010; (ii) Consolidated Balance Sheets at July 30, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010, and (iv) related notes, tagged as blocks of text. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc.
(Registrant)

Date: September 13, 2011	/s/ Jeffrey A. Blade
Jeffrey A. Blade
Executive Vice President – Chief Financial and Administrative Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010; (ii) Consolidated Balance Sheets at July 30, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010, and (iv) related notes, tagged as blocks of text. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.