Form 10-Q
period 2011-10-29
Vera Bradley, Inc.
filed 2011-12-13
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2011

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

The registrant had 40,506,670 shares of its common stock outstanding as of November 30, 2011.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.

Consolidated Balance Sheets

($ in thousands)

(unaudited)

	October 29, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$8,342	$13,953
Accounts receivable, net	38,591	34,300
Inventories	111,099	96,717
Prepaid expenses and other current assets	8,651	6,754
Deferred income taxes	10,317	8,743

Total current assets	177,000	160,467

Property, plant, and equipment, net of accumulated depreciation and amortization of $39,724 and $32,808, respectively	47,308	42,984
Other assets	967	2,588

Total assets	$225,275	$206,039

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,949	$30,012
Accrued employment costs	12,515	17,892
Income taxes payable	—	10,010
Current portion of long-term debt	88	83
Other accrued liabilities	14,468	10,551

Total current liabilities	46,020	68,548

Long-term debt	65,568	66,934
Deferred income taxes	4,820	3,300
Other long-term liabilities	5,413	2,935

Total liabilities	121,821	141,717

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock; October 29, 2011, and January 29, 2011 – 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; October 29, 2011, and January 29, 2011 – 200,000,000 shares authorized, 40,506,670 shares issued and outstanding	—	—
Additional paid-in-capital	73,115	71,923
Retained earnings (accumulated deficit)	30,218	(7,601)
Accumulated other comprehensive income	121	—

Total shareholders’ equity	103,454	64,322

Total liabilities and shareholders’ equity	$225,275	$206,039

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

($ in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net revenues	$121,149	$91,595	$326,328	$256,672
Cost of sales	55,471	39,921	144,578	109,362

Gross profit	65,678	51,674	181,750	147,310
Selling, general, and administrative expenses	45,365	53,239	124,474	125,824
Other income	1,206	1,373	6,229	5,286

Operating income (loss)	21,519	(192)	63,505	26,772
Interest expense, net	288	584	933	1,227

Income (loss) before income taxes	21,231	(776)	62,572	25,545
Income tax (benefit) expense	8,269	(6,775)	24,753	(6,418)

Net income	$12,962	$5,999	$37,819	$31,963

Basic weighted-average shares outstanding	40,506,670	36,082,298	40,506,670	35,654,464
Diluted weighted-average shares outstanding	40,540,429	36,213,361	40,538,022	35,699,156
Basic net income per share	$0.32	$0.17	$0.93	$0.90
Diluted net income per share	0.32	0.17	0.93	0.90
Basic distributions per share	—	3.12	—	3.69
Diluted distributions per share	—	3.11	—	3.69

Pro forma income information (Notes 1 and 6):
Income (loss) before income taxes		$(776)		$25,545
Pro forma income tax expense		1,256		11,885

Pro forma net income (loss)		$(2,032)		$13,660

Pro forma basic weighted-average shares outstanding		36,082,298		35,654,464
Pro forma diluted weighted-average shares outstanding		36,082,298		35,699,156
Pro forma basic net income (loss) per share		$(0.06)		$0.38
Pro forma diluted net income (loss) per share		(0.06)		0.38

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities
Net income	$37,819	$31,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	6,992	6,193
Provision for doubtful accounts	375	119
Loss on disposal of property, plant, and equipment	—	278
Write-off of debt-issuance costs	—	227
Stock-based compensation	1,116	15,799
Deferred income taxes	(54)	(6,604)
Changes in assets and liabilities:
Accounts receivable	(4,703)	2,052
Inventories	(14,382)	(17,153)
Other assets	(239)	700
Accounts payable	(11,063)	1,564
Income taxes payable	(10,010)	—
Accrued and other liabilities	1,018	1,143

Net cash provided by operating activities	6,869	36,281

Cash flows from investing activities
Purchases of property, plant, and equipment	(11,316)	(7,303)
Restricted cash on deposit	—	1,500

Net cash used in investing activities	(11,316)	(5,803)

Cash flows from financing activities
Payments on financial-institution debt	(28,000)	(58,900)
Borrowings on financial-institution debt	26,700	105,673
Payments on vendor-financed debt	(61)	(34)
Payment of debt-issuance costs	—	(1,104)
Issuance of stock, net of costs	—	56,337
Repurchase of stock	—	(304)
Payments of distributions	—	(132,782)
Other	76	—

Net cash used in financing activities	(1,285)	(31,114)

Effect of exchange rate changes on cash and cash equivalents	121	—

Decrease in cash and cash equivalents	(5,611)	(636)
Cash and cash equivalents, beginning of period	13,953	6,509

Cash and cash equivalents, end of period	$8,342	$5,873

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

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, luggage, travel, eyewear, and paper and gift accessories. The Company generates net revenues by selling products through two reportable segments: Indirect and Direct. The Indirect business consists of sales of Vera Bradley products to approximately 3,400 independent retailers, substantially all of which are located in the United States, as well as select national retailers and third-party e-commerce sites. The Direct business consists of sales of Vera Bradley products through the Company’s full-price, outlet, and Japanese pop-up stores, its websites, verabradley.com and verabradley.co.jp, and its annual outlet sale in Fort Wayne, Indiana. As of October 29, 2011, the Company operated 47 full-price stores and eight outlet stores.

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

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended October 29, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 29, 2011, and October 30, 2010, refer to the thirteen-week periods ended on those dates.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years beginning after December 15, 2011. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance requires additional disclosures, including disclosures related to the measurement of level 3 assets. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Numerator:
Net income	$12,962	$5,999	$37,819	$31,963

Denominator:
Weighted-average number of common shares (basic)	40,506,670	36,082,298	40,506,670	35,654,464
Dilutive effect of stock-based awards	33,759	131,063	31,352	44,692

Weighted-average number of common shares (diluted)	40,540,429	36,213,361	40,538,022	35,699,156

Earnings per share:
Basic	$0.32	$0.17	$0.93	$0.90

Diluted	$0.32	$0.17	$0.93	$0.90

3.	Fair Value of Financial Instruments

The carrying amounts reflected on the consolidated balance sheets for cash and cash equivalents, receivables, prepaid expenses and other current assets, and payables as of October 29, 2011, and January 29, 2011, approximated their fair values. The carrying value of our bank borrowings approximates fair value since it bears interest at variable rates. See Note 5—Long-Term Debt to Notes to the Consolidated Financial Statements for further information regarding the Company’s debt.

4.	Inventories

The components of inventories were as follows (in thousands):

	October 29, 2011	January 29, 2011
Raw materials	$14,084	$9,695
Work in process	753	829
Finished goods	96,262	86,193

Total inventories	$111,099	$96,717

5.	Long-Term Debt

Long-term debt consisted of the following as of October 29, 2011, and January 29, 2011 (in thousands):

	October 29, 2011	January 29, 2011
Amended and restated credit agreement	$65,450	$66,750
Vendor-financed debt	206	267

	65,656	67,017

Less: Current maturities	88	83

	$65,568	$66,934

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

At October 29, 2011, the interest rate on outstanding borrowings under the Company’s $125 million amended and restated credit agreement was 1.3%, and the Company had borrowing availability of $59.5 million under the agreement.

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

The effective tax rate for the thirteen weeks ended October 29, 2011, was 38.9%. The Company’s effective tax rate for the thirteen weeks ended October 29, 2011, was negatively impacted by the net operating loss incurred by the Company’s recently formed Japanese subsidiary, for which no tax benefit was recorded. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary increased the effective tax rate by 1.1% for the thirteen weeks ended October 29, 2011.

The effective tax rate for the thirty-nine weeks ended October 29, 2011, was 39.6%. The Company’s effective tax rate for the thirty-nine weeks ended October 29, 2011, was negatively impacted by the non-deductibility of expenses related to the April 2011 secondary offering and by the net operating loss incurred by the Company’s recently formed Japanese subsidiary, for which no tax benefit was recorded. The non-deductibility of the secondary offering expenses increased the effective tax rate by approximately 0.3% for the thirty-nine weeks ended October 29, 2011. The secondary offering expenses were recorded as a discrete event in the effective tax rate in the thirteen weeks ended April 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary increased the effective tax rate by 1.3% for the thirty-nine weeks ended October 29, 2011.

The following table provides a reconciliation of differences from the U.S. federal statutory rate of 35% on an actual and a pro-forma basis for the thirteen and thirty-nine weeks ended October 30, 2010:

	Thirteen Weeks Ended October 30, 2010		Thirty-Nine Weeks Ended October 30, 2010
($ in thousands)	Actual	Pro Forma	Actual	Pro Forma
“C” Corporation tax (benefit) expense
Federal taxes at 35% statutory rate	$(4,523)	$(271)	$(4,523)	$8,941
State and local income taxes	(576)	(35)	(576)	1,139
Nondeductible stock-based compensation	1,198	1,686	1,198	1,686
Impact of change in tax status	(2,758)	—	(2,758)	—
Other	(237)	(124)	(237)	119

Total “C” Corporation tax (benefit) expense	(6,896)	1,256	(6,896)	11,885
“S” Corporation tax expense	121	—	478	—

Total income tax (benefit) expense	$(6,775)	$1,256	$(6,418)	$11,885

For the thirteen weeks ended October 30, 2010, the Company recorded an income tax benefit of $6.8 million. The benefit was comprised of (1) the one-time deferred tax benefit of $2.8 million recognized upon the “S” Corporation termination and (2) a benefit of $4.1 million related to the activity for the period in which the Company was a “C” Corporation (October 3, 2010, through October 30, 2010) at an effective tax rate of 41.3%, offset in part by $0.1 million of state taxes related to taxing jurisdictions that did not recognize the Company’s previous “S” Corporation status. Included in this benefit is tax expense of $1.2 million related to permanently nondeductible stock-based compensation expense associated with restricted-stock awards that vested during the thirteen weeks ended October 30, 2010.

.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

7.	Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net income	$12,962	$5,999	$37,819	$31,963
Cumulative translation adjustment	47	—	121	—

Comprehensive income	$13,009	$5,999	$37,940	$31,963

8.	Stock-Based Compensation

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

Awards of Restricted Stock Units

During the thirteen weeks ended October 29, 2011, the Company granted a total of 841 restricted stock units to certain employees under the 2010 Equity and Incentive Plan. During the thirty-nine weeks ended October 29, 2011, the Company granted a total of 110,943 restricted stock units with an aggregate fair value of $4.6 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan. These restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over three years. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

The following table sets forth a summary of restricted stock unit activity for the period ended October 29, 2011:

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 29, 2011	54,225	$16.00
Granted	110,943	41.24
Vested	—	—
Forfeited	(10,170)	27.89

Nonvested units outstanding at October 29, 2011	154,998	$33.28

9.	Related-Party Transactions

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

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

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

The Indirect segment represents activity driven by revenues generated through the distribution of Company-branded products to approximately 3,400 independent retailers, substantially all of which are located in the United States. The Direct segment includes the Company’s full-price, outlet, and Japanese pop-up stores, e-commerce activity driven by the Company’s websites, and the annual outlet sale. Revenues generated through this segment are driven by the sale of Company-branded products from Vera Bradley to end customers.

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

The chief operating decision maker evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s reportable segments: Indirect and Direct (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Segment net revenues:
Indirect	$69,123	$59,754	$182,290	$161,286
Direct	52,026	31,841	144,038	95,386

Total	$121,149	$91,595	$326,328	$256,672

Segment operating income:
Indirect	$26,690	$23,624	$72,478	$67,843
Direct	13,490	8,968	38,895	28,012

Total	$40,180	$32,592	$111,373	$95,855

Reconciliation:
Segment operating income	$40,180	$32,592	$111,373	$95,855
Less:
Unallocated corporate expenses	(18,661)	(32,784)	(47,868)	(69,083)

Operating income	$21,519	$(192)	$63,505	$26,772

Sales outside of the United States were insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen and thirty-nine weeks ended October 29, 2011, and October 30, 2010. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, and our unaudited consolidated financial statements and the related notes included in Item 1. of this Quarterly Report.

Overview

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. Our products include a wide offering of handbags, accessories, luggage, travel, eyewear, and paper and gifts. Over our 29-year history, Vera Bradley has become a true lifestyle brand that appeals to a broad range of consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. We have positioned our brand to highlight the high quality, distinctive and vibrant styling, and functional design of our products. Frequent releases of new designs help keep the brand fresh and our customers continually engaged.

We generate revenues by selling products through two reportable segments: Indirect and Direct. As of October 29, 2011, our Indirect business consisted of sales of Vera Bradley products to approximately 3,400 independent retailers, substantially all of which are located in the United States, and to select national retailers and independent e-commerce sites. As of October 29, 2011, our Direct business consisted of sales of Vera Bradley products through our full-price, outlet, and Japanese pop-up stores, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. In the United States we operated 47 full-price and eight outlet stores as of October 29, 2011, compared to 34 full-price stores and four outlet stores as of October 30, 2010.

During the thirteen weeks ended October 29, 2011, we continued to experience strong demand for our brand across all of our sales channels, as reflected in our net revenue growth of 32.3%. In our Indirect segment, net revenues increased 15.7%, driven primarily by the strength of product offerings, improved productivity through our retail partners, and the sale of certain retired inventory. In our Direct segment, net revenues increased 63.4%, including an increase of $9.3 million in revenues related to the opening of new stores, a $9.9 million, or 55.1%, increase in e-commerce revenues, and a comparable-store sales increase of 7.4%. Additionally, we achieved operating income of $21.5 million for the thirteen weeks ended October 29, 2011, compared to an operating loss of $0.2 million in the thirteen weeks ended October 30, 2010. Operating income for the thirteen weeks ended October 30, 2010, included $15.7 million of stock-based compensation expense associated with vesting of restricted-stock awards upon our initial public offering.

During the thirty-nine weeks ended October 29, 2011, we remained focused on executing our growth strategies, which include growing in underpenetrated markets and expanding our store base and product offerings. In doing so, we opened 12 full-price stores and four outlet stores. We also introduced our brand in Japan through a combination of pop-up stores and the launch of a Japanese-language website. We believe the combination of our expanding product offerings and continued growth in underpenetrated markets will lead to meaningful growth opportunities throughout the remainder of fiscal 2012.

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

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses fall into three categories: (1) selling; (2) advertising, marketing, and product development; and (3) administrative. Selling expenses include Direct business expenses such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include compensation costs for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations. SG&A expenses increase as the number of stores increases, but not in the same proportion as the associated increase in revenues. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$121,149	$91,595	$326,328	$256,672
Cost of sales	55,471	39,921	144,578	109,362

Gross profit	65,678	51,674	181,750	147,310
Selling, general, and administrative expenses	45,365	53,239	124,474	125,824
Other income	1,206	1,373	6,229	5,286

Operating income (loss)	21,519	(192)	63,505	26,772
Interest expense, net	288	584	933	1,227

Income (loss) before income taxes	21,231	(776)	62,572	25,545
Income tax (benefit) expense	8,269	(6,775)	24,753	(6,418)

Net income	$12,962	$5,999	$37,819	$31,963

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.8%	43.6%	44.3%	42.6%

Gross profit	54.2%	56.4%	55.7%	57.4%
Selling, general, and administrative expenses	37.5%	58.1%	38.1%	49.0%
Other income	1.0%	1.5%	1.9%	2.1%

Operating income (loss)	17.8%	(0.2)%	19.5%	10.4%
Interest expense, net	0.2%	0.6%	0.3%	0.5%

Income (loss) before income taxes	17.5%	(0.8)%	19.2%	10.0%
Income tax (benefit) expense	6.8%	(7.4)%	7.6%	(2.5)%

Net income	10.7%	6.5%	11.6%	12.5%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues by Segment:
Indirect	$69,123	$59,754	$182,290	$161,286
Direct	52,026	31,841	144,038	95,386

Total	$121,149	$91,595	$326,328	$256,672

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Percentage of Net Revenues by Segment:
Indirect	57.1%	65.2%	55.9%	62.8%
Direct	42.9%	34.8%	44.1%	37.2%

Total	100.0%	100.0%	100.0%	100.0%

Store Data: (1)
Total stores open at end of period	55	38	55	38
Comparable-store sales increase (2)	7.4%	32.5%	12.0%	28.2%
Total gross square footage at end of period	111,235	72,863	111,235	72,863
Average net revenues per gross square foot (3)	$233	$175	$703	$528

(1)	Includes only our full-price and outlet stores.
(2)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended October 29, 2011, Compared to Thirteen Weeks Ended October 30, 2010

Net Revenues

For the thirteen weeks ended October 29, 2011, net revenues increased $29.5 million, or 32.3%, to $121.1 million, from $91.6 million in the comparable prior-year period.

Indirect. For the thirteen weeks ended October 29, 2011, net revenues in the Indirect segment increased $9.3 million, or 15.7%, to $69.1 million, from $59.8 million in the comparable prior-year period, due to increased sales volume to our Indirect retailers, driven by the strength of product offerings, improved productivity through our retail partners, and the sale of certain retired inventory.

Direct. For the thirteen weeks ended October 29, 2011, net revenues in the Direct segment increased $20.2 million, or 63.4%, to $52.0 million, from $31.8 million in the comparable prior-year period. This growth resulted from a $9.3 million increase in revenues related to the opening of new stores, a $9.9 million increase in e-commerce revenues due primarily to greater traffic resulting from marketing initiatives, and a comparable-store sales increase of $1.0 million, or 7.4%. The aggregate number of our full-price and outlet stores grew from 38 at October 30, 2010, to 55 at October 29, 2011.

Gross Profit

For the thirteen weeks ended October 29, 2011, gross profit increased $14.0 million, or 27.1%, to $65.7 million, from $51.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 54.2% for the thirteen weeks ended October 29, 2011, from 56.4% in the comparable prior-year period. The decrease in gross margin was due primarily to ongoing efforts to better manage inventory growth to more closely match sales growth. This included lower inventory receipts during the fiscal quarter resulting in supply chain cost absorption not fully aligned with lower inventory levels. In addition, the Company sold higher levels of certain retired inventory. These efforts closely aligned inventory growth with sales growth in the thirteen weeks ended October 29, 2011, which is sooner than we had planned.

Selling, General, and Administrative Expenses

For the thirteen weeks ended October 29, 2011, SG&A expenses decreased $7.9 million, or 14.8%, to $45.3 million, from $53.2 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 37.5% and 58.1% for the fiscal quarters ended October 29, 2011, and October 30, 2010, respectively.

For the thirteen weeks ended October 29, 2011, selling expenses increased $5.9 million, or 29.6%, to $26.1 million, from $20.2 million in the comparable prior-year period. As a percentage of net revenues, selling expenses were 21.6% and 22.0% for the fiscal quarters ended October 29, 2011, and October 30, 2010, respectively. The decrease as a percentage of net revenues in selling expenses was due primarily to leveraged fixed costs offset by costs associated with our market entry into Japan.

For the thirteen weeks ended October 29, 2011, advertising, marketing, and product development expenses increased $0.7 million, or 9.9%, to $7.6 million, from $6.9 million in the comparable prior-year period. As a percentage of net revenues, advertising, marketing, and product development expenses were 6.3% and 7.6% for the fiscal quarters ended October 29, 2011, and October 30, 2010, respectively. The decrease as a percentage of net revenues in these expenses resulted primarily from a decrease in the number of direct mailers we distributed on behalf of our independent retailers, offset in part by an increase in marketing promotional costs.

For the thirteen weeks ended October 29, 2011, administrative expenses decreased $14.5 million, or 55.6%, to $11.6 million, from $26.1 million in the comparable prior-year period. As a percentage of net revenues, administrative expenses were 9.6% and 28.5% for the fiscal quarters ended October 29, 2011, and October 30, 2010, respectively. The decrease as a percentage of net revenues, in administrative expenses was due primarily to the $15.7 million of stock-based compensation expense associated with vesting of restricted-stock awards upon our initial public offering in the prior-year. In addition, administrative expenses declined as a percentage of net revenues due to a decline in professional fees related in part to our transition from a private to a public company in the prior-year.

Other Income

For the thirteen weeks ended October 29, 2011, other income decreased $0.2 million, or 12.2%, to $1.2 million, from $1.4 million in the comparable prior-year period, due to a decline in reimbursement of our advertising expenses by our independent retailers.

Operating Income

For the thirteen weeks ended October 29, 2011, operating income increased $21.7 million, to $21.5 million, from an operating loss of $0.2 million in the comparable prior-year period. As a percentage of net revenues, operating income was 17.8% and (0.2)% for the thirteen weeks ended October 29, 2011, and October 30, 2010, respectively. This increase as a percentage of net revenues was primarily due to the previously discussed $15.7 million of stock-based compensation expense associated with vesting of restricted-stock awards upon our initial public offering in the prior-year period, and sales-driven leverage of SG&A in the current period, offset in part in the current period by the decline in gross margin and the costs associated with our market entry into Japan, as previously discussed ($ in thousands):

	Thirteen Weeks Ended		$ Change	% Change
	October 29, 2011	October 30, 2010
Operating Income
Indirect	$26,690	$23,624	$3,066	13.0%
Direct	13,490	8,968	4,522	50.4%

Subtotal	$40,180	$32,592	$7,588	23.3%

Less:
Corporate unallocated	(18,661)	(32,784)	14,123	43.1%

Operating income	$21,519	$(192)	$21,711

Indirect. For the thirteen weeks ended October 29, 2011, operating income in the Indirect segment increased $3.1 million, or 13.0%. This increase resulted primarily from an increase in revenue and sales-driven leverage of SG&A, offset in part by a decline in gross margin as previously discussed.

Direct. For the thirteen weeks ended October 29, 2011, operating income in the Direct segment increased $4.5 million, or 50.4%, due to an increase in revenue and sales-driven leverage of SG&A, offset in part by our market entry into Japan.

Corporate Unallocated. For the thirteen weeks ended October 29, 2011, unallocated expenses decreased $14.1 million, or 43.1%, primarily as a result of stock-based compensation expense associated with vesting of restricted-stock awards upon our initial public offering in the prior-year period, offset in part by higher corporate personnel and advertising and marketing costs.

Interest Expense, Net

For the thirteen weeks ended October 29, 2011, net interest expense decreased $0.3 million, or 50.6%, to $0.3 million, from $0.6 million in the comparable prior-year period. The decrease of $0.3 million was due primarily to a write off in the same period of the prior-year of $0.2 million of unamortized debt-issuance costs in connection with the amendment and restatement of the credit agreement. The remaining $0.1 million was attributable to lower average borrowing rates in the thirteen weeks ended October 29, 2011.

Income Tax Expense

The effective tax rate for the thirteen weeks ended October 29, 2011, was 38.9%. The Company’s effective tax rate for the thirteen weeks ended October 29, 2011, was negatively impacted by the net operating loss incurred by the Company’s recently formed Japanese subsidiary, for which no tax benefit was recorded. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary increased the effective tax rate by 1.1% for the thirteen weeks ended October 29, 2011.

Thirty-Nine Weeks Ended October 29, 2011, Compared to Thirty-Nine Weeks Ended October 30, 2010

Net Revenues

For the thirty-nine weeks ended October 29, 2011, net revenues increased $69.7 million, or 27.1%, to $326.3 million, from $256.7 million in the comparable prior-year period.

Indirect. For the thirty-nine weeks ended October 29, 2011, net revenues in the Indirect segment increased $21.0 million, or 13.0%, to $182.3 million, from $161.3 million in the comparable prior-year period, due to increased sales volume to our Indirect retailers, driven by strong demand for our winter product assortment and strong sales of carryover patterns from prior releases.

Direct. For the thirty-nine weeks ended October 29, 2011, net revenues in the Direct segment increased $48.7 million, or 51.0%, to $144.0 million, from $95.4 million in the comparable prior-year period. This growth resulted from a $25.2 million increase in revenues related to the opening of new stores, a $19.5 million increase in e-commerce revenues due primarily to greater traffic resulting from marketing initiatives, and a comparable-store sales increase of $4.1 million, or 12.0%, offset in part by a decrease of $0.3 million in outlet-sale revenues. The aggregate number of our full-price and outlet stores grew from 38 at October 30, 2010, to 55 at October 29, 2011.

Gross Profit

For the thirty-nine weeks ended October 29, 2011, gross profit increased $34.5 million, or 23.4%, to $181.8 million, from $147.3 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.7% for the thirty-nine weeks ended October 29, 2011, from 57.4% in the comparable prior-year period. The decrease in gross margin was due primarily to higher input costs and to ongoing efforts to better manage inventory growth to more closely match sales growth. This included lower inventory receipts during the fiscal quarter resulting in supply chain cost absorption not fully aligned with lower inventory levels. In addition, the Company sold higher levels of certain retired inventory in the thirteen weeks ended October 29, 2011. These efforts closely aligned inventory growth with sales growth sooner than we had planned.

Selling, General, and Administrative Expenses

For the thirty-nine weeks ended October 29, 2011, SG&A expenses decreased $1.4 million, or 1.1%, to $124.4 million, from $125.8 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 38.1% and 49.0% for the fiscal quarters ended October 29, 2011, and October 30, 2010, respectively.

For the thirty-nine weeks ended October 29, 2011, selling expenses increased $18.1 million, or 33.4%, to $72.4 million, from $54.3 million in the comparable prior-year period. As a percentage of net revenues, selling expenses were 22.2% and 21.2% for the thirty- nine weeks ended October 29, 2011, and October 30, 2010, respectively. The increase as a percentage of net revenues in selling expenses was due primarily to costs associated with our market entry into Japan.

For the thirty-nine weeks ended October 29, 2011, advertising, marketing, and product development expenses decreased $0.2 million, or 0.8%, to $21.2 million, from $21.4 million in the comparable prior-year period. As a percentage of net revenues, advertising, marketing, and product development expenses were 6.5% and 8.3% for the thirty-nine weeks ended October 29, 2011, and October 30, 2010, respectively. The decrease as a percentage of net revenues in these expenses resulted primarily from a decline in the number of direct mailers we distributed on behalf of our independent retailers, offset in part by increased marketing promotional costs.

For the thirty-nine weeks ended October 29, 2011, administrative expenses decreased $19.3 million, or 38.5%, to $30.8 million, from $50.1 million in the comparable prior-year period. As a percentage of net revenues, administrative expenses were 9.5% and 19.5% for the thirty-nine weeks ended October 29, 2011, and October 30, 2010, respectively. The decrease as a percentage of net revenues in administrative expenses was due primarily to $15.8 million of stock-based compensation expense associated with the vesting of restricted-stock awards in connection with the IPO as well as $6.1 million of expense associated with bonuses paid to recipients of the restricted-stock awards to satisfy a portion of the tax obligation associated with these awards in the prior-year period. In addition, administrative expenses declined as a percentage of net revenues due to a decline in professional fees related in part to our transition from a private to a public company in the prior-year.

Other Income

For the thirty-nine weeks ended October 29, 2011, other income increased $0.9 million, or 17.8%, to $6.2 million, from $5.3 million in the comparable prior-year period, due to increased reimbursement of our advertising expenses by our independent retailers.

Operating Income

For the thirty-nine weeks ended October 29, 2011, operating income increased $36.7 million, to $63.5 million, from $26.8 million in the comparable prior-year period. As a percentage of net revenues, operating income was 19.5% and 10.4% for the thirty-nine weeks ended October 29, 2011, and October 30, 2010, respectively. This increase as a percentage of net revenues was primarily due to the previously mentioned $15.8 million of stock-based compensation expense associated with the vesting of restricted-stock awards in connection with the IPO as well as $6.1 million of expense associated with bonuses paid to recipients of the restricted-stock awards to satisfy a portion of the tax obligation associated with these awards in the prior-year period and to sales-driven leverage of SG&A in the current period, offset in part by the decline in gross margin and the costs associated with our market entry into Japan, as previously discussed ($ in thousands):

	Thirty-Nine Weeks Ended		$ Change	% Change
	October 29, 2011	October 30, 2010
Operating Income
Indirect	$72,478	$67,843	$4,635	6.8%
Direct	38,895	28,012	10,883	38.9%

Subtotal	$111,373	$95,855	$15,518	16.2%
Less:
Corporate unallocated	(47,868)	(69,083)	21,215	30.7%

Operating income	$63,505	$26,772	$36,773

Indirect. For the thirty-nine weeks ended October 29, 2011, operating income in the Indirect segment increased $4.6 million, or 6.8%. This increase resulted primarily from an increase in revenue and sales-driven leverage of SG&A, offset in part by a decline in gross margin, as previously discussed.

Direct. For the thirty-nine weeks ended October 29, 2011, operating income in the Direct segment increased $10.9 million, or 38.9%, due to an increase in gross profit, offset in part by increased selling expenses related to store operational costs and costs associated with our market entry into Japan, as previously discussed.

Corporate Unallocated. For the thirty-nine weeks ended October 29, 2011, unallocated expenses decreased $21.2 million, or 30.7%, primarily as a result of stock-based compensation expense and bonuses paid to recipients of restricted-stock awards in the prior-year period.

Interest Expense, Net

For the thirty-nine weeks ended October 29, 2011, net interest expense decreased $0.3 million, or 24.0%, to $0.9 million, from $1.2 million in the comparable prior-year period. The decrease of $0.3 million was due primarily to a write off in the same period of the prior-year of $0.2 million of unamortized debt-issuance costs in connection with the amendment and restatement of the credit agreement. The remaining $0.1 million was attributable to lower average borrowing rates in the thirty-nine weeks ended October 29, 2011.

Income Tax Expense

The effective tax rate for the thirty-nine weeks ended October 29, 2011, was 39.6%. The Company’s effective tax rate for the thirty-nine weeks ended October 29, 2011 was negatively impacted by the non-deductibility of expenses related to the April 2011 secondary offering and by the net operating loss incurred by the Company’s recently formed Japanese subsidiary, for which no tax benefit was recorded. The non-deductibility of the secondary offering expenses increased the effective tax rate by approximately 0.3% for the thirty-nine weeks ended October 29, 2011. The secondary offering expenses were recorded as a discrete event in the effective tax rate in the thirteen weeks ended April 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary increased the effective tax rate by 1.3% for the thirty-nine weeks ended October 29, 2011.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Net cash provided by operating activities	$6,869	$36,281
Net cash used in investing activities	(11,316)	(5,803)
Net cash used in financing activities	(1,285)	(31,114)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash provided by operating activities was $6.9 million and $36.3 million for the thirty-nine weeks ended October 29, 2011, and October 30, 2010, respectively. The $29.4 million decrease in cash provided by operating activities was due primarily to a decrease of $22.6 million of current liabilities from timing of payments, including $10.0 million of income tax payments, and to a $6.8 million change in accounts receivable. This overall decrease in cash provided by operating activities was partially offset by an increase in net income of $5.9 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, operational equipment, and information technology investments.

Net cash used in investing activities was $11.3 million and $5.8 million for the thirty-nine weeks ended October 29, 2011, and October 30, 2010, respectively. The $5.5 million increase in capital expenditures was due primarily to increased investments in new stores, including the opening of 16 stores during the thirty-nine weeks ended October 29, 2011, compared to 11 stores during the thirty-nine weeks ended October 30, 2010, investments related to our market entry into Japan, and information technology investments.

Capital expenditures for fiscal 2012 are expected to be approximately $18.5 million, which includes approximately $4.5 million related to the distribution center expansion.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our credit agreement and, prior to our conversion to a “C” Corporation in October 2010, to fund tax distributions to our shareholders.

Net cash used in financing activities was $1.3 million for the thirty-nine weeks ended October 29, 2011, resulting primarily from $1.3 million of net payments under our amended and restated credit agreement.

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

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by Vera Bradley, Inc. and its subsidiaries (other than Vera Bradley Designs, Inc.). The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of October 29, 2011.

Borrowings under the credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At October 29, 2011, the interest rate on outstanding borrowings under the credit agreement was 1.30%. The Company had borrowing availability of $59.5 million under the agreement as of October 29, 2011.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 42 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. As discussed in Note 8 to the consolidated financial statements in this Quarterly Report, in March 2011, the Company granted restricted stock units with an aggregate fair value of $4.6 million to certain employees and non-employee directors. As a result of these awards, the Company’s accounting for stock-based compensation relating to equity awards granted subsequent to its initial public offering – that is, public-company equity and incentive grants – became a critical accounting policy. Previously, the Company’s accounting for stock-based compensation relating to equity awards granted prior to its initial public offering – that is, private-company equity and incentive grants – was a critical accounting policy. As of October 29, 2011, other than this change, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years beginning after December 15, 2011. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance requires additional disclosures, including disclosures related to the measurement of level 3 assets. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

As of October 29, 2011, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” on page 45 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2011.

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

ITEM	6. EXHIBITS

a.	Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended October 29, 2011 and October 30, 2010; (ii) Consolidated Balance Sheets at October 29, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2011 and October 30, 2010, and (iv) related notes, tagged as blocks of text. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: December 13, 2011	/s/ Jeffrey A. Blade
Jeffrey A. Blade
Executive Vice President – Chief Financial and Administrative Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Thirty-Nine weeks ended October 29, 2011 and October 30, 2010; (ii) Consolidated Balance Sheets at October 29, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2011 and October 30, 2010, and (iv) related notes, tagged as blocks of text. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.