Form 10-K
period 2012-01-28
Vera Bradley, Inc.
filed 2012-03-27
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to

Commission File Number: 001-34918

VERA BRADLEY, INC.

(Exact name of registrant as specified in its charter)

Indiana	27-2935063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2208 Production Road, Fort Wayne, Indiana	46808
(Address of principal executive offices)	(Zip Code)

(877) 708-8372

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of July 30, 2011 was $713,454,367.

The registrant had 40,506,720 shares of its common stock outstanding as of March 23, 2012.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Company

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish and highly functional accessories for women. Our products include a wide offering of handbags, accessories, and travel and leisure items. Over our 30-year history, Vera Bradley has become a true lifestyle brand that appeals to a broad range of consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. We have positioned our brand to highlight the high quality, distinctive and vibrant styling, and functional design of our products. Frequent releases of new designs help keep the brand fresh and our customers continually engaged.

We generate net revenues by selling products through two reportable segments: Direct and Indirect. As of January 28, 2012, our Direct segment consisted of sales of Vera Bradley products through our 48 full-price stores, our eight outlet stores in the United States, seven pop-up stores in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. As of January 28, 2012, our Indirect segment consisted of sales of Vera Bradley products to approximately 3,300 specialty retailers, substantially all of which are located in the United States, as well as select national retailers and third party e-commerce sites. For financial information about our reportable segments, refer to Note 15 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

Effective January 1, 2008, we changed our fiscal year to end on the Saturday closest to January 31. Our most recent fiscal years ended on January 28, 2012 (“fiscal 2012”), January 29, 2011 (“fiscal 2011”), and January 30, 2010 (“fiscal 2010”), and the current fiscal year will end on February 2, 2013 (“fiscal 2013”).

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

1982	–	Barbara Bradley Baekgaard and Patricia Miller launched Vera Bradley by introducing three products: the handbag, the sports bag, and the duffel bag.

1987	–	We relocated to our current headquarters in Fort Wayne, Indiana. Ernst & Young honored our Co-Founders with an “Entrepreneur of the Year” award.

1991	–	To accommodate the increasing number of attendees, we relocated our annual outlet sale from a tent in our parking lot to its present location at the Allen County War Memorial Coliseum in Fort Wayne, Indiana.

1998	–	We founded our primary philanthropy, the Vera Bradley Foundation for Breast Cancer.

1999	–	Our products were being sold in all 50 states through Indirect retailers.

2005	–	We launched the Vera Bradley Visual Merchandising Program, providing retailers a framework for presenting the brand and merchandising our products in a consistent manner. In addition, we launched a series of strategic initiatives to build a foundation for future growth.

2006	–	We launched our e-commerce business through our website, verabradley.com.

2007	–	We opened a state-of-the-art warehouse and distribution facility in Roanoke, Indiana. In mid-September, we also opened our first store at the Natick Collection, in greater Boston, and opened six additional stores later in the year.

2008	–	We transitioned from using an independent sales force to a sales force comprised entirely of in-house, full-time employees. We opened fourteen additional stores.

2009	–	We opened five additional stores, and in early November, we opened our first outlet store at Chicago Premium Outlets in Aurora, Illinois.

2010	–	We opened a design office in New York City as well as nine additional full-price stores and three additional outlet stores, and we completed our initial public offering.

2011	–	We entered the Japanese market, opened the Vera Bradley Design Center in Roanoke, Indiana, began the 200,000 square-foot expansion of the distribution facility in Roanoke, Indiana, launched our products in 65 Dillard’s locations, and opened thirteen additional full-price stores and four additional outlet stores.

The passion for design and customer service established by our founders has driven our growth over the past 30 years and remains the cornerstone of Vera Bradley today. As Chief Creative Officer, Ms. Bradley Baekgaard continues to play a role in the team responsible for our day-to-day creative functions, including product development and store design. As our National Spokesperson, Ms. Miller continues to play a role representing the brand at events, business and community functions, and philanthropic activities.

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

Merchandising Strategy. To appeal to a broader range of consumers, we developed a mix of pattern and product offerings specifically targeted at different consumer demographics, refined our product release strategy to significantly expand our product portfolio, and increased the number of new patterns released as well as the frequency of new product launches. In addition, we substantially enhanced our visual merchandising strategy, focusing on a consistent presentation of Vera Bradley as a lifestyle brand. In fiscal 2012, we established a dedicated merchant function and elevated the role of marketing to work more collaboratively with the design team to continue improving our process of bringing products to market.

Multi-Channel Distribution Capability. In 2006, we initiated a Direct channel strategy that was designed to expand our brand presence and broaden our consumer demographic while complementing the growing Indirect segment of our business. The first step in establishing the Direct segment of our business was selling directly to consumers through verabradley.com beginning in 2006. In September 2007, we opened our first full-price store. In fiscal 2012, we had more than 43 million visits to verabradley.com, and as of January 28, 2012, we operated 48 full-price stores and eight outlet stores, and entered the Japanese market.

Infrastructure Investment. Beginning in 2005, we made a series of investments to strengthen our supply chain capabilities, information systems, and product development processes, resulting in substantial cost savings and a more flexible and scalable operating structure. During this period, we shifted our production from a primarily domestic manufacturing model to a more cost-effective global sourcing platform. In 2007, we opened a state-of-the-art warehouse and distribution facility in Roanoke, Indiana, which will be expanded in fiscal 2013.

Our Brand

For over 30 years, we have created, developed, and solidified a true lifestyle brand that resonates with a broad range of female consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. Employees, family members, and friends are often depicted throughout our advertising in fun, friendly, and family-oriented settings, accentuating our brand image in an authentic manner. Our visual merchandising strategy, particularly in our full-price stores, seeks to create the feeling of home. We believe that our lifestyle brand is well positioned to extend into complementary product categories. The strength of our brand is demonstrated during our annual outlet sale in Fort Wayne, Indiana, a sales event that attracts tens of thousands of highly enthusiastic shoppers from across the country each year.

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

We also offer a broad assortment of products that meets our customers’ different functional needs, including: handbags such as purses, totes, and specialty bags; accessories such as wallets, ID cases, and eyewear; and travel and leisure items such as weekend bags, duffel bags, and garment bags. We believe this combination of patterns, styles, and products allows us to appeal to all age brackets, including teens, young women, mothers, and grandmothers. Although our customers represent a broad range of demographic segments, our market research has shown that they generally have a common attitude toward the brand: Vera Bradley is a colorful way of allowing them to express their individuality and sense of style.

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

Dynamic Multi-Channel Distribution Model. We offer our products through a diverse choice of shopping options across channels that are intimate, highly shop-able, fun, and characteristic of our brand. Whether they are at a Vera Bradley store, a specialty retail store, or verabradley.com, we believe consumers have an opportunity to find the brand in places that match their unique shopping interests. Our multi-channel distribution model enables us to maximize brand exposure and customer access to our products.

Established Network of Indirect Retailers. Our Indirect business consists of an established and diverse network of over 3,300 specialty retailers. This channel of gift, apparel and accessories, travel, and other specialty retailers, located throughout the United States, provides a strong foundation for our growth. Our Indirect retailers include some of the brand’s strongest advocates, and their passion has been instrumental in the development of our brand.

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

Growth Strategies

We believe there are significant opportunities to expand our business and increase our net revenues and net income through the execution of the following growth strategies:

Grow in Underpenetrated Markets. Our historic growth focused primarily on the eastern United States, and accordingly, the Vera Bradley brand is most recognized in that region. In recent years, we have successfully expanded our Direct and Indirect channels in key developing markets, including in the Midwest and Southwest. In addition, in fiscal 2012 we expanded internationally by entering the Japanese market. We believe the success of our expansion efforts is a testament to the strength and portability of our brand and the power of our multi-channel distribution capabilities. We intend to utilize these strengths to further penetrate our existing markets and successfully expand our business into other foreign markets and relatively underpenetrated U.S. markets.

Expand Our U.S. Store Base. We plan to expand our retail presence in the United States by opening new stores. We believe that the market in the United States can support at least 300 Vera Bradley full-price stores. We plan to open 14 to 20 new stores annually during each of the next five fiscal years.

Drive Comparable-Store Sales and Our E-Commerce Business. We have several ongoing initiatives to drive comparable-store sales growth, including focusing on store-level merchandising programs and enhancing in-store customer service and selling capabilities. As a key element of our Direct channel strategy, we intend to grow our e-commerce business through focused marketing efforts, online merchandising initiatives, and social networking sites such as Facebook and Twitter. We believe our retail and e-commerce businesses are complementary and facilitate frequent contact with our customers.

Expand Our Product Offerings. We design products to “accessorize a woman’s life” and believe this core competence serves as a platform for growth within and beyond our current product lines. We have expanded our product offerings to include new line extensions, such as focused gift and special occasion offerings, and brand extensions, such as our paper and stationery collection. We believe that opportunities exist to “accessorize a woman’s life” through complementary product collections that fit within our positioning as a lifestyle brand.

Our Product Release Strategy

We introduce new patterns seasonally. Within each season, we generally introduce three to five patterns. These patterns are incorporated into the designs of a wide range of products, including handbags, accessories, and travel and leisure items, that are part of the core seasonal release. These product assortments each season, can be classic styles, updates to older designs, or new product introductions.

After each seasonal launch, we release additional new collections. These collections often utilize or are inspired by that season’s patterns (e.g., the paper and gift collection in a new pattern), but a few of our releases are separate from the Signature Collection (e.g., the Vera Vera collection in solid colors).

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

Our Products

The following chart presents net revenues generated by each of our three product categories and other revenues as a percentage of our total net revenues for fiscal 2012, 2011, and 2010:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Handbags	43.1%	49.2%	52.4%
Accessories	32.2%	31.9%	31.7%
Travel and Leisure Items	15.2%	12.7%	11.1%
Other (1)	9.5%	6.2%	4.8%

Total (2)	100.0%	100.0%	100.0%

(1)	Includes primarily merchandising, freight, promotional products, and licensing revenues.
(2)	Excludes net revenues generated by our annual outlet sale.

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

Travel and Leisure Items. Our travel and leisure product category includes duffel bags, garment bags, rolling luggage, and travel accessories, such as travel cosmetic cases. The first Vera Bradley product offering included duffel bags, which consistently have been a strong performer. We believe their popularity, as well as the appeal of our other travel and leisure items, results from our vibrant designs, functional styles, and lightweight fabrications.

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

We begin the development stage of our products in the Vera Bradley portfolio 12 – 18 months in advance of their release. The development of each new pattern includes the design of an overall print, a complementary fabric backing, and three sizes of coordinating trim materials. To seek fresh perspectives, we collaborate with independent designers to create unique patterns for each season. We oversee the development and exercise the final approval of all patterns and designs. Once developed, we generally copyright each pattern, including the print, fabric backing and coordinating trim. We believe that great design is not only central to our product development efforts, but also is a fundamental part of our brand development and growth strategies. In the past several years, we have made investments to evolve and integrate our product development expertise, including opening a design office in New York City, as well as opening a design center in Roanoke, Indiana that puts all individuals involved in the product design process in the same location.

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

Public Relations and Product Placement. Vera Bradley has received considerable exposure in the press, including in publications such as InStyle, O the Oprah Magazine, Good Housekeeping, Coastal Living, and The New York Times. In addition, we have expanded our marketing efforts to promote product placement in feature-length films and on prime-time television shows such as Desperate Housewives, Brothers and Sisters, Entourage, Modern Family, and New Girl.

Social Media and Online Marketing. In recent years, we have greatly increased traffic to verabradley.com and have increased awareness of our brand through online marketing and social networking sites. We have captured more than 1.2 million customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This captured information provides us with deeper insight into the products and categories that are in the highest demand, and allows us to better target our customers with appropriate messages. As of January 28, 2012, we had over 700,000 Facebook fans and a growing number of Twitter followers. We believe these media not only connect us with our fans, but also allow us to target them through cross-channel marketing.

Channels of Distribution

We distribute our products through our Direct and Indirect segments. This multi-channel distribution model not only enables us to have operational flexibility, but also maximizes the methods by which we can access potential customers.

Direct Segment

Full-Price Stores. We have developed a retail presence through our full-price stores, all located in the United States, which provides us with a format to showcase the image and products of Vera Bradley. As of January 28, 2012, we operated 48 full-price stores. Our full-price stores average approximately 1,800 square feet per store. Our stores are designed to create a feeling of home with a high standard of visual merchandising. The welcoming nature of our full-price stores provides our customers with a comfortable shopping experience in a setting that showcases our merchandise and conveys the Vera Bradley lifestyle. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.

E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire Vera Bradley collection. In fiscal 2010, we invested in upgrades to our website that enable us to provide customized shopping experiences tailored to each online shopper and allow better integration with third-party sites such as Facebook.com. We believe the enhanced functionality allows us to provide a superior experience to our e-commerce customers. In fiscal 2012, we had over 43 million visits to verabradley.com.

Outlet Stores. Our outlet stores are a vehicle for selling discontinued merchandise at discounted prices, while maintaining brand identity. We believe our outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers.

International. We launched a marketing campaign to connect with the Japanese consumer on April 18, 2011. This campaign included seven temporary pop-up stores in several department stores including Isetan Shinjuku and Marui Yurakucho located across Tokyo and Kyoto. The international channel includes the Japanese website verabradley.co.jp launched in fiscal 2012.

Annual Outlet Sale. For the last ten years, our annual outlet sale has been held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our discontinued merchandise at discounted prices in a brand-right fashion. We attracted more than 60,000 attendees to our 2011 annual outlet sale.

Indirect Segment

As of January 28, 2012, we had approximately 3,300 Indirect retailers, the majority of which were specialty retailers with whom we have had long-standing relationships. In fiscal 2012, 2011, and 2010, our Indirect channel generated net revenues of $235.6 million, $214.9 million, and $192.8 million, respectively, or, as a percentage of our total net revenues, 51.1%, 58.7%, and 66.7%, respectively. Indirect retailers are primarily gift, apparel and accessories, travel, or other specialty retailers. No single account represented more than 3.0% of total Indirect net revenues in fiscal 2012, with the top ten accounts representing in the aggregate less than 13.0% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years. In fiscal 2012, we launched our products in the department store channel.

Sales Force

We believe that having an in-house sales force results in more consistent brand presentation and messaging, enhanced support for our Indirect retailers, and a more predictable, scalable, and cost-efficient business model. As of January 28, 2012, our sales team consisted of 87 in-house, full-time sales consultants. The compensation structure for our sales consultants consists of a combination of fixed pay and sales-based incentives.

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

Our Stores

As of January 28, 2012, we operated 56 stores in 27 states throughout the United States, which includes 48 full-price stores. We believe there is a significant opportunity to grow our store base, as we believe the market in the

United States can support at least 300 Vera Bradley full-price stores. Based on the success of our existing outlet stores, the number of attractive outlet centers in the United States, and the growing popularity of outlet shopping, we believe the United States has capacity to support additional Vera Bradley outlet stores.

We opened thirteen full-price stores and four outlet stores in fiscal 2012. We plan to open 14 to 20 new stores annually during each of the next five fiscal years.

Store Location Selection Strategy

Our store location decisions are made case by case, depending on the combined retail strategy we have developed for the particular market. This includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe any market has been fully penetrated. We believe that expansion of our store base complements our Indirect segment by increasing brand awareness and reinforcing our brand image. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and desirable co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic. Our target full-price store size is approximately 1,800 square feet, but we are comfortable with spaces as small as 1,000 square feet or, depending on our market strategy and relevant economic factors, spaces as large as 2,800 square feet.

Store Locations

Our full-price stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-price and outlet stores we operated in each state as of January 28, 2012:

State	Total Number of Full-Price Stores	Total Number of Outlet Stores	State	Total Number of Full-Price Stores	Total Number of Outlet Stores
Alabama	1	—	Minnesota	1	—
California	4	—	Missouri	1	—
Colorado	1	—	New Jersey	2	—
Connecticut	1	—	New York	2	1
Delaware	1	—	North Carolina	1	—
Florida	2	2	Ohio	2	—
Georgia	1	—	Pennsylvania	1	1
Hawaii	1	—	Rhode Island	1	—
Illinois	4	1	Tennessee	1	—
Indiana	1	—	Texas	7	1
Kansas	1	—	Virginia	1	1
Maryland	2	—	Washington	1	—
Massachusetts	4	1	Wisconsin	1	—
Michigan	2	—

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

Manufacturing and Supply Chain Model

Our manufacturing and supply chain model is designed to maximize flexibility in order to meet shifting demands in the market. Our model utilizes offshore raw material suppliers and a blend of offshore and domestic manufacturing. We place a strong emphasis on continuous improvement and have employed lean manufacturing concepts. Our broad-based, multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.

Our sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain, with a focus on identifying appropriate countries and partners to manufacture our products. The sourcing team leverages its expertise in negotiation, relationship management, and change management to maintain a strong global supply chain.

We strive to maintain the appropriate balance of inventory to enable us to provide a high level of service to our customers, including prompt and accurate delivery of our products. We have an active sales and operations planning process that helps us balance the supply and demand issues that we encounter in our business, optimize our inventory levels, and anticipate inventory needs. We have also integrated our planning, forecasting, and segmentation processes under one function called Inventory Planning and Deployment. This integrated function along with the creation of a Merchant function, has allowed for further improvements to our inventory management processes.

The majority of our products are cotton-based. Our other products are made from specialty fabrics (including nylon and microfiber) and paper. We source our materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global supply chain and purchasing teams work together with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. In December 2008, we opened an office in Dongguan, China, which enables us to increase our control over the manufacturing and supply chain process and monitor compliance with our quality standards.

A significant majority of our finished goods products are manufactured externally overseas. These products are made by a variety of global manufacturers located primarily in China. We are not dependent upon any single manufacturer for our products. When determining the size of orders placed with our manufacturers, we take into account forward-looking demand, lead times for specific products, current inventory levels, and minimum order quantity requirements. Overseas production has resulted in substantial cost savings and a reduction of capital investment. With the oversight of our office in China and our independent contractors, we believe these financial benefits have been realized without sacrificing the level of quality inherent in our products or service to our customers.

The remainder of our products are manufactured in the United States to provide flexibility in our supply chain. This production, almost all of which is internal to Vera Bradley, enables us to manufacture a finished product in two weeks. This capability allows us to manufacture finished product to respond quickly to shifts in marketplace demand and changes in consumer preferences. In fiscal 2012, approximately 10% of our units were produced in our domestic manufacturing facility.

Distribution Center

In 2007, we consolidated our warehousing and shipping functions into one, 217,320 square-foot distribution center, located in Roanoke, Indiana. This highly automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantity necessary for a particular order. In addition, we employ a warehouse-control system that controls the flow of our products through 5,000 feet of automated conveyer. The facility’s advanced technology enables us to more accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time. During fiscal 2012, we began a 200,000 square-foot expansion of the distribution facility, which we expect to complete in fiscal 2013.

We strive to maintain the appropriate balance of inventory to enable us to provide a high level of service to our customers, including prompt and accurate delivery of our products. We have an active Inventory Planning and Deployment function that helps us balance the supply and demand issues that we encounter in our business, optimize our inventory levels, and anticipate inventory needs.

Our products are shipped primarily via FedEx and common carriers to our stores, our Indirect retailers, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our growing business, including business generated through our website.

Management Information Systems

We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, systems applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting, and management information for the product development, retail, sales, marketing, manufacturing, distribution, finance, and human resources functions of our business. We use several specialized systems, including MICROS-Retail, SAP, and SCALE, for our information technology requirements.

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

The market for handbags, in particular, is highly competitive. Our competitors include not only established companies that are expanding their production and marketing of handbags, but also frequent new entrants to the market. We directly compete with wholesalers and direct sellers of branded handbags and accessories, such as Coach, Nine West, Liz Claiborne, Dooney & Bourke, and Michael Kors.

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

Copyrights and Trademarks

The development of each new pattern includes the design of an overall print, a complementary fabric backing, and coordinating trim materials. Once developed, we generally copyright each pattern, including the print, fabric backing, and coordinating trim. We currently have in excess of 400 copyrights.

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

Employees

As of January 28, 2012, we had 2,078 employees. Of the total, 1,046 were engaged in retail selling positions, 327 were engaged in manufacturing functions, 32 were engaged in product design, and 460 were engaged in corporate support and administrative functions. The remaining employees were engaged in other aspects of our business. None of our employees is represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage.

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

We are subject to federal, state, local, and foreign laws and regulations governing environmental matters, including the handling, transportation, and disposal of our products and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for corrective action, penalties, or the imposition of other liabilities. Compliance with environmental laws and regulations has not had a material effect upon our earnings or financial position. If we violate any laws or regulations, however, it could have a material adverse effect on our business or financial performance.

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

Our performance depends largely on the efforts and abilities of our senior management and product development teams. These executives and design associates have substantial experience in our business and have made significant contributions to our growth and success. We do not have employment agreements with any of our key executives or design associates. The unexpected loss of services of certain of these individuals could have adverse impacts on our business and results of operations. As our business grows and we open new stores, we will need to attract and retain additional qualified employees and develop, train, and manage an increasing number of management-level, sales, and other employees. Competition for qualified employees is intense. We cannot assure you that we will be able to attract and retain employees as needed in the future.

Our business depends on a strong brand. If we are unable to maintain and enhance our brand, then we may be unable to sell our products, which could adversely impact our results of operations.

We believe that the brand image that we have developed has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Vera Bradley brand is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as product design, store operations, and community relations. These investments might not succeed. If we are unable to maintain or enhance our brand image, our results of operations could be adversely impacted.

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

We are continuing to invest in our specialty retailers to support them in growing along with Vera Bradley. This channel will continue to evolve over time as we balance the channel dynamics between the specialty retailer, our Direct stores, and e-commerce.

Additionally, our current growth strategy includes plans to expand internationally. We currently plan to open additional “shop-in-shop” stores within Japanese department stores. We do not yet have significant experience operating in Japan, and we face established competitors. Furthermore, Japan has different operational characteristics, including but not limited to employment and labor, transportation, logistics, real estate, and local reporting or legal requirements. In addition, consumer demand and behavior, as well as tastes and purchasing trends may differ in Japan, and as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. If our international expansion plans are unsuccessful, our financial results could be adversely affected.

We may not be able to successfully open and operate new stores as planned, which could adversely impact our results of operations.

Our continued growth will depend on our ability to successfully open and operate new stores. We plan to open 14 to 20 new stores during each of the next five fiscal years. Our ability to successfully open and operate new stores depends on many factors, including our ability to:

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

Our warehouse and distribution operations are currently concentrated in a single, company-owned distribution center in Fort Wayne, Indiana. Any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventory and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, our growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

The cost of raw materials could increase our cost of sales and cause our results of operations to suffer.

Fluctuations in the price, availability, and quality of fabrics or other raw materials used to manufacture our products, as well as the price for labor, marketing, and transportation, could have adverse impacts on our cost of sales and our ability to meet our customers’ demands. In particular, fluctuations in the price of cotton, our primary raw material, could have an adverse impact on our cost of sales. In addition, because a key component of our products is petroleum-based, the cost of oil affects the cost of our products. Upward movement in the price of oil in the global oil markets would also likely result in rising fuel and freight prices, which could increase our shipping costs. In the future, we may not be able to pass all or a portion of higher costs on to our customers.

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

Our results of operations are subject to quarterly fluctuations, which could adversely affect the market price of our common stock.

Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things:

•	the timing of new store openings;

•	net revenues and profits contributed by new stores;

•	increases or decreases in comparable-store sales;

•	shifts in the timing of holidays, particularly in the United States and China;

•	changes in our merchandise mix;

•	timing of sales to Indirect retailers; and

•	the timing of new pattern releases and new product introductions.

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

Our business relies on cash provided by operating activities as our primary source of liquidity. To support our growing business and execute our growth strategies, we will need significant amounts of cash from that source, including funds to pay our lease obligations, build out new store space, purchase inventory, pay personnel, invest further in our infrastructure and facilities, and pay for the costs associated with operating as a public company. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us from our existing revolving credit facility, we will need to seek additional capital, through debt or equity financings, to fund our growth. If new sources of financing are required, but are insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

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

Upon the completion of the Reorganization in fiscal 2011, our “S” Corporation status terminated automatically and we became subject to increased federal and state income taxes. If the unaudited, open tax years in which we were an “S” Corporation are audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our “S” Corporation status, we will be obligated to pay back taxes, interest, and penalties, and we do not have the right to reclaim tax distributions we have made to our shareholders during those periods. These amounts could include taxes on all of our taxable income while we were an “S” Corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results and stock price.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which includes reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, many tax years are subject to audit by various taxing jurisdictions. Further, possible changes in federal, state, local, and non-U.S. tax laws bearing upon our revenues, income, property, or other aspects of our operations or business would, if enacted, affect our results of operations in ways and to a degree that we cannot currently predict.

Additional indebtedness incurred in connection with the Reorganization may decrease business flexibility and increase borrowing costs.

On October 4, 2010, we entered into an amended and restated credit agreement that increased our available credit from $75 million to $125 million. Also in October 2010, in connection with the Reorganization, we increased the outstanding borrowings under our amended and restated credit agreement to fund a final “S” Corporation distribution to our then-shareholders. As of January 28, 2012, we had outstanding borrowings of $25.0 million under our amended and restated credit agreement, compared to $66.8 million outstanding under our former credit facility as of January 29, 2011. Our indebtedness could have the effect, among other things, of:

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

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, custom and duty claims, commercial disputes, intellectual property issues, product-oriented allegations, and slip and fall claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims against us could result in unexpected expenses and liability, as well as materially adversely affect our operations and our reputation.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell shares at or above the price at which you purchase them.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	actions by other shopping mall or lifestyle center tenants;

•	weather conditions, particularly during the holiday shopping period;

•	the financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;

•	the public’s response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;

•	the speculation about our business in the press or the investment community;

•	future sales of our common stock by our significant shareholders, officers and directors;

•	our entry into new markets;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	changes in accounting principles.

These and other factors may result in a lower market price of our common stock, regardless of our actual operating performance. As a result, our common stock may trade at prices significantly below the offering price.

In addition, the stock markets, including The Nasdaq Global Select Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Because a limited number of shareholders control a large percentage of the voting power of our common stock, investors may have limited ability to determine the outcome of shareholder votes.

Barbara Bradley Baekgaard, Patricia R. Miller and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 39.7% of our outstanding shares of common stock. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation and significant corporate transactions. This concentrated ownership of outstanding common stock may limit your ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.

Our actual operating results may differ significantly from our guidance.

From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release these data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Anti-takeover provisions in our organizational documents and Indiana law may discourage or prevent a change in control, even if a sale of the company would be beneficial to our shareholders, which could cause our stock price to decline and prevent attempts by shareholders to replace or remove our current management.

Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, harm the market price of our common stock and diminish the voting and other rights of the holders of our common stock. These provisions include:

•	dividing our board of directors into three classes serving staggered three-year terms;

•	authorizing our board of directors to issue preferred stock and additional shares of our common stock without shareholder approval;

•	prohibiting shareholder action by written consent

•	prohibiting our shareholders from calling a special meeting of shareholders;

•	prohibiting our shareholders from amending our amended and restated bylaws; and

•	requiring advance notice for raising business matters or nominating directors at shareholders’ meetings.

As permitted by our second amended and restated articles of incorporation and amended and restated bylaws, our board of directors also has the ability, should they so determine, to adopt a shareholder rights agreement, sometimes called a “poison pill,” providing for the issuance of a new series of preferred stock to holders of common stock. In the event of a takeover attempt, this preferred stock would give rights to holders of common stock (other than the potential acquirer) to buy additional shares of common stock at a discount, leading to the dilution of the potential acquirer’s stake. The adoption of a poison pill, or the board’s ability to do so, can have negative effects such as those described above.

As an Indiana corporation, we are governed by the Indiana Business Corporation Law (as amended from time to time, the “IBCL”). Under specified circumstances, certain provisions of the IBCL related to control share acquisitions, business combinations and constituent interests may delay, prevent or make more difficult unsolicited acquisitions or changes of control of us. These provisions also may have the effect of preventing changes in our management. It is possible that these provisions could make it more difficult to accomplish transactions that shareholders might deem to be in their best interest.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth the location, use, and size of our manufacturing, distribution, and corporate facilities as of January 28, 2012. The leases on the leased properties expire at various times through 2015, subject to renewal options.

Location	Primary Use	Square Footage	Leased /Owned
Fort Wayne, Indiana	Corporate headquarters	27,287	Leased	*
Roanoke, Indiana	Design center and showroom	39,247	Leased	**
Roanoke, Indiana	Warehouse and distribution	217,320	Owned	***
Fort Wayne, Indiana	Support staff	66,886	Leased
Fort Wayne, Indiana	Sewing and quilting	125,356	Leased
New York, New York	Product design and showroom	2,505	Leased
Dongguan City, China	China office	6,962	Leased
Atlanta, Georgia	Showroom	5,172	Leased
Dallas, Texas	Showroom	1,782	Leased

*	This property is owned by Milburn, LLC, a leasing company in which Barbara Bradley Baekgaard owns a 50% interest and Patricia R. Miller and P. Michael Miller each own a 25% interest. See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for additional information regarding this property.
**	In March 2011, we entered into a lease with Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for additional information regarding this property.
***	The 200,000 square-foot expansion of the distribution facility will be complete in fiscal 2013.

As of January 28, 2012, we also leased 62 store locations in the United States, including six store locations opened or to be opened in fiscal 2013. See “Business – Our Stores – Store Locations” for more information regarding the locations of our open stores as of January 28, 2012.

We consider these properties to be in good condition generally and believe that our facilities, including the above-mentioned property under negotiation, are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

The properties in the above table are used by both the Direct segment and Indirect segment, excluding the two showrooms which are used exclusively by the Indirect segment.

Item 3.	Legal Proceedings

We may be involved form time to time, as a plaintiff or a defendant, in various routine legal proceedings incident to the ordinary course of our business. In the ordinary course, we are involved in the policing of our intellectual property rights. As part of our policing program, from time to time we file lawsuits in the United States and abroad, alleging acts of trademark counterfeiting, trademark infringement, trademark dilution, and ancillary and pendent state and foreign law claims. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise as affirmative defenses, or as counterclaims, the purported invalidity or unenforceability of our proprietary rights. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or financial condition.

Item 4.	Mine Safety Disclosure

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “VRA” since our initial public offering on October 21, 2010. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market, during each fiscal quarter since our initial public offering:

	High	Low
Fiscal 2012 Quarter ended:
January 28, 2012	$45.78	$28.43
October 29, 2011	45.91	24.83
July 30, 2011	52.36	35.66
April 30, 2011	49.75	32.30
Fiscal 2011 Quarter ended:
January 29, 2011	$41.01	$26.77
October 30, 2010 (commencing October 21, 2010)	29.74	22.00

As of March 16, 2012, we had approximately 31 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 28, 2012:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	160,463	—	5,915,538
Equity compensation plans not approved by security holders	—	—	—
Total	160,463	—	5,915,538

(1)	Approved before our initial public offering.

Stock Performance Graph

The graph set forth below compares the cumulative shareholder return on our common stock between October 21, 2010 (the date of our initial public offering), and January 28, 2012, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on October 21, 2010, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock on October 21, 2010, was the initial public offering price of $16.00 per share and that the initial prices of the S&P 500 Index and the S&P 500 Apparel, Accessories, and Luxury Goods Index on October 21, 2010, were the closing prices on the previous trading day.

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

Company/Market/Peer Group	10/21/2010	10/30/2010	1/29/2011	4/30/2011	7/30/2011	10/29/2011	1/28/2012
Vera Bradley, Inc.	$100.00	$170.94	$211.56	$304.00	$226.69	$278.75	$214.56
S&P 500 Index	$100.00	$100.46	$108.89	$116.89	$111.33	$111.34	$114.69
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$105.93	$110.58	$131.52	$143.75	$160.71	$157.90

Item 6.	Selected Financial Data

The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for each of the three fiscal years presented and the selected balance sheet data as of January 28, 2012, and January 29, 2011, are derived from our audited consolidated financial statements included in Item 8 of this report. The selected balance sheet data as of January 30, 2010, and January 31, 2009, and the selected income statement and balance sheet data as of and for the calendar year ended December 31, 2007, are derived from our audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)				Calendar Year Ended December 31, 2007
($ in thousands, except per share data and as otherwise indicated)	January 28, 2012	January 29, 2011 (2)	January 30, 2010	January 31, 2009
Consolidated Statement of Income Data:
Net revenues	$460,843	$366,057	$288,940	$238,577	$281,085
Cost of sales	203,220	156,910	137,803	115,473	133,522

Gross profit	257,623	209,147	151,137	123,104	147,563
Selling, general, and administrative expenses (2)	169,427	163,053	116,168	109,195	101,022
Other income	7,975	7,225	10,743	13,282	7,799

Operating income	96,171	53,319	45,712	27,191	54,340
Interest expense (income), net	1,147	1,625	1,604	2,511	2,924

Income before income taxes	95,024	51,694	44,108	24,680	51,416
Income tax expense (3)	37,103	5,496	889	1,009	1,185

Net income	$57,921	$46,198	$43,219	$23,671	$50,231

Basic weighted-average shares outstanding (4)	40,506,672	36,812,570	35,440,547	35,440,547	35,440,547
Diluted weighted-average shares outstanding (4)	40,542,302	36,850,915	35,440,547	35,440,547	35,440,547
Basic net income per share (4)	$1.43	$1.25	$1.22	$0.67	$1.42
Diluted net income per share (4)	1.43	1.25	1.22	0.67	1.42

Net Revenues by Segment:
Direct	$225,287	$151,118	$96,111	$71,123	$37,697
Indirect	235,556	214,939	192,829	167,454	243,388

Total	$460,843	$366,057	$288,940	$238,577	$281,085

Store Data (5):
Total stores open at end of year	56	39	27	21	7
Comparable-store sales increase (6)	10.9%	25.8%	36.4%	8.0%	—
Total gross square footage at end of year	113,504	74,426	50,506	39,285	11,927
Average net revenues per gross square foot (7)	$1,042	$851	$615	$578	$—

	As of
($ in thousands)	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	December 31, 2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,922	$13,953	$6,509	$776	$111
Working capital	106,234	91,919	61,238	62,498	15,774
Total assets	219,513	206,039	153,752	149,931	133,482
Long-term debt, including current portion	25,184	67,017	30,136	58,825	54,901
Shareholders’ equity	124,007	64,322	77,893	57,947	49,563

(1)	In January 2008, we changed our fiscal year end from December 31 to the Saturday closest to January 31. As a result of this change, fiscal 2009 included activity for more than 52 weeks. This was a one-time occurrence and did not have a material effect on our results of operations. The table below presents selected consolidated financial data as of and for the calendar months ended January 31, 2008, and January 31, 2007. The selected data as of and for the month ended January 31, 2008, are derived from our audited consolidated financial statements, and the selected data as of and for the month ended January 31, 2007, are derived from our unaudited consolidated financial statements.

	Calendar Month Ended
($ in thousands, except per share data)	January 31, 2008	January 31, 2007
		(unaudited)
Consolidated Statement of Income Data:
Net revenues	$39,621	$34,554
Net income	13,607	6,483
Net income per basic and diluted common share	0.38	0.18

Consolidated Balance Sheet Data:
Total assets	$152,420	$120,290
Long-term debt, including current portion	63,565	37,830

(2)	Selling, general, and administrative expenses for fiscal 2011 include $21.9 million of compensation expense related to restricted-stock awards. For additional information, see Note 10 to the Consolidated Financial Statements included in this report.
(3)	On October 3, 2010, we converted from an “S” Corporation to a “C” Corporation for income-tax purposes. For additional information, see Note 6 to the Consolidated Financial Statements included in this report.
(4)	On October 18, 2010, we effectuated a 35.437-for-1 stock split of all outstanding shares of our common stock. We have changed all historical share and per share information to reflect this stock split.
(5)	Includes full-price and outlet stores. Our first full-price store opened in mid-September 2007 and our first outlet store opened in November 2009.
(6)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(7)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish and highly functional accessories for women. Our products include a wide offering of handbags, accessories, and travel and leisure items. Over our 30-year history, Vera Bradley has become a true lifestyle brand that appeals to a broad range of consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. We have positioned our brand to highlight the high quality, distinctive and vibrant styling, and functional design of our products. Frequent releases of new designs help keep the brand fresh and our customers continually engaged.

We generate revenues by selling products through two reportable segments: Direct and Indirect. As of January 28, 2012, our Direct business consisted of sales of Vera Bradley products through our 48 full-price stores and eight outlet stores in the United States, seven temporary, pop-up stores in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. We began selling directly to consumers through verabradley.com in calendar year 2006, opened our first retail stores in calendar year 2007, and entered the Japanese market in calendar year 2011. As of January 28, 2012, our Indirect business consisted of sales of Vera Bradley products to approximately 3,300 specialty retailers, substantially all of which are located in the United States, as well as to select national retailers and independent e-commerce retailers.

In recent years, we have grown rapidly as a result of the successful implementation of strategic initiatives. These initiatives included enhancing our merchandising strategy, establishing a multi-channel distribution sales model, expanding our supply chain capabilities, product development processes, and information systems to improve operational flexibility and profitability.

In fiscal 2012, we continued to experience strong demand for our brand across all of our sales channels, as reflected in our net revenue growth of 26.0%. In our Direct segment, net revenues increased 49.1%, including an increase of $39.4 million in revenues related to the opening of new stores, a $28.6 million, or 35.3%, increase in e-commerce revenues, and a comparable-store sales increase of 10.9%. In our Indirect segment, net revenues increased 9.6%, driven primarily by the strength of product offerings, improved productivity through our retail partners, and the sale of certain retired inventory. Additionally, we achieved operating income of $96.2 million for the fiscal year ended January 28, 2012, compared to an operating income of $53.3 million in the fiscal year ended January 29, 2011. Operating income for fiscal 2011, included $21.9 million of compensation expense related to restricted-stock awards.

We remain focused on executing our growth strategies, which includes growing in underpenetrated markets and expanding our store base and product offering. We believe there is a significant opportunity to grow our store base, as we believe the market in the United States can support at least 300 Vera Bradley full-price stores. To that end, in fiscal 2012 we opened 13 full-price stores and four outlet stores and began retail operations in three new states. We partnered with Dillard’s to launch our products in 65 locations. We also introduced our brand in Japan through a combination of pop-up stores and the launch of a Japanese-language website. We also began an expansion of approximately 200,000 square-feet of our distribution facility in Roanoke, Indiana. We believe the combination of our expanding product offerings and continued growth in underpenetrated markets will lead to meaningful growth opportunities in the coming years.

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

Net Revenues

Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-price and outlet stores, pop-up stores in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to Indirect specialty retailers and department stores.

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

Gross profit can be impacted by changes in volume, operational efficiencies, such as leveraging of fixed costs, promotional activities, such as free shipping, commodity prices such as cotton, and fluctuations in pricing structures.

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

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses include selling; advertising, marketing, and product development; and administrative. Selling expenses include Direct business expenses such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include compensation costs for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations. SG&A expenses increase as the number of stores increases, but not in the same proportion as the associated increase in revenues.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the last three fiscal years, both in dollars and as a percentage of our net revenues:

	Fiscal Year Ended
($ in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Statement of Income Data:
Net revenues	$460,843	$366,057	$288,940
Cost of sales	203,220	156,910	137,803

Gross profit	257,623	209,147	151,137
Selling, general, and administrative expenses	169,427	163,053	116,168
Other income	7,975	7,225	10,743

Operating income	96,171	53,319	45,712
Interest expense, net	1,147	1,625	1,604

Income before income taxes	95,024	51,694	44,108
Income tax expense	37,103	5,496	889

Net income	$57,921	$46,198	$43,219

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	44.1%	42.9%	47.7%

Gross profit	55.9%	57.1%	52.3%
Selling, general, and administrative expenses	36.8%	44.5%	40.2%
Other income	1.7%	2.0%	3.7%

Operating income	20.9%	14.6%	15.8%
Interest expense, net	0.3%	0.4%	0.6%

Income before income taxes	20.6%	14.1%	15.3%
Income tax expense	8.1%	1.5%	0.3%

Net income	12.6%	12.6%	15.0%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-price store data for the last three fiscal years:

	Fiscal Year Ended
($ in thousands, except as otherwise indicated)	January 28, 2012	January 29, 2011	January 30, 2010
Net Revenues by Segment:
Direct	225,287	151,118	96,111
Indirect	$235,556	$214,939	$192,829

Total	$460,843	$366,057	$288,940

Percentage of Net Revenues by Segment:
Direct	48.9%	41.3%	33.3%
Indirect	51.1%	58.7%	66.7%

Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Store Data (1):
Total stores open at end of period	56	39	27
Comparable-store sales increase (2)	10.9%	25.8%	36.4%
Total gross square footage at end of period	113,504	74,426	50,506
Average net revenues per gross square foot (3)	$1,042	$851	$615

(1)	Includes only our full-price and outlet stores. Our first full-price store opened in mid-September 2007 and our first outlet store opened in November 2009.
(2)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

Fiscal 2012 Compared to Fiscal 2011

Net Revenues

For fiscal 2012, net revenues increased $94.8 million, or 26.0%, to $460.8 million, from $366.1 million for fiscal 2011, primarily due to increased volume.

Direct. For fiscal 2012, net revenues increased $74.2 million, or 49.1%, to $225.3 million, from $151.1 million for fiscal 2011. This growth resulted from a $28.6 million increase in e-commerce revenues due primarily to greater traffic resulting from marketing initiatives, a $39.4 million increase in non-comparable store sales, and a $6.2 million, or 10.9%, increase in comparable-store sales. The number of our stores grew from 39 at the end of fiscal 2011 to 56 at the end of fiscal 2012.

Indirect. For fiscal 2012, net revenues increased $20.6 million, or 9.6%, to $235.6 million, from $214.9 million for fiscal 2011, due to increased sales volume to our specialty retailers, driven by strong demand for carryover patterns, fall product assortment, and the launch of rolling luggage.

Gross Profit

For fiscal 2012, gross profit increased $48.5 million, or 23.2%, to $257.6 million, from $209.1 million for fiscal 2011. As a percentage of net revenues, gross profit decreased to 55.9% for fiscal 2012, from 57.1% for fiscal 2011. The decrease in gross margin was due primarily to higher cotton and labor costs and higher sales of certain retired inventory sold at lower than normal gross margins, partially offset by an overall revenue mix shift toward higher margin, retail-store sales and e-commerce.

Selling, General and Administrative Expenses (SG&A)

For fiscal 2012, SG&A expenses increased $6.3 million, or 3.9%, to $169.4 million, from $163.1 million for fiscal 2011. As a percentage of net revenues, SG&A expenses were 36.8% and 44.5% for fiscal 2012 and fiscal 2011, respectively. The decrease as a percentage of net revenues in SG&A expenses was due primarily to $21.9 million of compensation expense related to restricted-stock awards and a decline in professional fees related to our transition from a private to a public company both of which were included in fiscal 2011. In addition, SG&A expenses declined as a percentage of net revenues due to leverage of our relatively fixed cost structure of the Indirect segment, partially offset by our investment into the Japanese market.

Other Income

For fiscal 2012, other income increased $0.8 million, or 10.4%, to $8.0 million, from $7.2 million for fiscal 2011, due primarily to increased reimbursement of our advertising expenses by our specialty retailers. The increase was due in part to sales of tickets to our annual outlet sale and the gain on the sale of certain life insurance policies.

Operating Income

For fiscal 2012, operating income increased $42.9 million, or 80.4%, to $96.2 million, from $53.3 million for fiscal 2011. As a percentage of net revenues, operating income was 20.9% and 14.6% for fiscal 2012 and fiscal 2011, respectively. This increase as a percentage of net revenues was due primarily to the $21.9 million of compensation expense related to restricted-stock awards in the prior year. Excluding this compensation expense in the prior year, operating income as a percentage of sales increased due to sales-driven leverage of SG&A on our high growth of net revenues, partially offset by higher cotton and labor prices and our investment into the Japanese market (in thousands):

	Fiscal Year Ended
($ in millions)	January 28, 2012	January 29, 2011	$ Change	% Change
Operating Income:
Direct	$68,097	$46,443	$21,654	46.6%
Indirect	93,042	91,680	$1,362	1.5%

	161,139	138,123	23,016	16.7%
Less: Unallocated corporate expenses	(64,968)	(84,803)	19,835	23.4%

Operating income	$96,171	$53,320	$42,851	80.4%

Direct. For fiscal 2012, operating income increased $21.7 million, or 46.6%, due to an increase in gross profit, offset in part by increased selling expenses related to store operational costs and costs associated with our market entry into Japan.

Indirect. For fiscal 2012, operating income increased $1.4 million, or 1.5%, primarily from an increase in revenue and sales-driven leverage of SG&A, offset in part by a decline in gross margin, as previously discussed.

Corporate Unallocated. For fiscal 2012, unallocated expenses decreased $19.8 million, or 23.4%, primarily as a result of stock-based compensation expense and bonuses paid to recipients of restricted-stock awards in the prior-year period.

Interest Expense, Net

For the fiscal year ended January 28, 2012, net interest expense decreased $0.5 million, or 29.5%, to $1.1 million, from $1.6 million in the fiscal year ended January 29, 2011. The decrease of $0.5 million was due primarily to a write off in the same period of the prior-year of $0.2 million of unamortized debt-issuance costs in connection with the amendment and restatement of the credit agreement. The remaining $0.3 million was attributable to lower average borrowing rates in the fiscal year ended January 28, 2012.

Income Tax Expense

For fiscal 2012, we recorded income tax expense of $37.1 million at an effective tax rate of 39.0%, which is consistent with U.S. federal and state statutory rates. The change in our effective tax rate from fiscal 2011 reflects a more normalized rate due to being subject to corporate-level U.S. federal and state income taxes for the full fiscal year. The effective tax rate also reflects a loss for the Japanese operations for which a tax benefit was not recognized.

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

Other Income

For fiscal 2012, other income decreased $3.5 million, or 32.7%, to $7.2 million, from $10.7 million for fiscal 2010. This decrease was due to the above-discussed refinement of the marketing support for our Indirect retailers, which resulted in decreased reimbursement of our advertising expenses.

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

Operating income for our business segments is provided below.

	Fiscal Year Ended
($ in millions)	January 29, 2011	January 30, 2010	$ Change	% Change
Operating Income:
Direct	$46,443	$25,285	$21,158	83.7%
Indirect	91,680	72,649	19,031	26.2%

	138,123	97,934	40,189	41.0%
Less: Unallocated corporate expenses	(84,803)	(52,222)	(32,581)	62.4%

Operating income	$53,320	$45,712	$7,608	16.6%

Indirect For fiscal 2011, operating income increased $19.1 million, or 26.2%, primarily as a result of the previously discussed increase in gross profit. This increase was partially offset by increased selling expenses, as previously discussed.

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

Liquidity and Capital Resources

General

Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, debt repayments, operational equipment, and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially alter the nature and levels of our accounts receivable and inventories, or require materially increased borrowings under our amended and restated credit agreement, in the near term.

We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and debt payments for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net cash provided by operating activities	$51,516	$58,466	$66,006
Net cash used in investing activities	(18,836)	(9,865)	(5,844)
Net cash used in financing activities	(41,757)	(41,157)	(54,429)

Net Cash Provided by Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash provided by operating activities was $51.5 million for the fiscal year ended January 28, 2012 primarily driven by our net income in the current year. This is slightly down from $58.5 million for the fiscal year ended January 29, 2011, primarily due to additional income tax payments of $42.9 million in the current year because of the conversion from an “S” Corporation to a “C” Corporation in the prior year making us subject to corporate-level U.S. federal and state income taxes. In addition, cash flow decreased due to timing of payments to our vendors, which was more than offset by the improvements in our supply chain and inventory management processes which allowed inventory levels to grow much less than the prior year.

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

Net cash used in investing activities was $18.8 million in fiscal 2012, compared to $9.9 million in fiscal 2011. The $8.9 million increase in capital expenditures was driven primarily by the investments in new stores, including the opening of 17 stores during fiscal 2012, expansion of the distribution facility, and information technology investments.

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

Capital expenditures for fiscal 2013 are expected to be approximately $36.0 million, including the build-out of new stores and approximately $19.0 million of spending related to the distribution center expansion.

Net Cash Used in Financing Activities

Net cash used in financing activities was $41.8 million in fiscal 2012, resulting from the net payments under our amended and restated credit agreement.

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

Amended and Restated Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by the Company. The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of January 28, 2012.

Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At January 28, 2012, the weighted-average interest rate on the $25.0 million of outstanding borrowings under the credit agreement was 1.68%. The Company had borrowing availability of $100.0 million under the agreement as of January 28, 2012.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. As of January 28, 2012, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period (5)
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt to financial institutions (1)	$25,000	$—	$—	$25,000	$—
Debt to others (2)	184	89	87	8	—
Operating leases (3)	118,737	14,826	28,803	28,017	47,091
Purchase obligations (4)	41,985	41,967	18	—	—

Total	$185,906	$56,882	$28,908	$53,025	$47,091

(1)	As of January 28, 2012, we had $25.0 million principal amount due on October 3, 2015 under our amended and restated credit agreement. Estimated total interest and facility fee payments of $2.1 million, due through October 3, 2015, based on our outstanding borrowings and the interest rates in effect under our amended and restated credit agreement as of January 28, 2012, have been excluded.
(2)	We have entered into financing agreements with certain vendors. The amounts listed represent the outstanding balances under these agreements.
(3)	Our store leases generally have initial lease terms of 10 years and provide us with the option to renew the leases upon substantially the same terms and conditions as the original leases. Our future operating lease obligations would change if we were to exercise these options, or if we were to enter into new operating leases.
(4)	Purchase obligations consist primarily of inventory purchase orders and include the expansion of our distribution facility in Roanoke, Indiana.
(5)	In addition, due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at January 28, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.9 million of uncertain tax positions have been excluded from the contractual obligations table above.

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

We reserve for projected merchandise returns based on historical experience and other assumptions that we believe to be reasonable. Merchandise returns are often resalable merchandise and in the Direct business are refunded by issuing the same payment tender of the original purchase and in the Indirect business the customer is issued a credit to its account to apply to outstanding invoices. Merchandise exchanges of the same product at the same price are not considered merchandise returns. Product returns are often resalable through our annual outlet sale or other channels. Additionally, we reserve for other potential product credits and for customer shipments not yet received. The total reserve for returns, customer shipments not yet received, and general credits was $2.6 million and $1.7 million at January 28, 2012, and January 29, 2011, respectively. This represents a reduction to operating income of $1.8 million and $1.2 million, respectively.

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

Inventory adjustments of $3.3 million and $5.1 million were recorded for these matters as of January 28, 2012, and January 29, 2011, respectively. These adjustments related primarily to raw materials of discontinued patterns, as we have the ability to move discontinued finished goods through a number of channels, including the annual outlet sale, our website and outlet stores, and through liquidators as needed. The decrease in the valuation adjustments during fiscal 2012 resulted primarily from our expanding outlet store channel, which we launched in November 2009 which has enabled us to increase our use of raw materials of discontinued patterns as well as an improved cycle counting process resulting in less shrink.

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

Valuation of Long-lived Assets

Property, plant, and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05,

Comprehensive Income – Presentation of Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years beginning after December 15, 2011. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The guidance also previously required the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, this portion of the guidance has been deferred through an ASU issued in September 2011. Upon adoption, the Company will elect to present items of net income and other comprehensive income in one continuous statement, the statement of comprehensive income.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance requires additional disclosures, including disclosures related to the measurement of level 3 assets. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

From time to time, we utilize interest rate swaps to hedge our interest rate risk. We had no open derivative instruments at January 28, 2012.

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

Vera Bradley, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Vera Bradley, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vera Bradley, Inc. and its subsidiaries at January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

March 27, 2012

Vera Bradley, Inc.

Consolidated Balance Sheets

($ in thousands, except share data)

	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$4,922	$13,953
Accounts receivable, net	38,097	34,300
Inventories	106,967	96,717
Prepaid expenses and other current assets	8,343	6,754
Deferred income taxes	8,010	8,743

Total current assets	166,339	160,467
Property, plant, and equipment, net	52,312	42,984
Other assets	862	2,588

Total assets	$219,513	$206,039

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,276	$30,012
Accrued employment costs	15,738	17,892
Other accrued liabilities	15,297	10,551
Income taxes payable	1,705	10,010
Current portion of long-term debt	89	83

Total current liabilities	60,105	68,548
Long-term debt	25,095	66,934
Deferred income taxes	4,205	3,300
Other long-term liabilities	6,101	2,935

Total liabilities	95,506	141,717

Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock; without par value; 200,000,000 shares authorized, 40,506,720 and 40,506,670 shares issued and outstanding, respectively	—	—
Additional paid-in capital	73,590	71,923
Retained earnings (accumulated deficit)	50,320	(7,601)
Accumulated other comprehensive income	97	—

Total shareholders’ equity	124,007	64,322

Total liabilities and shareholders’ equity	$219,513	$206,039

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

($ in thousands, except share data)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net revenues	$460,843	$366,057	$288,940
Cost of sales	203,220	156,910	137,803

Gross profit	257,623	209,147	151,137
Selling, general, and administrative expenses	169,427	163,053	116,168
Other income	7,975	7,225	10,743

Operating income	96,171	53,319	45,712
Interest expense, net	1,147	1,625	1,604

Income before income taxes	95,024	51,694	44,108
Income tax expense	37,103	5,496	889

Net income	$57,921	$46,198	$43,219

Basic weighted-average shares outstanding	40,506,672	36,812,570	35,440,547
Diluted weighted-average shares outstanding	40,542,302	36,850,915	35,440,547
Basic net income per share	$1.43	$1.25	$1.22
Diluted net income per share	1.43	1.25	1.22
Basic distributions per share	—	3.58	0.66

Pro forma income information (Note 1):
Income before income taxes		$51,694	$44,108
Pro forma income tax expense (unaudited)		22,791	17,643

Pro forma net income (unaudited)		$28,903	$26,465

Basic weighted-average shares outstanding		36,812,570	35,440,547
Diluted weighted-average shares outstanding		36,850,915	35,440,547
Pro forma basic net income per share (unaudited)		$0.79	$0.75
Pro forma diluted net income per share (unaudited)		0.78	0.75

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data)

	Number of Shares
	Common Stock (Class A) Voting	Common Stock (Class B) Non-Voting	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
Balance at January 31, 2009	2,835	35,437,712	—	$1	$—	$57,946	$—	$57,947
Net income	—	—	—	—	—	43,219	—	43,219
Distributions of retained earnings	—	—	—	—	—	(23,273)	—	(23,273)

Balance at January 30, 2010	2,835	35,437,712	—	1	—	77,892	—	77,893
Net income	—	—	—	—	—	46,198	—	46,198
Distributions of retained earnings	—	—	—	—	—	(131,691)	—	(131,691)
Issuance of stock upon vesting of stock-based awards	—	28,881	1,066,123	—	—	—	—	—
Repurchase and retirement of stock	—	(28,881)	—	—	(304)	—	—	(304)
Reorganization (Note 1)	(2,835)	(35,437,712)	35,440,547	(1)	1	—	—	—
Issuance of stock in IPO, net of costs	—	—	4,000,000	—	56,337	—	—	56,337
Stock-based compensation	—	—	—	—	15,889	—	—	15,889

Balance at January 29, 2011	—	—	40,506,670	—	71,923	(7,601)	—	64,322
Net income	—	—	—	—	—	57,921	—	57,921
Recovery of short-swing profit	—	—	—	—	76	—	—	76
Translation adjustments	—	—	—	—	—	—	97	97
Shares issued for employee benefit plans	—	—	50	—	1	—	—	1
Stock-based compensation	—	—	—	—	1,590	—	—	1,590

Balance at January 28, 2012	—	—	40,506,720	$—	$73,590	$50,320	$97	$124,007

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Cash flows from operating activities
Net income	$57,921	$46,198	$43,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	9,457	8,411	10,666
Provision for doubtful accounts	553	256	858
Loss on disposal of property, plant, and equipment	51	278	1,462
Write-off of unamortized debt-issuance costs	—	227	—
Stock-based compensation	1,591	15,889	—
Deferred income taxes	1,638	(5,443)	—
Changes in assets and liabilities:
Accounts receivable	(4,350)	(3,543)	(1,230)
Inventories	(10,199)	(30,182)	(2,059)
Other assets	137	(393)	(1,806)
Accounts payable	(2,736)	10,791	3,150
Income taxes payable	(8,305)	10,010	—
Accrued and other liabilities	5,758	5,967	11,746

Net cash provided by operating activities	51,516	58,466	66,006

Cash flows from investing activities
Purchases of property, plant, and equipment	(18,836)	(11,365)	(5,844)
Restricted cash on deposit	—	1,500	—

Net cash used in investing activities	(18,836)	(9,865)	(5,844)

Cash flows from financing activities
Payments on financial-institution debt	(76,200)	(68,923)	(54,800)
Borrowings on financial-institution debt	34,450	105,673	30,300
Payments on vendor-financed debt	(83)	(54)	(237)
Payments on related-party debt	—	—	(3,488)
Payments on cash surrender value – life insurance	—	—	(600)
Payments of debt-issuance costs	—	(1,104)	—
Issuance of stock, net of costs	—	56,337	—
Repurchase of stock	—	(304)	—
Payments of distributions	—	(132,782)	(25,604)
Other	76	—	—

Net cash used in financing activities	(41,757)	(41,157)	(54,429)
Effect of exchange rate changes on cash and cash equivalents	46	—	—

Increase (decrease) in cash and cash equivalents	(9,031)	7,444	5,733
Cash and cash equivalents, beginning of period	13,953	6,509	776

Cash and cash equivalents, end of period	$4,922	$13,953	$6,509

Supplemental disclosure of cash-flow information
Income taxes paid	$43,850	$921	$412

Interest paid	$956	$1,117	$1,782

Supplemental disclosure of non-cash activity
Vendor-financed purchases of property, plant, and equipment	$—	$185	$136

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Company

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

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-price stores, outlet stores, verabradley.com, and an annual outlet sale in Fort Wayne, Indiana. As of January 28, 2012, the Company operated 48 full-price stores and eight outlet stores in the United States, seven pop-up stores in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. The Indirect business consists of sales of Vera Bradley products to approximately 3,300 specialty retailers, substantially all of which are located in the United States, as well as select national retailers and third-party e-commerce sites.

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

The unaudited pro forma income information gives effect to an adjustment for income tax expense as if the Company had been a “C” Corporation at the beginning of each period presented at an assumed combined federal, state, and local income tax rate of 41.7% for the period from January 31, 2010, through October 2, 2010, and 40% for the fiscal year ended January 30, 2010. These rates approximate the calculated effective tax rates for the periods presented.

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost and depreciated or amortized over the following estimated useful lives using the straight-line method:

Buildings and building improvements	39.5 years
Furniture and fixtures, and leasehold improvements	5 – 10 years
Computer equipment	3 years
Software	3 – 5 years
Production equipment	7 years
Vehicles	5 years

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

The Company capitalizes certain costs incurred in connection with acquiring, modifying, and installing internal-use software. Capitalized costs are included in property, plant, and equipment and are amortized over three to five years. Software costs that do not meet capitalization criteria are expensed as incurred.

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

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken	Balance at End of Year
Fiscal year ended January 28, 2012	$1,265	$20,804	$(20,262)	$1,807
Fiscal year ended January 29, 2011	891	14,343	(13,969)	1,265
Fiscal year ended January 30, 2010	528	10,530	(10,167)	891

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.6 million and $0.3 million at January 28, 2012, and January 29, 2011, respectively.

Cost of Sales

Cost of sales includes material and labor costs, freight, inventory shrinkage, operating lease costs, duty, and other operating expenses, including depreciation of the Company’s distribution center, warehouse and manufacturing facilities, and equipment. Costs and related expenses to manufacture and distribute the products are recorded as cost of sales when the related revenues are recognized.

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

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Total advertising expense was as follows (in thousands):

Fiscal year ended January 28, 2012	$20,154
Fiscal year ended January 29, 2011	20,149
Fiscal year ended January 30, 2010	23,004

Total recovery from Indirect retailers was as follows (in thousands):

Fiscal year ended January 28, 2012	$7,692
Fiscal year ended January 29, 2011	6,966
Fiscal year ended January 30, 2010	10,743

Debt-Issuance Costs

During the fiscal year ended January 29, 2011, in connection with the amendment and restatement of the credit agreement (see Note 5), the Company incurred debt-issuance costs of $1.1 million and wrote off, to interest expense, $0.2 million of unamortized debt-issuance costs relating to certain portions of the original credit agreement. The Company is amortizing the remaining debt-issuance costs to interest expense over the five-year term of the amended and restated credit agreement. Debt-issuance costs, net of accumulated amortization, totaled $0.9 million and $1.2 million at January 28, 2012, and January 29, 2011, respectively, and are included in other current assets and other assets on the Consolidated Balance Sheets. Amortization expense of $0.3 million, $0.3 million, and $0.3 million is included in interest expense in the Consolidated Statements of Income for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.

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

The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, debt, and payables as of January 28, 2012, and January 29, 2011, approximated their fair values.

Income Taxes

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05,

Comprehensive Income – Presentation of Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years beginning after December 15, 2011. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The guidance also previously required the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, this portion of the guidance has been deferred through an ASU issued in September 2011. Upon adoption, the Company will elect to present items of net income and other comprehensive income in one continuous statement, the statement of comprehensive income.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement – Amendments to Achieve Common Fair Value

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

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

3.	Inventories

The components of inventories were as follows (in thousands):

	January 28, 2012	January 29, 2011
Raw materials	$10,748	$9,695
Work in process	692	829
Finished goods	95,527	86,193

Total inventories	$106,967	$96,717

4.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	January 28, 2012	January 29, 2011
Land	$2,145	$2,145
Building and building improvements	16,182	16,182
Furniture, fixtures, leasehold improvements and computer equipment	56,510	43,665
Production equipment and vehicles	12,685	12,187
Construction in progress	6,662	1,613

	94,184	75,792
Less: Accumulated depreciation and amortization	(41,872)	(32,808)

Property, plant, and equipment, net	$52,312	$42,984

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

Depreciation and amortization expense associated with property, plant, and equipment (in thousands):

Fiscal year ended January 28, 2012	$9,457
Fiscal year ended January 29, 2011	8,411
Fiscal year ended January 30, 2010	10,666

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

5.	Debt

Long-term debt consisted of the following (in thousands):

	January 28, 2012	January 29, 2011
Financial-institution debt	$25,000	$66,750
Other borrowings	184	267

	25,184	67,017
Less: Current maturities	89	83

	$25,095	$66,934

Future principal payments during the next five years are as follows (in thousands and by fiscal year):

2013	$89
2014	57
2015	30
2016	25,008
2017	—
Thereafter	—

Total	$25,184

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by the Company. The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of January 28, 2012.

Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At January 28, 2012, the interest rate on the $25.0 million of outstanding borrowings under the credit agreement was 1.36%. The Company had borrowing availability of $100.0 million under the agreement as of January 28, 2012.

6.	Income Taxes

On October 3, 2010, as part of the Reorganization described in Note 1, the Company’s “S” Corporation status automatically terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

The components of income tax expense were as follows (in thousands):

	January 28, 2012	January 29, 2011
Current:
Federal	$31,437	$8,881
Foreign	38	—
State	3,990	2,058

	35,465	10,939
Deferred:
Federal	1,591	(4,497)
Foreign	—	—
State	47	(946)

	1,638	(5,443)

Total income tax expense	$37,103	$5,496

For the fiscal years ended January 30, 2010, the Company’s income tax expense of $0.9 million was comprised solely of current state taxes related to jurisdictions that did not recognize the Company’s previous “S” Corporation status.

A breakdown of the Company’s income before income taxes is as follows (in thousands):

	January 28, 2012	January 29, 2011
Domestic	$96,370	$51,578
Foreign	(1,346)	116

Total income before income taxes	$95,024	$51,694

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows for the fiscal year ended January 29, 2011 ( in thousands):

	January 28, 2012		January 29, 2011
Federal taxes at statutory rate	$33,258	35.0%	$18,093	35.0%
State and local income taxes, net of federal benefit	2,624	2.8	1,243	2.4
Impact of change in tax status	—	—	(1,760)	(3.4)
Tax effect of earnings not subject to federal inc. tax due to S-Corp status	—	—	(13,464)	(26.0)
Nondeductible stock-based compensation	—	—	1,198	2.3
Impact of foreign operations	(75)	(0.1)	—	—
Foreign valuation allowance	600	0.6	—	—
Valuation allowance on capital loss	194	0.2	—	—
Other	502	0.5	186	0.3

Total income tax expense	$37,103	39.0%	$5,496	10.6%

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

During fiscal year 2012, the Company began retail operations in Japan. During the first 12 months of operations, these retail activities incurred a loss. The Company has not recorded a tax benefit for this loss due to the uncertainty regarding the future realizability of the tax benefit of this loss. Accordingly, a valuation allowance of $0.6 million was recorded for the Japanese entity. If not used, this carryforward will expire in fiscal year 2019.

Prior to October 3, 2010, Vera Bradley Designs, Inc. was taxed as an “S” Corporation for federal income tax purposed under Section 1362 of the Internal Revenue Code, and therefore was not subject to federal and state income taxes (subject to exception in a limited number of state and local jurisdictions that do not recognize the “S” Corporation status). As a result of the conversation to a “C” Corporation, the Company recorded a net deferred tax asset and one-time deferred tax benefit of $1.8 million. This benefit of $1.8 million reflects the company’s original estimate of the one-time benefit as well as changes to that estimate resulting from intervening enactments of depreciation-related tax legislation and the Company’s completion of its final “S” Corporation tax return. In addition, during the portion of the year in which it operated as a “C” Corporation, the company recognized stock-based compensation expense associated with restricted-stock awards, a portion of which was permanently non-deductible, the tax impact of which was $1.2 million.

Deferred income taxes reflect the net tax effects of temporary differences between the GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred tax assets:
Compensation and benefits	$3,572	$3,042
Inventories	4,255	4,946
Deferred credits from landlords	2,406	1,409
Foreign operating loss	600	—
Other	1,595	1,155

Subtotal deferred tax assets	12,428	10,552
Less: valuation allowances	(794)	—

Total deferred tax assets	11,634	10,552

Deferred tax liabilities:
Property, plant, and equipment	(6,943)	(4,263)
Other	(886)	(846)

Total deferred tax liabilities	(7,829)	(5,109)

Net deferred tax assets	$3,805	$5,443

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Uncertain Tax Positions

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) for the fiscal years ended January 28, 2012, and January 29, 2011, is as follows (in thousands):

	January 28, 2012	January 29, 2011
Beginning balance	$441	$—
Increases in unrecognized tax benefits as a result of current-year activity	446	441
Increases for unrecognized tax benefits of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Ending balance	$887	$441

As of January 28, 2012, of the $887,000 of total unrecognized tax benefits, $576,550, which is net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. It is unlikely that any of total unrecognized tax benefits as of January 28, 2012, will change in the next twelve months. The Company recognized $22,137 of interest only, no penalties, related to unrecognized tax benefits in the fiscal year ended January 29, 2011.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Income tax returns for calendar year 2008 to present are open for examination in the federal jurisdiction and in significant state jurisdictions. The tax returns in foreign jurisdictions are not material.

7.	Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	January 28, 2012	January 29, 2011	January 30, 2010
Net income	$57,921	$46,198	$43,219
Cumulative translation adjustment	97	—	—

Comprehensive income	$58,018	$46,198	$43,219

8.	Leases

The Company is party to non-cancellable operating leases. Future minimum lease payments under the non-cancelable operating leases through expiration are as follows (in thousands and by fiscal year):

	Non-Related Party	Related Party
2013	$14,036	$789
2014	13,909	635
2015	13,742	518
2016	13,954	—
2017	14,063	—
Thereafter	47,091	—

	$116,795	$1,942

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Rental expense for all leases was as follows (in thousands):

Fiscal year ended January 28, 2012	$15,358
Fiscal year ended January 29, 2011	10,337
Fiscal year ended January 30, 2010	6,985

Lease terms generally range from five to ten years with options to renew for varying terms. Future minimum lease payments relate primarily to the lease of retail space. Additionally, several lease agreements contain a provision for payments based on a percentage of sales in addition to the stated lease payments. Percentage rent was $1.6 million and $0.7 million for fiscal years ended January 28, 2012, and January 29, 2011, respectively. Percentage rent for the fiscal year ended January 30, 2010 was insignificant.

The Company leases two of its facilities from leasing companies owned by certain shareholders and directors. In March 2011 we extended our lease with Milburn LLC. Lease expense related to this arrangement with Milburn, LLC, was $168,000 in each of the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively. In March 2011, we entered into a lease with Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. Lease expense for fiscal year ended January 28, 2012, related to this arrangement with Great Dane Realty, LLC, was approximately $369,000.

9.	Shareholders’ Equity

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

Also in conjunction with the Reorganization, on October 18, 2010, the Company recapitalized all of its Class A Voting Common Stock and Class B Non-Voting Common Stock into a single class of common stock and effectuated a 35.437-for-1 stock split of all outstanding shares of its common stock. The Company’s articles of incorporation, as amended on October 18, 2010, authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of January 28, 2012, or January 29, 2011.

10.	Stock-Based Compensation

The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $1.6 million, in the fiscal year ended January 28, 2012. The Company recognized stock-based compensation expense of $15.9 million, and a related tax benefit of $3.1 million, in the fiscal year ended January 29, 2011. The Company did not recognize any stock-based compensation expense in fiscal year ended January 30, 2010.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Awards of Restricted-Stock Units

The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units as well as other equity awards.

During the fiscal year ended January 28, 2012, the Company granted a total of 117,631 restricted stock units to certain employees under the 2010 Equity and Incentive Plan with an aggregate fair value of $4.8 million. These restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over three years. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

In connection with its IPO in October 2010, the Company granted a total of 56,675 restricted-stock units with an aggregate grant-date fair value of $0.9 million to all of its employees under the 2010 Equity and Incentive Plan. These units vest on the second anniversary of the grant date, provided that the respective award recipient continues to be employed by the Company on that date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures of $0.2 million, on a straight-line basis over two years. The Company recognized $0.4 million and $0.1 million of compensation expense related to these awards in fiscal years ended January 28, 2012, and January 29, 2011, respectively. As of January 28, 2012, and January 29, 2011, the Company had $0.3 million and $0.6 million, respectively, of unrecognized compensation expense related to these awards, which it expects to recognize over the remaining nine months of the vesting period.

The following table summarizes information about restricted-stock units as of and for the year ended January 28, 2012:

Restricted-Stock Units	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 31, 2010	—	$—
Granted	56,675	16.00
Vested	—	—
Forfeited	(2,450)	16.00

Nonvested units outstanding at January 29, 2011	54,225	$16.00

Granted	117,631	40.93
Vested	(50)	16.00
Forfeited	(11,343)	27.05

Nonvested units outstanding at January 28, 2012	160,463	$33.49

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

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about restricted-stock awards as of and for the year ended January 29, 2011:

Restricted-Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested awards outstanding at January 31, 2010	—	$—
Granted	1,095,004	14.42
Vested	(1,095,004)	14.42
Forfeited	—	—

Nonvested awards outstanding at January 29, 2011	—	$—

No restricted-stock awards were granted, vested, or forfeited for the year ended January 28, 2012.

11.	Commitments and Contingencies

The Company is subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal, employee benefit, regulatory, environmental, and other matters. Management believes that it is not reasonably possible that any of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

12.	401(k) Profit Sharing Plan and Trust

The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 50% match of an employee’s contribution to the plan up to a maximum employer contribution of either 10% of the employee’s annual compensation or the annual legal allowable contribution limit, whichever is lower. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of January 28, 2012, and January 29, 2011, no discretionary profit sharing payments had been approved. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended January 28, 2012	$1,231
Fiscal year ended January 29, 2011	1,019
Fiscal year ended January 30, 2010	800

13.	Related-Party Transactions

The Company leases two of its facilities from a leasing company owned by certain shareholders and directors, as described further in Note 8.

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

For each of the periods presented, the Company made charitable contributions of 10% of the net proceeds from the sale of inventory of certain designated patterns to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). The Foundation was founded by two of the Company’s directors, who are also on the board of directors of the Foundation. The liability associated with this commitment was approximately $0.3

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

million and $0.4 million at January 28, 2012, and January 29, 2011, respectively, which is included in other accrued liabilities in the Consolidated Balance Sheets. The associated expense, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended January 28, 2012	$1,046
Fiscal year ended January 29, 2011	1,259
Fiscal year ended January 30, 2010	694

14.	Earnings Per Share

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

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Numerator:
Net income	$57,921	$46,198	$43,219

Denominator:
Weighted-average number of common shares (basic)	40,506,672	36,812,570	35,440,547
Dilutive effect of stock-based awards	35,630	38,345	—

Weighted-average number of common shares (diluted)	40,542,302	36,850,915	35,440,547

Earnings per share:
Basic	$1.43	$1.25	$1.22

Diluted	$1.43	$1.25	$1.22

15.	Segment Reporting

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

The Indirect segment represents revenues generated through the distribution of Company-branded products to approximately 3,300 specialty Indirect retailers across the United States. The Direct segment includes the Company’s full-price and outlet stores, e-commerce activity driven by the Company’s website, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers.

Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s operating and reportable segments, Direct and Indirect.

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

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Segment net revenues:
Direct	$225,287	$151,118	$96,111
Indirect	235,556	$214,939	192,829

Total	$460,843	$366,057	$288,940

Segment operating income:
Direct	$68,097	$46,443	$25,285
Indirect	93,042	91,690	72,649

Total	$161,139	$138,133	$97,934

Reconciliation:
Segment operating income	$161,139	$138,133	$97,934
Less:
Unallocated corporate expenses	(64,968)	(84,814)	(52,222)

Operating income	$96,171	$53,319	$45,712

Sales outside of the United States were included in the Direct segment.

16.	Quarterly Financial Information (Unaudited)

The table below sets forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration.

	Fiscal Year Ended January 28, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$101,390	$103,789	$121,149	$134,515
Gross profit	56,444	59,628	65,678	75,873
Operating income	19,060	22,926	21,519	32,666
Net income	11,224	13,633	12,962	20,102
Basic net income per common share	0.28	0.34	0.32	0.50
Diluted net income per common share	0.28	0.34	0.32	0.50

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

	Fiscal Year Ended January 29, 2011
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$85,002	$80,076	$91,595	$109,385
Gross profit	48,813	46,823	51,674	61,837
Operating income (loss)	17,301	9,662	(192)	26,547
Net income	16,794	9,170	5,999	14,235
Basic net income per common share	0.47	0.26	0.17	0.35
Diluted net income per common share	0.47	0.26	0.17	0.35

(1)	As discussed in Notes 2 and 6, during the third quarter of the fiscal year ended January 29, 2011, the Company converted from an “S” Corporation to a “C” corporation for income-tax purposes. Also during that quarter, as discussed in Note 10, the Company recognized $21.9 million of compensation expense related to restricted-stock awards.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Michael C. Ray, the Chief Executive Officer of the Company, and Jeffrey A. Blade, the Chief Financial and Administrative Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of January 28, 2012.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of January 28, 2012.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 47 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Michael C. Ray	51	Chief Executive Officer and Director
Barbara Bradley Baekgaard	73	Co-Founder, Chief Creative Officer, and Director
Patricia R. Miller	73	Co-Founder, National Spokesperson, and Director
Jeffrey A. Blade	50	Executive Vice President – Chief Financial and Administrative Officer
Kimberly F. Colby	50	Executive Vice President – Design
C. Roddy Mann	42	Executive Vice President – Strategy & Business Development
Jill A. Nichols	51	Executive Vice President – Philanthropy and Community Relations
Matthew C. Wojewuczki	42	Executive Vice President – Operations

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

Jeffrey A. Blade has served as our Executive Vice President – Chief Financial and Administrative Officer since May 2010. Prior to joining Vera Bradley, from 2009 to January 2010 Mr. Blade served as Senior Vice President – Chief Financial Officer and Secretary of Central Garden and Pet Company, a publicly traded consumer goods retailer. Mr. Blade previously served in various roles at Steak ‘n Shake from 2004 to 2008, including Interim President, Executive Vice President – Chief Financial and Administrative Officer, and Senior Vice President and Chief Financial Officer. From 1999 to 2004, Mr. Blade was Vice President of Finance for the U.S. operations of Cott Corporation. He served in various financial roles for Kraft Foods Corporation from 1988 to 1999.

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

The information set forth in the Proxy Statement for the 2012 Annual Meeting of Shareholders under the headings “Family Relationships,” Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation

The information set forth in the Proxy Statement for the 2012 Annual Meeting of Shareholders under the heading “Executive Compensation Discussion and Analysis” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement for the 2012 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement for the 2012 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our 2012 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 27, 2012.

Signature	Title

/s/ Michael C. Ray Michael C. Ray	Director and Chief Executive Officer (principal executive officer)

/s/ Barbara Bradley Baekgaard Barbara Bradley Baekgaard	Director

/s/ Patricia R. Miller Patricia R. Miller	Director

/s/ Jeffrey A. Blade Jeffrey A. Blade	Executive Vice President – Chief Financial and Administrative Officer (principal financial officer)

/s/ Richard Baum Richard Baum	Director

/s/ Stephen J. Hackman Stephen J. Hackman	Director

Signature	Title

/s/ Robert J. Hall Robert J. Hall	Director

/s/ John E. Kyees John E. Kyees	Director

/s/ Matthew McEvoy Matthew McEvoy	Director

/s/ P. Michael Miller P. Michael Miller	Director

/s/ Frances P. Philip Frances P. Philip	Director

/s/ Edward M. Schmults Edward M. Schmults	Director

/s/ Kevin J. Sierks Kevin J. Sierks	Vice President – Controller (chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Letter Agreement with Jeffrey A. Blade (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3	Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.4	Form of Restricted Stock Award Agreement under Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.5	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.6	Amended and Restated Credit Agreement dated as of October 4, 2010 among Vera Bradley Designs, Inc. and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.7	Parent Guaranty dated as of October 4, 2010 made by Vera Bradley, Inc. in favor of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.8	Reaffirmation of Guaranty and Security Documents dated as of October 4, 2010 by Vera Bradley Designs, Inc., Vera Bradley Retail Stores, LLC and Vera Bradley International, LLC for the benefit of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.9	Form of Lock-Up Agreement (filed as Exhibit D to Exhibit 1.1) (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.10	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.11	Form of Share Repurchase Agreement (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.12	2011 Restricted Stock Unit Terms And Conditions for Employees (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.13	2011 Restricted Stock Unit Terms And Conditions for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.14	Lease Agreement, dated as of March 28, 2011, by and between Vera Bradley Designs, Inc., as tenant, and Great Dane Realty, LLC, as landlord (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

Exhibit No.	Description

10.15	Lease Extension, dated April 19, 2011, by and between Vera Bradley, Inc., as tenant, and Milburn, LLC, as landlord (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.16	Underwriting Agreement, dated April 13, 2011, with Robert W. Baird & Co. Incorporated, Piper Jaffray & Co. and the underwriters named therein (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101	The following materials from the Vera Bradley, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010; (ii) Consolidated Balance Sheets as of January 28, 2012, and January 29, 2011; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010; and (v) related notes, tagged as blocks of text. **

*	Filed herewith
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.