Form 10-Q
period 2012-04-28
Vera Bradley, Inc.
filed 2012-06-06
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2012

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

The registrant had 40,531,975 shares of its common stock outstanding as of June 1, 2012.

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

For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.

Consolidated Balance Sheets

($ in thousands)

(unaudited)

	April 28, 2012	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$6,022	$4,922
Accounts receivable, net	36,109	38,097
Inventories	98,231	106,967
Prepaid expenses and other current assets	8,447	8,343
Deferred income taxes	8,203	8,010

Total current assets	157,012	166,339

Property, plant, and equipment, net of accumulated depreciation of $44,125 and $41,872, respectively	61,535	52,312
Other assets	766	862

Total assets	$219,313	$219,513

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,195	$27,276
Accrued employment costs	8,047	15,738
Other accrued liabilities	16,613	15,297
Income taxes payable	7,374	1,705
Current portion of long-term debt	90	89

Total current liabilities	63,319	60,105
Long-term debt	7,322	25,095
Deferred income taxes	4,243	4,205
Other long-term liabilities	7,619	6,101

Total liabilities	82,503	95,506

Commitments and contingencies

Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000,000 shares authorized, 40,531,975 and 40,506,670 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	73,950	73,590
Retained earnings	62,946	50,320
Accumulated other comprehensive (loss) income	(86)	97

Total shareholders’ equity	136,810	124,007

Total liabilities and shareholders’ equity	$219,313	$219,513

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

($ in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net revenues	$117,201	$101,390
Cost of sales	51,899	44,946

Gross profit	65,302	56,444
Selling, general, and administrative expenses	47,191	39,989
Other income	2,699	2,605

Operating income	20,810	19,060
Interest expense, net	191	316

Income before income taxes	20,619	18,744
Income tax expense	7,993	7,520

Net income	$12,626	$11,224

Basic weighted-average shares outstanding	40,515,261	40,506,670
Diluted weighted-average shares outstanding	40,547,015	40,532,169
Basic earnings per share	$0.31	$0.28
Diluted earnings per share	0.31	0.28

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Comprehensive Income

($ in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net income	$12,626	$11,224
Cumulative translation adjustment	(183)	—

Comprehensive income	$12,443	$11,224

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities
Net income	$12,626	$11,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	2,268	2,110
Provision for doubtful accounts	195	41
Loss on disposal of property, plant, and equipment	21	—
Stock-based compensation	625	220
Deferred income taxes	(155)	(133)
Changes in assets and liabilities:
Accounts receivable	1,793	(1,208)
Inventories	8,587	(5,196)
Other assets	(8)	(109)
Accounts payable	3,919	(74)
Income taxes payable	5,669	(2,602)
Accrued and other liabilities	(4,857)	(6,284)

Net cash provided by (used in) operating activities	30,683	(2,011)

Cash flows from investing activities
Purchases of property, plant, and equipment	(11,512)	(2,680)

Net cash used in investing activities	(11,512)	(2,680)

Cash flows from financing activities
Payments on financial-institution debt	(32,750)	(10,000)
Borrowings on financial-institution debt	15,000	5,000
Payments on vendor-financed debt	(22)	(20)
Tax withholdings for equity compensation	(265)	—
Other	—	76

Net cash used in financing activities	(18,037)	(4,944)

Effect of exchange rate changes on cash and cash equivalents	(34)	—

Net increase (decrease) in cash and cash equivalents	1,100	(9,635)
Cash and cash equivalents, beginning of period	4,922	13,953

Cash and cash equivalents, end of period	$6,022	$4,318

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Description of the Company and Basis of Presentation

Vera Bradley Designs, Inc. is a wholly owned subsidiary of Vera Bradley, Inc. Except where context requires or where otherwise indicated, the terms “Company” and “Vera Bradley” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc.

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-price and outlet stores in the United States, pop-up stores and permanent shop-in-shops in Japan, its websites, verabradley.com and verabradley.co.jp, and its annual outlet sale in Fort Wayne, Indiana. As of April 28, 2012, the Company operated 53 full-price stores and nine outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 3,300 specialty retailers, select national retailers, and independent e-commerce retailers.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed with the SEC.

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended April 28, 2012, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended April 28, 2012, and April 30, 2011, refer to the thirteen-week periods ended on those dates.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income – Presentation of Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years beginning after December 15, 2011. In accordance with this guidance, we have presented two separate but consecutive statements which include the components of net income and other comprehensive income.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance requires additional disclosures, including disclosures related to the measurement of level 3 assets. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

2.	Earnings Per Share

Earnings per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock. The components of basic and diluted earnings per share were as follows ($ in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Numerator:
Net income	$12,626	$11,224

Denominator:
Weighted-average number of common shares (basic)	40,515,261	40,506,670
Dilutive effect of stock-based awards	31,754	25,499

Weighted-average number of common shares (diluted)	40,547,015	40,532,169

Earnings per share:
Basic	$0.31	$0.28

Diluted	$0.31	$0.28

As of April 28, 2012 there was an aggregate of 12,598 additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they are anti-dilutive. As of April 30, 2011 there were no additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations.

3.	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•

Level 3 – Unobservable inputs based on the Company’s own assumptions. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.

The carrying amounts reflected on the Consolidated Balance Sheet for cash and cash equivalents, receivables, and payables approximate fair value at April 28, 2012, because of their short-term nature.

The carrying amount for the revolving credit facility borrowings approximates fair value at April 28, 2012 as their interest rates fluctuate with the market.

4.	Inventories

The components of inventories were as follows (in thousands):

	April 28, 2012	January 28, 2012
Raw materials	$17,219	$10,748
Work in process	723	692
Finished goods	80,289	95,527

Total inventories	$98,231	$106,967

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

5.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	April 28, 2012	January 28, 2012
Financial-institution debt	$7,250	$25,000
Other borrowings	162	184

	7,412	25,184

Less: Current maturities	90	89

	$7,322	$25,095

At April 28, 2012, the interest rate on outstanding borrowings under the Company’s $125.0 million amended and restated credit agreement was 1.30%, and the Company had borrowing availability of $117.7 million under the agreement.

6.	Income Taxes

The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income (loss) to estimate the Company’s annual effective tax rate.

The effective tax rate for the thirteen weeks ended April 28, 2012, was 38.8%, compared to 40.1% for the thirteen weeks ended April 30, 2011. The decrease in the effective tax rate was primarily due to the non-deductibility of expenses related to a secondary offering of the Company’s common stock by certain shareholders in April 2011. The non-deductibility of the secondary offering expenses increased the effective tax rate by approximately 1.0%, which was recorded as a discrete event for the thirteen weeks ended April 30, 2011.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

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

Awards of Restricted Stock Units

During the thirteen weeks ended April 28, 2012, the Company granted a total of 174,354 time-based and performance-based restricted stock units with an aggregate fair value of $5.2 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan. During the thirteen weeks ended April 30, 2011, the Company granted a total of 106,889 time-based restricted stock units with an aggregate fair value of $4.4 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

The time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over three years.

Performance-based restricted stock units vest upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment throughout the three-year performance period and the Company’s achievement of annual net income targets during the three-year performance period. The Company is recognizing the expense relating to these awards, net of estimated forfeitures and based on the probable outcome of achievement of the net income targets, on a straight-line basis over three years.

The following table sets forth a summary of restricted stock unit activity for the period ended April 28, 2012:

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2012	160,463	$33.49	—	$—
Granted	88,274	30.15	86,080	29.62
Vested	(34,155)	41.35	—	—
Forfeited	(1,693)	23.76	—	—

Nonvested units outstanding at April 28, 2012	212,889	$30.92	86,080	$29.62

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

8.	Commitments and Contingencies

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

The Company has two operating segments, which are also its reportable segments: Direct and Indirect. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.

The Direct segment includes the Company’s full-price and outlet stores in the United States, pop-up stores and permanent shop-in-shops in Japan, e-commerce activity driven by the Company’s websites, and the annual outlet sale. Revenues generated through this segment are driven by the sale of Company-branded products from Vera Bradley to end customers. The Indirect segment represents activity driven by revenues generated through the distribution of Company-branded products to approximately 3,300 specialty retailers, select national retailers, and independent e-commerce retailers.

Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, IT, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

The chief operating decision maker evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s reportable segments: Direct and Indirect (in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Segment net revenues:
Direct	$59,225	$44,141
Indirect	57,976	57,249

Total	$117,201	$101,390

Segment operating income:
Direct	$15,379	$12,360
Indirect	22,438	21,739

Total	$37,817	$34,099

Reconciliation:
Segment operating income	$37,817	$34,099
Less:
Unallocated corporate expenses	(17,007)	(15,039)

Operating income	$20,810	$19,060

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen weeks ended April 28, 2012, and April 30, 2011. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.

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

We generate revenues by selling products through two reportable segments: Direct and Indirect. As of April 28, 2012, our Direct business consisted of sales of Vera Bradley products through our full-price and outlet stores in the United States, pop-up stores and permanent shop-in-shops in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. In the United States we operated 53 full-price and nine outlet stores as of April 28, 2012, compared to 38 full-price stores and five outlet stores as of April 30, 2011. As of April 28, 2012, our Indirect business consisted of sales of Vera Bradley products to approximately 3,300 specialty retailers, substantially all of which are located in the United States, and to select national retailers and independent e-commerce retailers.

During the thirteen weeks ended April 28, 2012, we continued to experience strong demand for our brand, as reflected in our net revenue growth of 15.6%. In our Direct segment, net revenues increased 34.2%, including an increase of $9.7 million in revenues related to the opening of new stores, a $4.5 million, or 26.1%, increase in e-commerce revenues, and a comparable-store sales increase of 4.3%. In our Indirect segment, net revenues increased 1.3%. Additionally, we achieved operating income of $20.8 million for the thirteen weeks ended April 28, 2012, compared to an operating income of $19.1 million for the thirteen weeks ended April 30, 2011.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures.

Net Revenues

Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-price and outlet stores in the United States, pop-up stores and permanent shop-in-shops in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retailers, select national retailers, and independent e-commerce retailers.

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

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses include selling; advertising, marketing, and product development; and administrative. Selling expenses include Direct business expenses such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include compensation costs for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations. SG&A expenses increase as the number of stores increase, but typically not in the same proportion as the associated increase in revenues.

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

Income Taxes

Our provisions for income taxes for interim reporting periods are based on an estimate of the effective tax rate for each of the periods presented. The computation of the effective tax rate includes a forecast of our estimated ordinary income, which is the annual income from operations before income tax, excluding unusual or infrequently occurring (or discrete) items.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$117,201	$101,390
Cost of sales	51,899	44,946

Gross profit	65,302	56,444
Selling, general, and administrative expenses	47,191	39,989
Other income	2,699	2,605

Operating income	20,810	19,060
Interest expense, net	191	316

Income before income taxes	20,619	18,744
Income tax expense	7,993	7,520

Net income	$12,626	$11,224

Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	44.3%	44.3%

Gross profit	55.7%	55.7%
Selling, general, and administrative expenses	40.3%	39.4%
Other income	2.3%	2.6%

Operating income	17.8%	18.8%
Interest expense, net	0.2%	0.3%

Income before income taxes	17.6%	18.5%
Income tax expense	6.8%	7.4%

Net income	10.8%	11.1%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(unaudited)	(unaudited)
Net Revenues by Segment:
Direct	$59,225	$44,141
Indirect	57,976	57,249

Total	$117,201	$101,390

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(unaudited)	(unaudited)
Percentage of Net Revenues by Segment:
Direct	50.5%	43.5%
Indirect	49.5%	56.5%

Total	100.0%	100.0%

Store Data(1):
Total stores open at end of period	62	43
Comparable-store sales increase (2)	4.3%	22.1%
Total gross square footage at end of period	126,655	82,728
Average net revenues per gross square foot (3)	$216	$189

(1)	Includes only our full-price and outlet stores. Our first full-price store opened in mid-September 2007 and our first outlet store opened in November 2009.
(2)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended April 28, 2012, Compared to Thirteen Weeks Ended April 30, 2011

Net Revenues

For the thirteen weeks ended April 28, 2012, net revenues increased $15.8 million, or 15.6%, to $117.2 million, from $101.4 million in the comparable prior-year period.

Direct. For the thirteen weeks ended April 28, 2012, net revenues in the Direct segment increased $15.1 million, or 34.2%, to $59.2 million, from $44.1 million in the comparable prior-year period. This growth resulted from a $9.7 million increase in revenues related to the opening of new stores, a $4.5 million increase in e-commerce revenues due primarily to increased traffic and consistent conversion rates, and a comparable-store sales increase of $0.6 million, or 4.3%. The aggregate number of our full-price and outlet stores grew from 43 at April 30, 2011, to 62 at April 28, 2012.

Indirect. For the thirteen weeks ended April 28, 2012, net revenues in the Indirect segment increased $0.7 million, or 1.3%, to $58.0 million, from $57.2 million in the comparable prior-year period, driven by the strength of our spring and summer product assortment offset in part by underperformance of certain carryover patterns affecting specialty retailers’ ability to reorder.

Gross Profit

For the thirteen weeks ended April 28, 2012, gross profit increased $8.9 million, or 15.7%, to $65.3 million, from $56.4 million in the comparable prior-year period. As a percentage of net revenues, gross profit was 55.7% for both the thirteen weeks ended April 28, 2012, and April 30, 2011. The gross profit for the thirteen weeks ended April 28, 2012, included the effect of higher cotton and labor costs, offset by a favorable channel mix driven by growth in our full-price stores and e-commerce business.

Selling, General and Administrative Expenses (SG&A)

For the thirteen weeks ended April 28, 2012, SG&A expenses increased $7.2 million, or 18.0%, to $47.2 million, from $40.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 40.3% and 39.4% for the fiscal quarters ended April 28, 2012, and April 30, 2011, respectively. The increase as a percentage of net revenues in SG&A expenses was due primarily to higher corporate personnel costs to support our growth and higher occupancy costs as a percentage of net revenues due to opening stores earlier in the current year compared to the prior year.

Other Income

For the thirteen weeks ended April 28, 2012, other income increased $0.1 million, or 3.6%, to $2.7 million, from $2.6 million in the comparable prior-year period. The reimbursement of our advertising expenses by our specialty retailers was in line with the comparable prior-year period.

Operating Income

For the thirteen weeks ended April 28, 2012, operating income increased $1.7 million, or 9.2%, to $20.8 million, from $19.1 million in the comparable prior-year period. As a percentage of net revenues, operating income was 17.8% and 18.8% for the thirteen weeks ended April 28, 2012, and April 30, 2011, respectively. This decrease as a percentage of net revenues was primarily due to higher corporate personnel costs to support our growth and higher occupancy costs as a percentage of net revenues due to opening stores earlier in the current year compared to the prior year. The following table presents operating income for our business segments ($ in thousands).

	Thirteen Weeks Ended		$ Change	% Change
	April 28, 2012	April 30, 2011
Operating Income
Direct	$15,379	$12,360	$3,019	24.4%
Indirect	22,438	21,739	699	3.2%

Subtotal	$37,817	$34,099	$3,718	10.9%
Less:
Corporate unallocated	(17,007)	(15,039)	(1,968)	13.1%

Operating income	$20,810	$19,060	$1,750

Direct. For the thirteen weeks ended April 28, 2012, operating income in the Direct segment increased $3.0 million, or 24.4%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 26.0% and 28.0% for the thirteen weeks ended April 28, 2012, and April 30, 2011, respectively. This decrease as a percentage of net revenues in the Direct segment was due primarily to slightly lower margins in our outlet stores and outlet sale as well as opening stores earlier in the current year compared to the prior year without the associated revenues, increase in store operational expenses resulting from our increased store count.

Indirect. For the thirteen weeks ended April 28, 2012, operating income in the Indirect segment increased $0.7 million, or 3.2%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 38.7% and 38.0% for the thirteen weeks ended April 28, 2012, and April 30, 2011, respectively. This increase as a percentage of net revenues in the Indirect segment resulted primarily from sales-driven leverage of SG&A.

Corporate Unallocated. For the thirteen weeks ended April 28, 2012, unallocated expenses increased $2.0 million, or 13.1%, primarily as a result of higher corporate personnel costs and professional fees.

Interest Expense, Net

For the thirteen weeks ended April 28, 2012, net interest expense decreased $0.1 million, or 39.7%, to $0.2 million, from $0.3 million in the comparable prior-year period. The decrease of $0.1 million was due primarily to lower average borrowing levels in the thirteen weeks ended April 28, 2012.

Income Tax Expense

The effective tax rate for the thirteen weeks ended April 28, 2012, was 38.8%, compared to 40.1% for the thirteen weeks ended April 30, 2011. The decrease in the effective tax rate was primarily due to the non-deductibility of expenses related to a secondary offering of the Company’s common stock by certain shareholders in April 2011. The non-deductibility of the secondary offering expenses increased the effective tax rate by approximately 1.0%, which was recorded as a discrete event for the thirteen weeks ended April 30, 2011.

Liquidity and Capital Resources

General

Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million amended and restated credit agreement. Historically, our primary cash needs have been for inventories, payroll, store rent, capital expenditures associated with opening new stores, debt repayments, operational equipment, and information technology. The most significant components of our working capital are cash and cash equivalents, inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially alter the nature and levels of our accounts receivable and inventories, or require materially increased borrowings under our amended and restated credit agreement, in the near term.

We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and debt payments for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	April 30, 2012	April 30, 2011
Net cash provided by (used in) operating activities	$30,683	$(2,011)
Net cash used in investing activities	(11,512)	(2,680)
Net cash used in financing activities	(18,037)	(4,944)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash provided by operating activities for the thirteen weeks ended April 28, 2012 was $30.7 million, compared to net cash used in operating activities of $2.0 million for the thirteen weeks ended April 30, 2011. The $32.7 million increase in cash provided by operating activities was due primarily to increased net cash inflows from operating assets and liabilities driven by a decrease in inventory levels related to the improvements in our supply chain processes and the timing of receipts and an increase in income taxes payable related to the timing of estimated payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, distribution center expansion, operational equipment, and information technology investments.

Net cash used in investing activities was $11.5 million and $2.7 million for the thirteen weeks ended April 28, 2012, and April 30, 2011, respectively. The $8.8 million increase in capital expenditures was due primarily to the expansion of the distribution facility and to increased investments in new stores, including the opening of six stores during the thirteen weeks ended April 28, 2012, compared to four stores during the thirteen weeks ended April 30, 2011.

Capital expenditures for fiscal 2013 are expected to be approximately $36.0 million, which includes approximately $19.0 million related to the distribution center expansion.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our credit agreement.

Net cash used in financing activities was $18.0 million for the thirteen weeks ended April 28, 2012, resulting primarily from $17.8 million of net payments under our amended and restated credit agreement.

Net cash used in financing activities was $4.9 million for the thirteen weeks ended April 30, 2011, resulting primarily from $5.0 million of net payments under our amended and restated credit agreement.

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by Vera Bradley, Inc. and its subsidiaries (other than Vera Bradley Designs, Inc.). The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of April 28, 2012.

Borrowings under the credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At April 28, 2012, the interest rate on outstanding borrowings under the credit agreement was 1.30%. The Company had borrowing availability of $117.7 million under the agreement as of April 28, 2012.

On June 1, 2012, Vera Bradley Designs Inc., entered into an amendment to the amended and restated credit agreement. The amendment extends the maturity date from October 3, 2015 to June 1, 2017. Certain permitted indebtedness covenants were also amended.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. There was no significant change to any of the critical accounting policies and estimates described in the Annual Report.

Recently Issued Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income – Presentation of Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years beginning after December 15, 2011. In accordance with this guidance, we have presented two separate but consecutive statements which include the components of net income and other comprehensive income.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance requires additional disclosures, including disclosures related to the measurement of level 3 assets. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 28, 2012, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures were effective as of April 28, 2012.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There has been no material change to our risk factors as previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

ITEM 6. EXHIBITS

a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2013 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2013 Outside Director Restricted Stock Unit Terms and Conditions

10.3	Fiscal 2013 Annual Incentive Compensation Plan

10.4	Form of Time-Based Award Agreement under the 2010 Equity and Incentive Plan

10.5	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

10.6	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 1, 2012, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income and Comprehensive Income for the Thirteen Weeks ended April 28, 2012 and April 30, 2011; (ii) Consolidated Balance Sheets at April 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 28, 2012 and April 30, 2011, and (iv) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: June 6, 2012	/s/ Jeffrey A. Blade
Jeffrey A. Blade
Executive Vice President – Chief Financial and Administrative Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fiscal 2013 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2013 Outside Director Restricted Stock Unit Terms and Conditions

10.3	Fiscal 2013 Annual Incentive Compensation Plan

10.4	Form of Time-Based Award Agreement under the 2010 Equity and Incentive Plan

10.5	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

10.6	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 1, 2012, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income and Comprehensive Income for the Thirteen Weeks ended April 28, 2012 and April 30, 2011; (ii) Consolidated Balance Sheets at April 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 28, 2012 and April 30, 2011, and (iv) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.