Form 10-Q
period 2012-07-28
Vera Bradley, Inc.
filed 2012-09-06
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2012

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

The registrant had 40,533,011 shares of its common stock outstanding as of August 31, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	July 28, 2012	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$7,612	$4,922
Accounts receivable, net	49,279	38,097
Inventories	117,895	106,967
Prepaid expenses and other current assets	8,177	8,343
Deferred income taxes	8,396	8,010

Total current assets	191,359	166,339

Property, plant, and equipment, net of accumulated depreciation of $46,068 and $41,872, respectively	70,220	52,312
Other assets	1,669	862

Total assets	$263,248	$219,513

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,016	$27,276
Accrued employment costs	11,209	15,738
Other accrued liabilities	17,693	15,297
Income taxes payable	—	1,705
Current portion of long-term debt	90	89

Total current liabilities	74,008	60,105
Long-term debt	25,301	25,095
Deferred income taxes	4,314	4,205
Other long-term liabilities	8,474	6,101

Total liabilities	112,097	95,506

Commitments and contingencies

Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,533 and 40,507 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	74,752	73,590
Retained earnings	76,319	50,320
Accumulated other comprehensive income	80	97

Total shareholders’ equity	151,151	124,007

Total liabilities and shareholders’ equity	$263,248	$219,513

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net revenues	$123,037	$103,789	$240,238	$205,179
Cost of sales	54,425	44,161	106,324	89,107

Gross profit	68,612	59,628	133,914	116,072
Selling, general, and administrative expenses	47,833	39,120	95,024	79,109
Other income	1,020	2,418	3,719	5,023

Operating income	21,799	22,926	42,609	41,986
Interest expense, net	152	329	343	645

Income before income taxes	21,647	22,597	42,266	41,341
Income tax expense	8,274	8,964	16,267	16,484

Net income	$13,373	$13,633	$25,999	$24,857

Basic weighted-average shares outstanding	40,532	40,507	40,524	40,507
Diluted weighted-average shares outstanding	40,568	40,541	40,557	40,537
Basic net income per share	$0.33	$0.34	$0.64	$0.61
Diluted net income per share	$0.33	$0.34	$0.64	$0.61

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$13,373	$13,633	$25,999	$24,857
Cumulative translation adjustment	166	74	(17)	74

Comprehensive income	$13,539	$13,707	$25,982	$24,931

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities
Net income	$25,999	$24,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	4,759	4,461
Provision for doubtful accounts	347	75
Loss on disposal of property, plant, and equipment	25	—
Stock-based compensation	1,431	662
Deferred income taxes	(277)	(325)
Changes in assets and liabilities:
Accounts receivable	(11,529)	(10,495)
Inventories	(10,928)	(21,388)
Other assets	(641)	1,012
Accounts payable	17,740	583
Income taxes payable	(1,705)	(9,605)
Accrued and other liabilities	240	(1,615)

Net cash provided by (used in) operating activities	25,461	(11,778)

Cash flows from investing activities
Purchases of property, plant, and equipment	(22,704)	(6,526)

Net cash used in investing activities	(22,704)	(6,526)

Cash flows from financing activities
Payments on financial-institution debt	(62,750)	(12,000)
Borrowings on financial-institution debt	63,000	16,700
Payments on vendor-financed debt	(43)	(40)
Change in bank overdraft	—	329
Tax withholdings for equity compensation	(269)	—
Other	—	76

Net cash (used in) provided by financing activities	(62)	5,065

Effect of exchange rate changes on cash and cash equivalents	(5)	74

Net increase (decrease) in cash and cash equivalents	2,690	(13,165)
Cash and cash equivalents, beginning of period	4,922	13,953

Cash and cash equivalents, end of period	$7,612	$788

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

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-price and outlet stores in the United States, pop-up stores and permanent shop-in-shops in Japan, its websites, verabradley.com and verabradley.co.jp, and its annual outlet sale in Fort Wayne, Indiana. As of July 28, 2012, the Company operated 60 full-price stores and 10 outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 3,300 specialty retailers, select national retailers, and independent e-commerce retailers.

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

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the twenty-six weeks ended July 28, 2012, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended July 28, 2012, and July 30, 2011, refer to the thirteen-week periods ended on those dates.

Recently Adopted Accounting Pronouncements

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

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock. The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,2012	July 30,2011	July 28,2012	July 30,2011
Numerator:
Net income	$13,373	$13,633	$25,999	$24,857

Denominator:
Weighted-average number of common shares (basic)	40,532	40,507	40,524	40,507
Dilutive effect of stock-based awards	36	34	33	30

Weighted-average number of common shares (diluted)	40,568	40,541	40,557	40,537

Earnings per share:
Basic	$0.33	$0.34	$0.64	$0.61

Diluted	$0.33	$0.34	$0.64	$0.61

As of July 28, 2012, there was an aggregate of 0.2 million additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. As of July 30, 2011, there were no additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations.

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

The carrying amounts reflected on the Consolidated Balance Sheet for cash and cash equivalents, receivables, and payables approximate fair value at July 28, 2012, because of their short-term nature.

The carrying amount for the amended and restated credit agreement (“credit agreement”) approximates fair value at July 28, 2012 as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.

4.	Inventories

The components of inventories were as follows (in thousands):

	July 28, 2012	January 28, 2012
Raw materials	$18,180	$10,748
Work in process	864	692
Finished goods	98,851	95,527

Total inventories	$117,895	$106,967

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

5.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	July 28, 2012	January 28, 2012
Financial-institution debt	$25,250	$25,000
Other borrowings	141	184

	25,391	25,184

Less: Current maturities	90	89

	$25,301	$25,095

At July 28, 2012, the interest rate on outstanding borrowings under the Company’s $125.0 million credit agreement was 1.30%, and the Company had borrowing availability of $99.7 million under the agreement.

On June 1, 2012, Vera Bradley Designs, Inc. entered into an amendment to the credit agreement. The amendment extends the maturity date from October 3, 2015 to June 1, 2017. Certain permitted indebtedness covenants were also amended.

6.	Income Taxes

The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income (loss) to estimate the Company’s annual effective tax rate.

The effective tax rate for the thirteen weeks ended July 28, 2012, was 38.2%, compared to 39.6% for the thirteen weeks ended July 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary decreased the effective tax rate by approximately 1.4% for the thirteen weeks ended July 28, 2012, when compared to the thirteen weeks ended July 30, 2011. This is due to a lower net operating loss for the thirteen weeks ended July 28, 2012.

The effective tax rate for the twenty-six weeks ended July 28, 2012, was 38.5%, compared to 39.9% for the twenty-six weeks ended July 30, 2011. The Company’s effective tax rate for the twenty-six weeks ended July 30, 2011, was negatively impacted by the non-deductibility of expenses related to the April 2011 secondary offering. The expenses were recorded as a discrete event and increased the effective tax rate by approximately 0.5% for the twenty-six weeks ended July 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary decreased the effective tax rate by approximately 1.0% for the twenty-six weeks ended July 28, 2012, when compared to the twenty-six weeks ended July 30, 2011. This is due to a lower net operating loss for the twenty-six weeks ended July 28, 2012.

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

Awards of Restricted Stock Units

During the thirteen weeks ended July 28, 2012, the Company granted a total of 3,158 time-based restricted stock units with an aggregate fair value of $0.1 million to certain employees under the 2010 Equity and Incentive Plan compared to a total of 3,213 time-based restricted stock units with an aggregate fair value of $0.1 million granted in the same period of the prior year.

During the twenty-six weeks ended July 28, 2012, the Company granted a total of 177,512 time-based and performance-based restricted stock units with an aggregate fair value of $5.3 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 106,889 time-based restricted stock units with an aggregate fair value of $4.4 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

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

The following table sets forth a summary of restricted stock unit activity for the period ended July 28, 2012 (in thousands, except as otherwise indicated):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2012	160	$33.49	—	$—
Granted	91	29.90	86	29.62
Vested	(35)	41.28	—	—
Forfeited	(6)	24.30	—	—

Nonvested units outstanding at July 28, 2012	210	$30.89	86	$29.62

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

8.	Commitments and Contingencies

The Company is subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, litigation, employee benefits, environmental, and other matters. Management believes that it is not reasonably possible that any of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: executive management, merchandising, human resources, legal, finance, IT, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

The chief operating decision maker evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s reportable segments: Direct and Indirect (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Segment net revenues:
Direct	$65,692	$47,871	$124,917	$92,012
Indirect	57,345	55,918	115,321	113,167

Total	$123,037	$103,789	$240,238	$205,179

Segment operating income:
Direct	$16,252	$13,045	$31,631	$25,405
Indirect	23,664	24,049	46,102	45,788

Total	$39,916	$37,094	$77,733	$71,193

Reconciliation:
Segment operating income	$39,916	$37,094	$77,733	$71,193
Less:
Unallocated corporate expenses	(18,117)	(14,168)	(35,124)	(29,207)

Operating income	$21,799	$22,926	$42,609	$41,986

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen and twenty-six weeks ended July 28, 2012, and July 30, 2011. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.

Overview

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish and highly functional accessories for women. Our products include a wide offering of handbags, accessories, luggage, eyewear, travel items, and gifts. Over our 30-year history, Vera Bradley has become a true lifestyle brand that appeals to a broad range of consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. We have positioned our brand to highlight the high quality, distinctive and vibrant styling, and functional design of our products. Frequent releases of new designs help keep the brand fresh and our customers continually engaged.

We generate revenues by selling products through two reportable segments: Direct and Indirect. As of July 28, 2012, our Direct business consisted of sales of Vera Bradley products through our full-price and outlet stores in the United States, pop-up stores and permanent shop-in-shops in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. In the United States we operated 60 full-price and 10 outlet stores as of July 28, 2012, compared to 43 full-price stores and six outlet stores as of July 30, 2011. As of July 28, 2012, our Indirect business consisted of sales of Vera Bradley products to approximately 3,300 specialty retailers, substantially all of which are located in the United States, and to select national retailers and independent e-commerce retailers.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures.

Net Revenues

Net revenues reflect revenues from the sale of our merchandise and from shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-price and outlet stores in the United States, pop-up stores and permanent shop-in-shops in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retailers, select national retailers, and independent e-commerce retailers.

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

Selling, General, and Administrative (SG&A) Expenses

SG&A expenses include selling; advertising, marketing, merchandising, and product development; and administrative. Selling expenses include Direct business expenses such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, merchandising, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include compensation costs for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations. SG&A expenses increase as the number of stores increase.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$123,037	$103,789	$240,238	$205,179
Cost of sales	54,425	44,161	106,324	89,107

Gross profit	68,612	59,628	133,914	116,072
Selling, general, and administrative expenses	47,833	39,120	95,024	79,109
Other income	1,020	2,418	3,719	5,023

Operating income	21,799	22,926	42,609	41,986
Interest expense, net	152	329	343	645

Income before income taxes	21,647	22,597	42,266	41,341
Income tax expense	8,274	8,964	16,267	16,484

Net income	$13,373	$13,633	$25,999	$24,857

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.2%	42.5%	44.3%	43.4%

Gross profit	55.8%	57.5%	55.7%	56.6%
Selling, general, and administrative expenses	38.9%	37.7%	39.6%	38.6%
Other income	0.8%	2.3%	1.6%	2.5%

Operating income	17.7%	22.1%	17.7%	20.5%
Interest expense, net	0.1%	0.3%	0.1%	0.3%

Income before income taxes	17.6%	21.8%	17.6%	20.2%
Income tax expense	6.7%	8.7%	6.8%	8.0%

Net income	10.9%	13.1%	10.8%	12.2%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated (in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues by Segment:
Direct	$65,692	$47,871	$124,917	$92,012
Indirect	57,345	55,918	115,321	113,167

Total	$123,037	$103,789	$240,238	$205,179

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Percentage of Net Revenues by Segment:
Direct	53.4%	46.1%	52.0%	44.8%
Indirect	46.6%	53.9%	48.0%	55.2%

Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Income by Segment:
Direct	$16,252	$13,045	$31,631	$25,405
Indirect	23,664	24,049	46,102	45,788

Total	$39,916	$37,094	$77,733	$71,193

Less:
Corporate unallocated	(18,117)	(14,168)	(35,124)	(29,207)

Total	$21,799	$22,926	$42,609	$41,986

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Income as a Percentage of Net Revenues by Segment:
Direct	24.7%	27.3%	25.3%	27.6%
Indirect	41.3%	43.0%	40.0%	40.5%

Store Data: (1)
Total stores open at end of period	70	49	70	49
Comparable-store sales increase (2)	5.3%	10.5%	4.9%	14.9%
Total gross square footage at end of period	142,142	95,016	142,142	95,016
Average net revenues per gross square foot (3)	$292	$264	$510	$461

(1)	Includes only our full-price and outlet stores. Our first full-price store opened in mid-September 2007 and our first outlet store opened in November 2009.
(2)	Comparable-store sales represent the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended July 28, 2012, Compared to Thirteen Weeks Ended July 30, 2011

Net Revenues

For the thirteen weeks ended July 28, 2012, net revenues increased $19.2 million, or 18.5%, to $123.0 million, from $103.8 million in the comparable prior-year period.

Direct. For the thirteen weeks ended July 28, 2012, net revenues in the Direct segment increased $17.8 million, or 37.2%, to $65.7 million, from $47.9 million in the comparable prior-year period. This growth resulted from an $11.7 million increase in revenues related to the opening of eight new stores, a $4.8 million increase in e-commerce revenues due primarily to increased traffic, and a comparable-store sales increase of $1.3 million, or 5.3%, primarily driven by the strength of the July Fall Back to Campus collection. The aggregate number of our full-price and outlet stores grew from 49 at July 30, 2011, to 70 at July 28, 2012.

Indirect. For the thirteen weeks ended July 28, 2012, net revenues in the Indirect segment increased $1.4 million, or 2.6%, to $57.3 million, from $55.9 million in the comparable prior-year period, driven by the strength of the Fall Back to Campus collection in July, partially offset by a slowdown in May and June due to a product portfolio that underperformed.

Gross Profit

For the thirteen weeks ended July 28, 2012, gross profit increased $9.0 million, or 15.1%, to $68.6 million, from $59.6 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.8% for the thirteen weeks ended July 28, 2012, from 57.5% in the comparable prior-year period. The decline as a percentage of net revenues was due to increased promotional activity in both segments of our business, partially offset by a positive channel mix with the Direct segment becoming a larger part of our business, and operational savings.

Selling, General and Administrative Expenses

For the thirteen weeks ended July 28, 2012, SG&A expenses increased $8.7 million, or 22.3%, to $47.8 million, from $39.1 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 38.9% and 37.7% for the fiscal quarters ended July 28, 2012, and July 30, 2011, respectively. The increase as a percentage of net revenues in SG&A expenses was due primarily to annualizing fiscal 2012 infrastructure investments made in the second half of last year and higher occupancy costs driven by opening full-price stores earlier than originally anticipated.

Other Income

For the thirteen weeks ended July 28, 2012, other income decreased $1.4 million, or 57.5%, to $1.0 million, from $2.4 million in the comparable prior-year period. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.

Operating Income

For the thirteen weeks ended July 28, 2012, operating income decreased $1.1 million, or 4.9%, to $21.8 million, from $22.9 million in the comparable prior-year period. As a percentage of net revenues, operating income was 17.7% and 22.1% for the thirteen weeks ended July 28, 2012, and July 30, 2011, respectively.

Direct. For the thirteen weeks ended July 28, 2012, operating income in the Direct segment increased $3.2 million, or 24.6%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 24.7% and 27.3% for the thirteen weeks ended July 28, 2012, and July 30, 2011, respectively. This decrease as a percentage of net revenues in the Direct segment was due primarily to increased promotional activity, offset in part by operational savings.

Indirect. For the thirteen weeks ended July 28, 2012, operating income in the Indirect segment decreased $0.4 million, or 1.6%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 41.3% and 43.0% for the thirteen weeks ended July 28, 2012, and July 30, 2011, respectively. This decrease as a percentage of net revenues in the Indirect segment resulted primarily from a decline in gross margin due to promotional activity, offset in part by sales-driven leverage of SG&A.

Corporate Unallocated. For the thirteen weeks ended July 28, 2012, unallocated expenses increased $3.9 million, or 27.9%, primarily as a result of higher corporate personnel and advertising costs.

Interest Expense, Net

For the thirteen weeks ended July 28, 2012, net interest expense decreased $0.2 million, or 53.9%, to $0.1 million, from $0.3 million in the comparable prior-year period. The decrease of $0.2 million was due primarily to lower average borrowing levels in the thirteen weeks ended July 28, 2012.

Income Tax Expense

The effective tax rate for the thirteen weeks ended July 28, 2012, was 38.2%, compared to 39.6% for the thirteen weeks ended July 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary decreased the effective tax rate by approximately 1.4% for the thirteen weeks ended July 28, 2012, when compared to the thirteen weeks ended July 30, 2011. This is due to a lower net operating loss for the thirteen weeks ended July 28, 2012.

Twenty-Six Weeks Ended July 28, 2012, Compared to Twenty-Six Weeks Ended July 30, 2011

Net Revenues

For the twenty-six weeks ended July 28, 2012, net revenues increased $35.0 million, or 17.1%, to $240.2 million, from $205.2 million in the comparable prior-year period.

Direct. For the twenty-six weeks ended July 28, 2012, net revenues in the Direct segment increased $32.9 million, or 35.8%, to $124.9 million, from $92.0 million in the comparable prior-year period. This growth resulted from a $21.5 million increase in revenues related to the opening of 14 new stores, a $9.3 million increase in e-commerce revenues due primarily to greater traffic resulting from marketing initiatives, a comparable-store sales increase of $1.9 million, or 4.9%, and an increase of $0.2 million in outlet-sale revenues. The aggregate number of our full-price and outlet stores grew from 49 at July 30, 2011 to 70 at July 28, 2012.

Indirect. For the twenty-six weeks ended July 28, 2012, net revenues in the Indirect segment increased $2.1 million, or 1.9%, to $115.3 million, from $113.2 million in the comparable prior-year period, driven by the strength of the Fall Back to Campus collection in July, partially offset by a slowdown due to a product portfolio that underperformed.

Gross Profit

For the twenty-six weeks ended July 28, 2012, gross profit increased $17.8 million, or 15.4%, to $133.9 million, from $116.1 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.7% for the twenty-six weeks ended July 30, 2011, from 56.6% in the comparable prior-year period. The decline as a percentage of net revenues was due to increased promotional activity in both segments of our business, partially offset by a positive channel mix, and operational savings.

Selling, General, and Administrative Expenses

For the twenty-six weeks ended July 28, 2012, SG&A expenses increased $15.9 million, or 20.1%, to $95.0 million, from $79.1 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 39.6% and 38.6% for the fiscal quarters ended July 28, 2012, and July 30, 2011, respectively. The increase as a percentage of net revenues in SG&A expenses was due primarily to annualizing fiscal 2012 infrastructure investments made in the second half of last year and higher occupancy costs driven by increased store count, offset in part by a decrease in advertising costs as a percentage of net revenues.

Other Income

For the twenty-six weeks ended July 28, 2012, other income decreased $1.3 million, or 25.7%, to $3.7 million, from $5.0 million in the comparable prior-year period. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.

Operating Income

For the twenty-six weeks ended July 28, 2012, operating income increased $0.6 million, or 1.5%, to $42.6 million, from $42.0 million in the comparable prior-year period. As a percentage of net revenues, operating income was 17.7% and 20.5% for the twenty-six weeks ended July 28, 2012, and July 30, 2011, respectively.

Direct. For the twenty-six weeks ended July 28, 2012, operating income in the Direct segment increased $6.2 million, or 24.5%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 25.3% and 27.6% for the twenty-six weeks ended July 28, 2012, and July 30, 2011, respectively. This decrease as a percentage of net revenues in the Direct segment was due primarily to increased promotional activity, offset in part by a positive channel mix and operational savings.

Indirect. For the twenty-six weeks ended July 28, 2012, operating income in the Indirect segment increased $0.3 million, or 0.7%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.0% and 40.5% for the twenty-six weeks ended July 28, 2012, and July 30, 2011, respectively. This decrease as a percentage of net revenues in the Indirect segment resulted primarily from a decline in gross margin due to promotional activity, offset in part by sales-driven leverage of SG&A.

Corporate Unallocated. For the twenty-six weeks ended July 28, 2012, unallocated expenses increased $5.9 million, or 20.3%, primarily as a result of higher corporate personnel and advertising costs.

Interest Expense, Net

For the twenty-six weeks ended July 28, 2012, net interest expense decreased $0.3 million, or 46.9%, to $0.3 million, from $0.6 million in the comparable prior-year period. The decrease was due to lower average borrowing levels in the twenty-six weeks ended July 28, 2012.

Income Tax Expense

The effective tax rate for the twenty-six weeks ended July 28, 2012, was 38.5%, compared to 39.9% for the twenty-six weeks ended July 30, 2011. The Company’s effective tax rate for the twenty-six weeks ended July 30, 2011, was negatively impacted by the non-deductibility of expenses related to the April 2011 secondary offering. The expenses were recorded as a discrete event and increased the effective tax rate by approximately 0.5% for the twenty-six weeks ended July 30, 2011. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary decreased the effective tax rate by approximately 1.0% for the twenty-six weeks ended July 28, 2012, when compared to the twenty-six weeks ended July 30, 2011. This is due to a lower net operating loss for the twenty-six weeks ended July 28, 2012.

Liquidity and Capital Resources

General

Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million credit agreement. Historically, our primary cash needs have been for inventories, payroll, store rent, capital expenditures associated with opening new stores, debt repayments, operational equipment, and information technology. The most significant components of our working capital are cash and cash equivalents, inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially alter the nature and levels of our accounts receivable and inventories, or require materially increased borrowings under our credit agreement, in the near term.

We believe that cash flows from operating activities and the availability of borrowings under our credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and debt payments for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$25,461	$(11,778)
Net cash used in investing activities	(22,704)	(6,526)
Net cash (used in) provided by financing activities	(62)	5,065

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash provided by operating activities for the twenty-six weeks ended July 28, 2012 was $25.5 million, compared to net cash used in operating activities of $11.8 million for the twenty-six weeks ended July 30, 2011. The $37.3 million increase in cash provided by operating activities was due primarily to increased net cash inflows from operating assets and liabilities driven by improvements in our supply chain and inventory management processes which enabled lower inventory growth and timing of estimated tax payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, distribution center expansion, operational equipment, and information technology investments.

Net cash used in investing activities was $22.7 million and $6.5 million for the twenty-six weeks ended July 28, 2012, and July 30, 2011, respectively. The $16.2 million increase in capital expenditures was due primarily to the expansion of the distribution facility and to increased investments in new stores, including the opening of 14 stores during the twenty-six weeks ended July 28, 2012, compared to 10 stores during the twenty-six weeks ended July 30, 2011.

Capital expenditures for fiscal year 2013 are expected to be approximately $36.0 million, which includes approximately $19.0 million related to the distribution center expansion.

Net Cash (Used in) Provided by Financing Activities

Financing activities consist primarily of borrowings and repayments under our credit agreement.

Net cash used in financing activities was $0.1 million for the twenty-six weeks ended July 28, 2012.

Net cash provided by financing activities was $5.1 million for the twenty-six weeks ended July 30, 2011, resulting primarily from $4.7 million of net borrowings under our credit agreement.

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into a credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The credit agreement provides for a revolving credit commitment of $125.0 million. All borrowings under the credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by Vera Bradley, Inc. and its subsidiaries (other than Vera Bradley Designs, Inc.). The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of July 28, 2012.

Borrowings under the credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At July 28, 2012, the interest rate on outstanding borrowings under the credit agreement was 1.30%. The Company had borrowing availability of $99.7 million under the agreement as of July 28, 2012.

On June 1, 2012, Vera Bradley Designs Inc., entered into an amendment to the credit agreement. The amendment extends the maturity date from October 3, 2015 to June 1, 2017. Certain permitted indebtedness covenants were also amended.

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

Recently Adopted Accounting Pronouncements

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

As of July 28, 2012, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures were effective as of July 28, 2012.

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

ITEM 6.	EXHIBITS

a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income and Comprehensive Income for the Thirteen and Twenty-Six Weeks ended July 28, 2012 and July 30, 2011; (ii) Consolidated Balance Sheets at July 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 28, 2012 and July 30, 2011, and (iv) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: September 6, 2012	/s/ Jeffrey A. Blade
Jeffrey A. Blade
Executive Vice President – Chief Financial and Administrative Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income and Comprehensive Income for the Thirteen and Twenty-Six Weeks ended July 28, 2012 and July 30, 2011; (ii) Consolidated Balance Sheets at July 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 28, 2012 and July 30, 2011, and (iv) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.