Form 10-Q
period 2012-10-27
Vera Bradley, Inc.
filed 2012-12-06
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission File Number: 001-34918

VERA BRADLEY, INC.

(Exact name of registrant as specified in its charter)

Indiana	27-2935063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2208 Production Road Fort Wayne, Indiana	46808
(Address of principal executive offices)	(Zip Code)

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

The registrant had 40,562,103 shares of its common stock outstanding as of December 6, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	October 27, 2012	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$4,468	$4,922
Accounts receivable, net	46,866	38,097
Inventories	135,311	106,967
Prepaid expenses and other current assets	9,758	8,343
Deferred income taxes	8,784	8,010

Total current assets	205,187	166,339
Property, plant, and equipment, net of accumulated depreciation of $48,677 and $41,872, respectively	76,941	52,312
Other assets	1,844	862

Total assets	$283,972	$219,513

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,683	$27,276
Accrued employment costs	12,283	15,738
Other accrued liabilities	17,737	15,297
Income taxes payable	58	1,705
Current portion of long-term debt	73	89

Total current liabilities	66,834	60,105
Long-term debt	35,294	25,095
Deferred income taxes	4,371	4,205
Other long-term liabilities	8,408	6,101

Total liabilities	114,907	95,506

Commitments and contingencies

Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,562 and 40,507 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	75,113	73,590
Retained earnings	94,061	50,320
Accumulated other comprehensive (loss) income	(109)	97

Total shareholders’ equity	169,065	124,007

Total liabilities and shareholders’ equity	$283,972	$219,513

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net revenues	$138,346	$121,149	$378,584	$326,328
Cost of sales	58,118	55,471	164,442	144,578

Gross profit	80,228	65,678	214,142	181,750
Selling, general, and administrative expenses	53,598	45,365	148,622	124,474
Other income	941	1,206	4,660	6,229

Operating income	27,571	21,519	70,180	63,505
Interest expense, net	172	288	515	933

Income before income taxes	27,399	21,231	69,665	62,572
Income tax expense	9,657	8,269	25,924	24,753

Net income	$17,742	$12,962	$43,741	$37,819

Basic weighted-average shares outstanding	40,534	40,507	40,527	40,507
Diluted weighted-average shares outstanding	40,574	40,540	40,563	40,538
Basic net income per share	$0.44	$0.32	$1.08	$0.93
Diluted net income per share	$0.44	$0.32	$1.08	$0.93

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$17,742	$12,962	$43,741	$37,819
Cumulative translation adjustment	(189)	47	(206)	121

Comprehensive income	$17,553	$13,009	$43,535	$37,940

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities
Net income	$43,741	$37,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	7,424	6,992
Provision for doubtful accounts	370	375
Loss on disposal of property, plant, and equipment	25	—
Stock-based compensation	2,198	1,116
Deferred income taxes	(548)	(54)
Changes in assets and liabilities:
Accounts receivable	(9,139)	(4,703)
Inventories	(28,489)	(14,382)
Other assets	(2,397)	(239)
Accounts payable	9,407	(11,063)
Income taxes payable	(1,647)	(10,010)
Accrued and other liabilities	1,292	1,018

Net cash provided by operating activities	22,237	6,869

Cash flows from investing activities
Purchases of property, plant, and equipment	(32,114)	(11,316)

Net cash used in investing activities	(32,114)	(11,316)

Cash flows from financing activities
Payments on financial-institution debt	(70,750)	(28,000)
Borrowings on financial-institution debt	81,000	26,700
Payments on vendor-financed debt	(66)	(61)
Tax withholdings for equity compensation	(736)	—
Other	—	76

Net cash provided by (used in) financing activities	9,448	(1,285)

Effect of exchange rate changes on cash and cash equivalents	(25)	121

Net decrease in cash and cash equivalents	(454)	(5,611)
Cash and cash equivalents, beginning of period	4,922	13,953

Cash and cash equivalents, end of period	$4,468	$8,342

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

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-price and outlet stores in the United States; pop-up stores and permanent shop-in-shops in Japan; its websites, verabradley.com and verabradley.co.jp; and its annual outlet sale in Fort Wayne, Indiana. As of October 27, 2012, the Company operated 64 full-price stores and 11 outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 3,300 specialty retailers, department stores, and independent e-commerce retailers.

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

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirty-nine weeks ended October 27, 2012, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 27, 2012, and October 29, 2011, refer to the thirteen-week periods ended on those dates.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income – Presentation of Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance was effective for fiscal years beginning after December 15, 2011. In accordance with this guidance, we have presented two separate but consecutive statements, which include the components of net income and other comprehensive income.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance requires additional disclosures, including disclosures related to the measurement of Level 3 assets. The guidance was effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Numerator:
Net income	$17,742	$12,962	$43,741	$37,819

Denominator:
Weighted-average number of common shares (basic)	40,534	40,507	40,527	40,507
Dilutive effect of stock-based awards	40	33	36	31

Weighted-average number of common shares (diluted)	40,574	40,540	40,563	40,538

Earnings per share:
Basic	$0.44	$0.32	$1.08	$0.93

Diluted	$0.44	$0.32	$1.08	$0.93

As of October 27, 2012, there was an aggregate of 0.1 million additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. As of October 29, 2011, there were no additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations.

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

The carrying amounts reflected on the Consolidated Balance Sheet for cash and cash equivalents, receivables, and payables approximate fair value at October 27, 2012, because of their short-term nature.

The carrying amount for the amended and restated credit agreement (“credit agreement”) approximates fair value at October 27, 2012 as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.

4.	Inventories

The components of inventories were as follows (in thousands):

	October 27, 2012	January 28, 2012
Raw materials	$25,877	$10,748
Work in process	1,009	692
Finished goods	108,425	95,527

Total inventories	$135,311	$106,967

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

5.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	October 27, 2012	January 28, 2012
Financial-institution debt	$35,250	$25,000
Other borrowings	117	184

	35,367	25,184
Less: Current maturities	73	89

	$35,294	$25,095

At October 27, 2012, the interest rate on outstanding borrowings under the Company’s $125.0 million credit agreement was 1.3%, and the Company had borrowing availability of $89.8 million under the agreement.

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

The effective tax rate for the thirteen weeks ended October 27, 2012 was 35.2%, compared to 38.9% for the thirteen weeks ended October 29, 2011. The effective tax rate reduction was primarily related to state income tax credits received and discrete items recorded during the thirteen week period. The impact of these items to the effective tax rate was approximately 4% for the quarter.

The effective tax rate for the thirty-nine weeks ended October 27, 2012, was 37.2%, compared to 39.6% for the thirty-nine weeks ended October 29, 2011. The effective tax rate reduction was primarily related to state income tax credits received and discrete items recorded during the third quarter. The impact of these items to the effective tax rate was approximately 1.5% for the thirty-nine weeks ended October 27, 2012. The valuation allowance recorded against the deferred tax asset arising from the net operating loss of the Company’s Japanese subsidiary decreased the effective tax rate by approximately 0.4% for the thirty-nine weeks ended October 27, 2012, when compared to the thirty-nine weeks ended October 29, 2011 due to a lower net operating loss for the thirty-nine weeks ended October 27, 2012.

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

Awards of Restricted Stock Units

During the thirteen weeks ended October 27, 2012, the Company granted a total of 2,353 time-based restricted stock units with an aggregate fair value of $0.1 million to certain employees under the 2010 Equity and Incentive Plan compared to a total of 841 time-based restricted stock units with an aggregate fair value of $0.1 million granted in the same period of the prior year.

During the thirty-nine weeks ended October 27, 2012, the Company granted a total of 179,865 time-based and performance-based restricted stock units with an aggregate fair value of $5.3 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 110,943 time-based restricted stock units with an aggregate fair value of $4.6 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

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

The following table sets forth a summary of restricted stock unit activity for the thirty-nine week period ended October 27, 2012 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2012	160	$33.49	—	$—
Granted	94	29.76	86	29.62
Vested	(80)	27.38	—	—
Forfeited	(16)	29.67	(6)	29.62

Nonvested units outstanding at October 27, 2012	158	$34.77	80	$29.62

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

8.	Commitments and Contingencies

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

The chief operating decision maker evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s reportable segments: Direct and Indirect (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Segment net revenues:
Direct	$64,318	$52,026	$189,234	$144,038
Indirect	74,028	69,123	189,350	182,290

Total	$138,346	$121,149	$378,584	$326,328

Segment operating income:
Direct	$17,745	$13,490	$49,376	$38,895
Indirect	30,301	26,690	76,403	72,478

Total	$48,046	$40,180	$125,779	$111,373

Reconciliation:
Segment operating income	$48,046	$40,180	$125,779	$111,373
Less:
Unallocated corporate expenses	(20,475)	(18,661)	(55,599)	(47,868)

Operating income	$27,571	$21,519	$70,180	$63,505

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen and thirty-nine weeks ended October 27, 2012, and October 29, 2011. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.

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

We generate revenues by selling products through two reportable segments: Direct and Indirect. As of October 27, 2012, our Direct business consisted of sales of Vera Bradley products through our full-price and outlet stores in the United States; pop-up stores and permanent shop-in-shops in Japan; our websites, verabradley.com and verabradley.co.jp; and our annual outlet sale in Fort Wayne, Indiana. In the United States we operated 64 full-price and 11 outlet stores as of October 27, 2012, compared to 47 full-price stores and eight outlet stores as of October 29, 2011. As of October 27, 2012, our Indirect business consisted of sales of Vera Bradley products to approximately 3,300 specialty retailers, substantially all of which are located in the United States, and to department stores and independent e-commerce retailers.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures.

Net Revenues

Net revenues reflect revenues from the sale of our merchandise and from shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-price and outlet stores in the United States; pop-up stores and permanent shop-in-shops in Japan; our websites, verabradley.com and verabradley.co.jp; and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retailers, department stores, and independent e-commerce retailers.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$138,346	$121,149	$378,584	$326,328
Cost of sales	58,118	55,471	164,442	144,578

Gross profit	80,228	65,678	214,142	181,750
Selling, general, and administrative expenses	53,598	45,365	148,622	124,474
Other income	941	1,206	4,660	6,229

Operating income	27,571	21,519	70,180	63,505
Interest expense, net	172	288	515	933

Income before income taxes	27,399	21,231	69,665	62,572
Income tax expense	9,657	8,269	25,924	24,753

Net income	$17,742	$12,962	$43,741	$37,819

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.0%	45.8%	43.4%	44.3%

Gross profit	58.0%	54.2%	56.6%	55.7%
Selling, general, and administrative expenses	38.7%	37.5%	39.3%	38.1%
Other income	0.7%	1.0%	1.2%	1.9%

Operating income	19.9%	17.8%	18.5%	19.5%
Interest expense, net	0.1%	0.2%	0.1%	0.3%

Income before income taxes	19.8%	17.5%	18.4%	19.2%
Income tax expense	7.0%	6.8%	6.8%	7.6%

Net income	12.8%	10.7%	11.6%	11.6%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated (in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues by Segment:
Direct	$64,318	$52,026	$189,234	$144,038
Indirect	74,028	69,123	189,350	182,290

Total	$138,346	$121,149	$378,584	$326,328

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Percentage of Net Revenue by Segment:
Direct	46.5%	42.9%	50.0%	44.1%
Indirect	53.5%	57.1%	50.0%	55.9%

Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Income by Segment:
Direct	$17,745	$13,490	$49,376	$38,895
Indirect	30,301	26,690	76,403	72,478

Total	$48,046	$40,180	$125,779	$111,373

Less:
Corporate unallocated	(20,475)	(18,661)	(55,599)	(47,868)

Total	$27,571	$21,519	$70,180	$63,505

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Income as a Percentage of Net Revenues by Segment:
Direct	27.6%	25.9%	26.1%	27.0%
Indirect	40.9%	38.6%	40.4%	39.8%

Store Data: (1)
Total stores open at end of period	75	55	75	55
Comparable-store sales increase (2)	7.1%	7.4%	5.7%	12.0%
Total gross square footage at end of period	153,515	111,235	153,515	111,235
Average net revenues per gross square foot (3)	$248	$233	$750	$703

(1)	Includes only our full-price and outlet stores. Our first full-price store opened in mid-September 2007 and our first outlet store opened in November 2009.
(2)	Comparable-store sales represent the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended October 27, 2012, Compared to Thirteen Weeks Ended October 29, 2011

Net Revenues

For the thirteen weeks ended October 27, 2012, net revenues increased $17.2 million, or 14.2%, to $138.3 million, from $121.1 million in the comparable prior-year period.

Direct. For the thirteen weeks ended October 27, 2012, net revenues in the Direct segment increased $12.3 million, or 23.6%, to $64.3 million, from $52.0 million in the comparable prior-year period. This growth resulted primarily from a $10.6 million increase in revenues related to additional full-price and outlet stores, including a comparable-store sales increase of $1.6 million, or 7.1%, primarily driven by the improved performance of current product assortment and the expansion of traffic-driving events related to the timing of our seasonal releases, and a $0.3 million increase in e-commerce revenues. The aggregate number of our full-price and outlet stores grew from 55 at October 29, 2011, to 75 at October 27, 2012.

Indirect. For the thirteen weeks ended October 27, 2012, net revenues in the Indirect segment increased $4.9 million, or 7.1%, to $74.0 million, from $69.1 million in the comparable prior-year period, driven by the improved performance of current product assortment and growth in the number of department store locations.

Gross Profit

For the thirteen weeks ended October 27, 2012, gross profit increased $14.5 million, or 22.2%, to $80.2 million, from $65.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 58.0% for the thirteen weeks ended October 27, 2012, from 54.2% in the comparable prior-year period. The increase as a percentage of net revenues was due to operational efficiencies primarily from less freight expense, prior year opportunistic sale of retired inventory, and lower cost of cotton, partially offset by a $1.2 million charge, related to damaged inventory written off during the quarter.

Selling, General and Administrative Expenses

For the thirteen weeks ended October 27, 2012, SG&A expenses increased $8.2 million, or 18.1%, to $53.6 million, from $45.4 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 38.7% and 37.4% for the thirteen weeks ended October 27, 2012, and October 29, 2011, respectively. The increase in SG&A expenses as a percentage of net revenues was due primarily to annualizing fiscal 2012 infrastructure investments made in the second half of last year and increased marketing expenses, some of which were incurred to support the future launch of the baby product line.

Other Income

For the thirteen weeks ended October 27, 2012, other income decreased $0.3 million, or 22.0%, to $0.9 million, from $1.2 million in the comparable prior-year period. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.

Operating Income

For the thirteen weeks ended October 27, 2012, operating income increased $6.1 million, or 28.1%, to $27.6 million, from $21.5 million in the comparable prior-year period. As a percentage of net revenues, operating income was 19.9% and 17.8% for the thirteen weeks ended October 27, 2012, and October 29, 2011, respectively.

Direct. For the thirteen weeks ended October 27, 2012, operating income in the Direct segment increased $4.3 million, or 31.5%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 27.6% and 25.9% for the thirteen weeks ended October 27, 2012, and October 29, 2011, respectively. This increase as a percentage of net revenues in the Direct segment was due primarily to improved gross margin, as a result of freight savings within our e-commerce channel.

Indirect. For the thirteen weeks ended October 27, 2012, operating income in the Indirect segment increased $3.6 million, or 13.5%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.9% and 38.6% for the thirteen weeks ended October 27, 2012, and October 29, 2011, respectively. This increase as a percentage of net revenues in the Indirect segment resulted from both sales-driven leverage of SG&A and improved gross margin.

Corporate Unallocated. For the thirteen weeks ended October 27, 2012, unallocated expenses increased $1.8 million, or 9.7%, primarily as a result of higher corporate personnel costs.

Interest Expense, Net

For the thirteen weeks ended October 27, 2012, net interest expense decreased $0.1 million, or 40.3%, to $0.2 million, from $0.3 million in the comparable prior-year period. The decrease was due primarily to lower average borrowing levels in the thirteen weeks ended October 27, 2012.

Income Tax Expense

The effective tax rate for the thirteen weeks ended October 27, 2012 was 35.2%, compared to 38.9% for the thirteen weeks ended October 29, 2011. The effective tax rate reduction was primarily related to state income tax credits received and discrete items recorded during the thirteen week period. The impact of these items to the effective tax rate was approximately 4% for the quarter.

Thirty-nine Weeks Ended October 27, 2012, Compared to Thirty-nine Weeks Ended October 29, 2011

Net Revenues

For the thirty-nine weeks ended October 27, 2012, net revenues increased $52.3 million, or 16.0%, to $378.6 million, from $326.3 million in the comparable prior-year period.

Direct. For the thirty-nine weeks ended October 27, 2012, net revenues in the Direct segment increased $45.2 million, or 31.4%, to $189.2 million, from $144.0 million in the comparable prior-year period. This growth resulted primarily from a $32.9 million increase in revenues related to full-price and outlet stores, including a comparable-store sales increase of $3.6 million, or 5.7%, a $9.6 million increase in e-commerce revenues due primarily to greater traffic resulting from marketing initiatives, and an increase of $0.1 million in outlet-sale revenues. The aggregate number of our full-price and outlet stores grew from 55 at October 29, 2011 to 75 at October 27, 2012.

Indirect. For the thirty-nine weeks ended October 27, 2012, net revenues in the Indirect segment increased $7.1 million, or 3.9%, to $189.4 million, from $182.3 million in the comparable prior-year period, due primarily to the timing change of pattern releases.

Gross Profit

For the thirty-nine weeks ended October 27, 2012, gross profit increased $32.3 million, or 17.8%, to $214.1 million, from $181.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 56.6% for the thirty-nine weeks ended October 27, 2012, from 55.7% in the comparable prior-year period. The increase as a percentage of net revenues was due to operational efficiencies primarily from less freight expense, and positive channel mix, partially offset by increased promotional activity.

Selling, General, and Administrative Expenses

For the thirty-nine weeks ended October 27, 2012, SG&A expenses increased $24.2 million, or 19.4%, to $148.6 million, from $124.4 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 39.3% and 38.1% for the thirty-nine weeks ended October 27, 2012, and October 29, 2011, respectively. The increase in SG&A expenses as a percentage of net revenues was due primarily to annualizing fiscal 2012 infrastructure investments made in the second half of last year and marketing expenses.

Other Income

For the thirty-nine weeks ended October 27, 2012, other income decreased $1.5 million, or 25.2%, to $4.7 million, from $6.2 million in the comparable prior-year period. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.

Operating Income

For the thirty-nine weeks ended October 27, 2012, operating income increased $6.7 million, or 10.5%, to $70.2 million, from $63.5 million in the comparable prior-year period. As a percentage of net revenues, operating income was 18.5% and 19.5% for the thirty-nine weeks ended October 27, 2012, and October 29, 2011, respectively.

Direct. For the thirty-nine weeks ended October 27, 2012, operating income in the Direct segment increased $10.5 million, or 26.9%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 26.1% and 27.0% for the thirty-nine weeks ended October 27, 2012, and October 29, 2011, respectively. This decrease as a percentage of net revenues in the Direct segment was due primarily to increased promotional activity, offset in part by a positive channel mix and operational efficiencies.

Indirect. For the thirty-nine weeks ended October 27, 2012, operating income in the Indirect segment increased $3.9 million, or 5.4%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.4% and 39.8% for the thirty-nine weeks ended October 27, 2012, and October 29, 2011, respectively. This increase as a percentage of net revenues in the Indirect segment resulted primarily from sales-driven leverage of SG&A.

Corporate Unallocated. For the thirty-nine weeks ended October 27, 2012, unallocated expenses increased $7.7 million, or 16.2%, primarily as a result of higher corporate personnel and marketing costs.

Interest Expense, Net

For the thirty-nine weeks ended October 27, 2012, net interest expense decreased $0.4 million, or 44.8%, to $0.5 million, from $0.9 million in the comparable prior-year period. The decrease was due to lower average borrowing levels in the thirty-nine weeks ended October 27, 2012.

Income Tax Expense

The effective tax rate for the thirty-nine weeks ended October 27, 2012 was 37.2%, compared to 39.6% for the thirty-nine weeks ended October 29, 2011. The effective tax rate reduction was primarily related to state income tax incentive received and discrete items recorded during the thirty-nine week period. The impact of these projects on the effective tax rate was approximately 1.5% for the thirty-nine weeks ended October 27, 2012.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011
	(unaudited)	(unaudited)
Net cash provided by operating activities	$22,237	$6,869
Net cash used in investing activities	(32,114)	(11,316)
Net cash provided by (used in) financing activities	9,448	(1,285)

Net Cash Provided by Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash provided by operating activities was $22.2 million and $6.9 million for the thirty-nine weeks ended October 27, 2012, and October 29, 2011, respectively. The $15.3 million increase in cash provided by operating activities was due primarily to higher net income and the timing of tax payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, distribution center expansion, operational equipment, and information technology investments.

Net cash used in investing activities was $32.1 million and $11.3 million for the thirty-nine weeks ended October 27, 2012, and October 29, 2011, respectively. The $20.8 million increase in capital expenditures was due primarily to the expansion of the distribution facility and the increased investment in new stores, including the opening of 19 stores during the thirty-nine weeks ended October 27, 2012, compared to 16 stores during the thirty-nine weeks ended October 29, 2011.

Capital expenditures for fiscal year 2013 are expected to be approximately $36 million, which includes approximately $18 million related to the distribution center expansion.

Net Cash (Used in) Provided by Financing Activities

Financing activities consist primarily of borrowings and repayments under our credit agreement.

Net cash provided by financing activities was $9.4 million for the thirty-nine weeks ended October 27, 2012, resulting primarily from $10.3 million of net borrowings under our amended and restated credit agreement. Net cash used in financing activities was $1.3 million for the thirty-nine weeks ended October 29, 2011.

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into a credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The credit agreement provides for a revolving credit commitment of $125.0 million. All borrowings under the credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by Vera Bradley, Inc. and its subsidiaries (other than Vera Bradley Designs, Inc.). The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of October 27, 2012.

Borrowings under the credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At October 27, 2012, the interest rate on outstanding borrowings under the credit agreement was 1.3%. The Company had borrowing availability of $89.8 million under the agreement as of October 27, 2012.

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

As of October 27, 2012, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures were effective as of October 27, 2012.

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

ITEM 6.	EXHIBITS

a.	Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income and Comprehensive Income for the Thirteen and Thirty-nine Weeks ended October 27, 2012 and October 29, 2011; (ii) Consolidated Balance Sheets at October 27, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 27, 2012 and October 29, 2011, and (iv) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: December 6, 2012	/s/ Jeffrey A. Blade

Jeffrey A. Blade
Executive Vice President – Chief Financial and Administrative Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income and Comprehensive Income for the Thirteen and Thirty-nine Weeks ended October 27, 2012 and October 29, 2011; (ii) Consolidated Balance Sheets at October 27, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 27, 2012 and October 29, 2011, and (iv) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.