Form 10-K/A
period 2012-01-28
Vera Bradley, Inc.
filed 2013-01-16
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE FOR AMENDMENT NO. 1:

Vera Bradley, Inc. (the “Company”) is filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (the “Initial Filing”), filed with the SEC on March 27, 2012, (i) to amend and restate Item 11 of Part III, “Executive Compensation”, to provide the disclosure required under Item 402 of Regulation S-K for a named executive officer who was inadvertently omitted from the Initial Filing and to omit an officer who was mistakenly included as a named executive officer, as the result of an error calculating compensation, (ii) to amend and restate Item 9A of Part II, “Controls and Procedures”, to update the disclosures required by Items 307 and 308 of Regulation S-K and (iii) to provide the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as of the date of this Amendment.

This Amendment should be read in conjunction with the Initial Filing, which continues to speak as of the date of the Initial Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Initial Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Initial Filing or modify or update any related or other disclosures.

PART II

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Michael C. Ray, the Principal Executive Officer of the Company, and Kevin J. Sierks, the Principal Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures were not effective as of January 28, 2012, due solely to the matter described below. The Company was required to file an amendment (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (the “Initial Filing”), filed with the SEC on March 27, 2012, to amend and restate Item 11 of Part III, “Executive Compensation”, to provide the disclosure required under Item 402 of Regulation S-K for a named executive officer who was inadvertently omitted from the Initial Filing and to omit an officer who was mistakenly included as a named executive officer, as the result of an error calculating compensation.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of January 28, 2012. The disclosure matter above did not impact Management’s Report on Internal Control over Financial Reporting.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 47 of the Initial Filing.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 11. Executive Compensation

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2012.

SUBMITTED BY THE COMPENSATION COMMITTEE

Edward M. Schmults, Chair

John E. Kyees

Frances P. Philip

Compensation Discussion and Analysis

This is a presentation of the material elements of our compensation practices for our named executive officers. The following executives are our “named executive officers” for fiscal 2012, as that term is defined by the Securities and Exchange Commission:

•	Michael C. Ray, Chief Executive Officer

•	Jeffrey A. Blade, Executive Vice President — Chief Financial and Administrative Officer

•	Barbara Bradley Baekgaard, Chief Creative Officer

•	Kimberly F. Colby, Executive Vice President — Design

•	Matthew C. Wojewuczki, Executive Vice President — Operations

To assist in understanding our named executive officer compensation program, we have included a discussion of our compensation policies and decisions for periods before and after fiscal 2012 where relevant. Our compensation program is designed to provide some common standards throughout the Company. Therefore, much of what is disclosed below applies to executives in general and is not limited to our named executive officers.

The information provided in this section should be read together with the tables and narratives that accompany the information presented.

Executive Summary

Business Highlights

Financial Performance. Fiscal 2012 represented another outstanding year for our Company, as reflected in our full-year results. We feel that the strength and appeal of our brand and our product portfolio, our significant multi-channel distribution capabilities, and the ongoing loyalty of our customers, resulted in solid growth in all of our distribution channels during the year.

•	For the fiscal year ended January 28, 2012, net revenues increased 26% from the prior year to $460.8 million.

•	Revenues in our Direct segment increased 49% from the prior year to $225.3 million, with comparable-store sales increasing 10.9% compared to fiscal 2011.

•	Revenues in our Indirect segment increased 10% from the prior year to $235.6 million.

•	Gross profit for fiscal 2012 increased 23% to $257.6 million resulting in a gross profit margin of 55.9% versus 57.1% in the prior year. The gross profit margin decline during fiscal 2012 was principally due to increases in cotton prices and labor costs.

•	Operating income for fiscal 2012 increased to $96.2 million, or 20.9% of net revenues, compared to $53.3 million in the prior year. Operating income for fiscal 2011 included $21.9 million of compensation expense related to restricted-stock awards.

•	Net income for fiscal 2012 was $57.9 million, or $1.43 per diluted share, compared to $46.2 million, or $1.25 per diluted share, in fiscal 2011.

•	Cash flow from operations for fiscal 2012 of $51.5 million enabled us to reduce long-term debt by $41.8 million to $25.1 million and end the year with cash and cash equivalents of $4.9 million.

•	Inventory at the end of fiscal 2012 was $107.0 million, compared to $96.7 million at the end of the prior year, reflecting growth of 11%, below the increase in net revenues of 26%.

Operational Achievements. In fiscal 2012, we remained focused on executing our growth strategies, which include growing in underpenetrated markets and expanding our store base and product offering. To that end, in fiscal 2012 we:

•	Opened 13 full-price stores and four outlet stores and began retail operations in three new states.

•	Partnered with Dillard’s to launch our products in 65 locations.

•	Introduced our brand in Japan through a combination of pop-up stores and the launch of a Japanese-language website.

•	Began an approximately 200,000 square-foot expansion of our distribution facility in Roanoke, Indiana.

We believe the combination of our expanding product offerings and continued growth in underpenetrated markets will lead to meaningful growth opportunities in the coming years.

Response to Advisory Vote on Executive Compensation

We were pleased that approximately 80% of the votes cast last year on the advisory vote on our executive compensation program voted in support of the compensation paid to the named executive officers. We also had ongoing discussions with our shareholders on this topic throughout the year. The Compensation Committee reviewed the results and, based on the significant support we received, determined that the results of the vote did not call for any major changes to the executive compensation plans for fiscal 2012, which was set in March 2011, prior to the date of the annual meeting.

However, to more closely reflect competitive and market practices and to better link compensation to long-term performance, changes to compensation for fiscal 2013 include the following.

Long-term incentive:

•	In fiscal 2012, each named executive officer received a grant of time-based restricted stock units which provides for vesting in three equal annual installments on the first, second and third anniversaries of the grant date.

•	In fiscal 2013, the Compensation Committee approved a long-term incentive grant to each named executive officer which was made up of 60% performance-based restricted stock units and 40% time-based restricted stock units. The performance based restricted stock units provide for vesting at the end of a three-year performance period, and the number of units actually earned will depend on our net income performance over that performance period. The time-based restricted stock units provide for vesting in three equal annual installments on the first, second and third anniversaries of the grant date. We believe that moving from time-based equity compensation to a mix of time-based and performance-based equity compensation will serve to better align management and shareholder interests, as well as achieve a better balance between fixed and variable elements of compensation.

Annual Incentive:

•	In fiscal 2012, bonus payouts were determined based 50% on net revenue and 50% on net income performance. Threshold performance for both net revenue and net income, below which no payout would be earned, was set at 85% of the target performance and would result in the named executive officer earning a payout of 50% of his or her target bonus. Maximum performance for both net revenue and net income was set at 115% of the target performance and would result in the named executive officer earning a payout of up to 150% of his or her target bonus.

•	For fiscal 2013, the Compensation Committee again decided to base potential bonus payouts 50% on company-wide net revenue and 50% on net income performance. However, both threshold and maximum performance measures were adjusted. Threshold and maximum performance levels were set at 90% and 110%, respectively, of target performance. Before making the decision to narrow the range of threshold and maximum performance, the Compensation Committee and management engaged in a rigorous goal setting process that resulted in setting maximum performance levels that they believe will require exceptional effort and performance by the management team. In addition, to be more in line with competitive market practice and to reward executives for truly exceptional performance, the Compensation Committee adjusted the payout maximum from 150% to 200%. We believe that narrowing the range of threshold performance better ensures that the annual incentive plan pays only for performance that is in line with expectations.

In addition, we believe that appropriate corporate governance of our executive compensation program is enhanced by a number of practices, including: engagement by the Compensation Committee of its own independent consultant; prohibition on hedging of our stock; the absences of tax gross-ups contained in any of our compensation programs (including no excise tax gross-ups); and the absence of employment agreements providing for substantial severance payments.

How We Make Compensation Decisions

Role of the Compensation Committee

The Compensation Committee is responsible to the Board for overseeing the development and administration of our compensation programs. The Compensation Committee is composed of three independent directors and is responsible for the review and approval of all aspects of executive compensation. The Committee is supported in its work by the head of the Human Resources Department, her staff, and an independent executive compensation consultant, as described below.

Role of Management

Our Compensation Committee generally seeks input from Mr. Ray when discussing the performance and compensation levels of the other named executive officers. The Compensation Committee also works with Mr. Ray, Mr. Blade, and the head of our human resources department in evaluating the financial, accounting, tax, and retention implications of our various compensation programs. Neither Mr. Ray nor Mr. Blade, nor any of our other executives, participates in deliberations relating to his or her own compensation.

Role of the Compensation Consultant

In fiscal 2010, the Compensation Committee retained Towers Watson (formerly known as Towers Perrin, prior to its merger with Watson Wyatt) to act as its executive compensation consultant. In taking action in March 2011 to set fiscal 2012 compensation, the Compensation Committee referred to compensation data provided by Towers Watson in June 2010.

More recently, the Compensation Committee has retained Meridian Compensation Partners, LLC as its executive compensation consultant. Meridian is retained by and reports directly to the Compensation Committee and the Committee may replace the consultant or hire additional consultants at any time. A Meridian representative attends Compensation Committee meetings, as requested, and communicates with the chair of the Compensation Committee between meetings. Our Compensation Committee, however, makes all decisions regarding the compensation of our named executive officers.

Philosophy and Objectives of Our Executive Compensation Program

Our executive compensation program is designed to encourage our named executive officers to focus on building shareholder value, maximizing growth and profitability, and continuing to maintain our unique culture and build our strong brand. We strive to provide our named executive officers with a compensation package that is competitive within our industry. We also view compensation practices as a means for communicating our goals and for motivating and rewarding employees in relation to their achievements.

Our objective is to provide a competitive total rewards compensation package to attract and retain key personnel and drive effective results. Our executive compensation program provides for the following main elements:

•	base salaries, which are designed to allow us to attract and retain qualified candidates in a highly competitive market;

•	annual incentive compensation, which provides additional cash compensation and is designed to support our pay-for-performance philosophy;

•	equity compensation, in order to compete for executive talent and align the interests of our employees, including our named executive officers, with those of the Company’s shareholders; and

•	a comprehensive benefits package that is available to all of our employees.

A detailed description of these components is provided below.

Elements of Our Executive Compensation Program

Base Salary. We utilize base salary as the primary means of providing compensation for performing the essential elements of an executive’s job. Base salaries are intended to provide a certain level of fixed compensation commensurate with an executive’s position, responsibilities and contributions to the Company. We believe our base salaries are set at levels that allow us to attract and retain executives in competitive markets.

Annual Incentive Compensation. Our annual incentive compensation, in the form of an annual cash bonus, is intended to compensate our named executive officers for meeting our short-term corporate objectives and to incentivize our named executive officers to meet these objectives by tying the entire cash incentive to financial goals. In fiscal 2012, these financial objectives were weighted equally between net revenue and net income. The Compensation Committee selected net revenue because, we believe as a company still in the early stages following a public offering, top line growth is important to our shareholders and to the ultimate performance of the Company. Top line growth, however, must be accompanied by improvement to the bottom line; so the Compensation Committee selected net income as a second performance metric. In the future, as the Company grows and circumstances change, the Compensation Committee will review the application of other performance measures. The Compensation Committee typically sets a target level of performance at which the full target bonus can be earned. The Compensation Committee also sets a threshold level of performance below which no bonus is earned and a maximum level of performance that results in a maximum bonus (capped at 150% in fiscal 2012).

Long-Term Incentive Compensation. We also grant long-term equity awards under our executive compensation program in order to compete for executive talent and align the interests of our employees, including our named executive officers, with those of the Company’s shareholders. These awards are intended to motivate executives by tying a portion of their incentive compensation to the performance of our common stock over the long-term. We believe these awards also serve as motivation to executives to continue to improve the long-term performance of the Company. In fiscal 2012, the Compensation Committee granted time-based restricted stock units to align our executive’s interests with those of our shareholders, to serve as a long-term retention tool and to provide an immediate ownership stake in the newly public company. Please see “Executive Summary—Response to Advisory Vote on Executive Compensation” for a discussion of changes made to fiscal 2013 long-term incentive compensation.

Benefits. The named executive officers are eligible for the same level and offering of benefits available to other employees. Our benefits, such as our basic health benefits, 401(k) plan, life insurance, paid time off, matching charitable gifts program, tuition reimbursement and discounts on certain company products, are intended to provide a stable array of support to our employees and their families throughout various stages of their careers, and these core benefits are provided to all employees. The 401(k) plan allows participants to defer amounts of their annual compensation before taxes, up to the cap set by the Internal Revenue Code, which was $16,500 per person for calendar year 2011. Employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) plan. We currently provide matching contributions equal to 50% of an employee’s individual contribution, up to a maximum of 10% of the participant’s annual salary and subject to certain other limits.

Determining the Amount of Each Element of Compensation

Overview. The amount of each element of our compensation program is determined by our Compensation Committee on an annual basis taking into consideration our results of operations, long-term and short-term goals, individual goals, the competitive market for our named executive officers, and general economic factors. Our approach has been to provide executives with a base salary, annual bonus opportunity and long-term incentive opportunity that generally are competitive with the level of those elements paid for comparable positions at comparable companies. Once the level of compensation is set for the year, the Compensation Committee may revisit its decisions if there are material developments during the year, such as promotions, changes in responsibilities, or other factors, that may warrant a change in compensation. After the year is over, the Compensation Committee reviews our financial performance to determine the achievement of annual incentive compensation targets and to assess the overall functioning of our compensation plans against our goals.

Base Pay. In its March 2011 review of base salaries for fiscal 2012, our Compensation Committee considered the Company’s overall approach to merit increases, which was based upon a target level of a 4% merit increase which was then adjusted up or down based upon an employee’s performance; each individual’s performance and any changes in his or her role or responsibility; and the information provided in June 2010 by the compensation consultant, Towers Watson. Towers Watson provided data and recommendations regarding our compensation program in order to allow us to remain competitive with compensation programs at other companies with which we may compete for talent. In its review of our levels of base salary as compared to the market, Towers Watson gathered base salary data from Watson Wyatt’s Top Management Database, which was adjusted to reflect our revenue size. We did not select a specific peer group, nor did we review data from specific companies (nor were we aware of the identities of the specific component companies included in the database), but rather we used market pay data for the non-durable goods manufacturer segment within the Watson Wyatt database. The base salary data that was gathered was effective as of April 1, 2010. Our objective is generally to be within the competitive range of the market median, on average, for base salaries of our executive officers, including our named executive officers. We consider a range of +/-15% around the market median (50th percentile) to be competitive but still capable of recognizing differences among executives.

After consideration of this information, the Compensation Committee decided to adjust Mr. Ray’s base salary by 5% for fiscal 2012, which keeps his base salary aligned with the 50th percentile of comparable CEOs. Mr. Blade’s fiscal 2012 base salary was raised by 15.5%, based upon his duties as both a Chief Financial and Chief Administrative Officer. Ms. Colby received a 4.0% base salary increase for fiscal 2012 in line with her individual performance and the budgeted merit increase. As a founder of the Company, Ms. Baekgaard was not considered for an increase to her base salary for fiscal 2012. Mr. Wojewuczki’s fiscal 2012 base salary was increased by 5% to bring him within the competitive range of the targeted market 50th percentile, following an increase to his responsibilities in fiscal 2011.

The following table shows base salary rate increases for each of our named executive officers for fiscal 2012:

Name and Principal Position	Fiscal 2011 Base Salary Rate(1)	Fiscal 2012 Base Salary Rate(2)	Fiscal 2012 Percentage Increase
Michael C. Ray Chief Executive Officer	$550,004	$577,504	5.0%

Jeffrey A. Blade Executive Vice President — Chief Financial and Administrative Officer	315,016	363,843	15.5%

Barbara Bradley Baekgaard Chief Creative Officer	465,764	465,764	0.0%

Kimberly F. Colby Executive Vice President — Design	379,002	394,162	4.0%

Matthew C. Wojewuczki Executive Vice President — Operations	350,844	368,386	5.0%

(1)	Effective March 28, 2010, except with respect to Mr. Blade, who was hired on April 29, 2010.
(2)	Effective March 29, 2011. See “Fiscal 2013 Compensation Actions” below for current base salary rates.

Annual Incentive Compensation. Annual incentive compensation opportunities are provided under the 2010 Equity and Incentive Plan (the “2010 Plan”), described further in “— 2010 Equity and Incentive Plan” below. Our Compensation Committee establishes the goals for our Annual Incentive Bonus Program on an annual basis, and the payouts, if any, are typically made after the end of each fiscal year following the Compensation Committee’s determination of the extent to which the goals have been achieved. The Compensation Committee, however, has the authority to modify or adjust awards upon the occurrence of certain unusual or nonrecurring events.

Bonus payouts for fiscal 2012 were determined based 50% on company-wide net revenue and 50% on net income performance. The following table sets forth the goals for net revenue and net income, as well as actual performance for fiscal 2012 and the bonus opportunity associated with each:

($ in millions)	Net Revenue	Net Income	Bonus Opportunity
Threshold	$382.9	$49.2	50%
Target	$450.5	$57.9	100%
Maximum	$518.0	$66.6	150%
Fiscal 2012 Actual Results	$460.8	$57.9	103.5%

The following table sets forth each named executive officer’s threshold, target, and maximum annual bonus opportunity for fiscal 2012, as well as the bonus levels as a percentage of each officer’s fiscal 2012 eligible earnings:

Name	Fiscal 2012 Eligible Earnings(1)	Fiscal 2012 Threshold Bonus Opportunity	Fiscal 2012 Target Bonus Opportunity	Fiscal 2012 Maximum Bonus Opportunity	Fiscal 2012 Threshold/Target/Maximum Bonus as a Percentage of Eligible Earnings	Fiscal 2012 Bonus Earned
Michael C. Ray	$573,395	$172,019	$344,037	$516,056	30% /60% /90%	$356,078
Jeffrey A. Blade	356,255	89,064	178,128	267,191	25% /50% /75%	184,362
Barbara Bradley Baekgaard	465,764	116,441	232,882	349,323	25% /50% /75%	241,033
Kimberly F. Colby	391,882	97,971	195,941	293,912	25% /50% /75%	202,799
Matthew C. Wojewuczki	365,748	91,437	182,874	274,311	25% /50% /75%	189,275

(1)	Eligible earnings are defined as gross wages earned under regular employment status during the fiscal year, excluding any incentive payments and taxable fringe benefits.

The Compensation Committee selected net revenue as a performance measure for the Annual Incentive Plan because, we believe as a company still in the early stages following a public offering, top line growth is important to our shareholders and to the ultimate performance of the Company. Top line growth, however, must be accompanied by improvement to the bottom line, so the Compensation Committee selected net income as a second performance metric.

The Compensation Committee strove to set the annual target bonus opportunity in fiscal 2012 for our named executive officers generally to approach the 60th percentile of comparable positions at comparable companies within the database, consistent with our company-wide approach of targeting annual incentive opportunities near the market 60th percentile for all employees. Messrs. Blade and Wojewuczki, and Mses. Baekgaard and Colby all had a fiscal 2012 target bonus opportunity of 50% of their fiscal 2012 base salary, which corresponded in each case with our company-wide approach of aligning target bonuses with the market 60th percentile.

Mr. Ray’s target bonus opportunity for fiscal 2012 was set at 60% of his fiscal 2012 base salary, which is below the 60th percentile of comparable positions at comparable companies.

Long-Term Incentive Compensation. In fiscal 2012, the Compensation Committee granted time-based restricted stock units, to align executive’s interests with those of shareholders, to serve as a long-term retention tool and to provide an immediate ownership stake in the newly public company. These grants were made in order to retain key executives, provide a vehicle for executive ownership and further align the interests of the executives with those of the shareholders. These grants were made pursuant to the 2010 Plan, and vest and settle in our common shares, on a one-for-one basis, in three equal annual installments on the first, second and third anniversaries of the date of grant. The applicable award agreement also provides that the units shall vest immediately upon the named executive officer’s disability (as defined in the 2010 Plan) or death and upon the later of (i) the occurrences of a change in control (as defined in the 2010 Plan), and (ii) the termination of the named executive officer’s employment by the Company other than for cause (as defined in the 2010 Plan) during the time period beginning three months prior to the public announcement of a proposed change in control and ending twelve months after a change in control. See “— Potential Payments Upon Termination or Change In Control.” Mr. Ray was granted 16,623 restricted stock units, which was equal in value to approximately 125% of his fiscal 2011 base salary. Messrs. Blade and Wojewuczki and Mses. Baekgaard and Colby all received grants which were equal in value to approximately 60% of their fiscal 2011 base salary. This equaled 4,570 restricted stock units for Mr. Blade; 5,090 restricted stock units for Mr. Wojewuczki; 6,757 restricted stock units for Ms. Baekgaard; and 5,498 restricted stock units for Ms. Colby.

The size of each individual restricted share grant was based primarily on a combination of internal pay equity considerations and overall dilution of current ownership. We also reviewed, solely as a reference point and not for benchmarking purposes, market data on long-term incentive opportunities within the general industries segment of the Towers Perrin Executive Compensation Database.

Overall Mix of Compensation. Annually, the Compensation Committee considers the total compensation opportunities for each named executive officer and determines how total potential compensation should be allocated across the different elements of compensation. The Compensation Committee does not follow a definitive policy when determining the mix of and structure for total compensation. Instead, it considers factors such as achievement of corporate and individual goals, level of experience, responsibilities, demonstrated performance, time with the corporation, risk, and retention considerations.

Generally, the Compensation Committee considers market practices as reflected in the market survey data provided by its compensation consultant to obtain a baseline of total potential compensation for each named executive officer. Using this as a starting point, the Compensation Committee engages in discussions with the objective of ensuring that a material portion of each named executive officer’s total compensation is at-risk and dependent on the Company’s financial performance. Care is taken to balance the incentives to drive performance in the short-term versus the long-term. In this way, we encourage named executive officers to vigorously pursue increased performance while discouraging incentives to take excessive risks that may be beneficial in the short term, but harmful in the long run. We believe that this aligns the interests of the named executive officers with those of the shareholders year-over-year, as well as over the long term.

Agreements with Named Executive Officers

Executive Officer Employment Agreements. None of our named executive officers is a party to an employment agreement with the Company.

Executive Severance Policy. Severance arrangements with executives have traditionally been determined on a case-by-case basis. We have a general severance policy for employees that provides for one week of pay for each year of service with us, with a minimum total payment of two weeks of pay, in the event of an involuntary termination of the employee by us.

The Company negotiated an offer letter with Mr. Blade which provides that, in the event he is terminated by us without just cause (as defined in his offer letter), he will be entitled to a severance payment equal to one year’s base salary and a pro-rata bonus for the portion of the year prior to his termination, to the extent that a bonus would be payable for the year based on Company performance.

Change in Control. The 2010 Plan permits the potential acceleration of outstanding awards in the event of an involuntary termination of employment of an executive in connection with a change in control, as defined in the 2010 Plan, in accordance with the applicable award agreements. See “— Potential Payments on Termination or Change in Control.”

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider, among other factors, the anticipated accounting and tax implications to us and our executives. Section 162(m) of the Internal Revenue Code may impose a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next three most highly compensated executive officers other than the chief financial officer, unless specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by shareholders and meet other requirements. We will seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals, and therefore we have not adopted a policy requiring all compensation to be deductible. Our Compensation Committee will assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate. The 2010 Plan allows us to provide compensation that meets the deductibility requirements of Section 162(m). Because of our recently completed initial public offering, however, compensation under the 2010 Plan is not subject to Section 162(m) until the earliest to occur of (i) the expiration of the 2010 Plan, (ii) an amendment of the 2010 Plan that results in a material modification of the 2010 Plan, (iii) the issuance of all of our common shares that have been reserved for issuance under the 2010 Plan, or (iv) our 2014 annual meeting of shareholders.

Summary Compensation Table

The table below shows information concerning the annual compensation for services to the Company in all capacities of the Company’s named executive officers during the last three completed fiscal years. Information regarding fiscal 2010 compensation for Mr. Blade and Mr. Wojewuczki and fiscal 2011 and fiscal 2010 compensation for Ms. Baekgaard is omitted, because these individuals were not named executive officers during the relevant year.

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compen- sation(4)			Total Compen- sation
Michael C. Ray	2012	$573,395	$—	$687,527	$356,078	$	*		$1,617,000
Chief Executive Officer	2011	529,080	839,908	2,250,000	465,061		*		4,092,665
	2010	410,232	—	—	306,867		11,800	(5)	728,899

Jeffrey A. Blade	2012	356,255	—	189,015	184,362		*		729,632
Executive Vice President — Chief Financial	2011	238,685	572,665	1,533,800	174,837		142,502	(6)	2,662,489
and Administrative Officer

Barbara Bradley Baekgaard	2012	465,764	—	279,470	241,033		31,854	(7)	1,018,121
Chief Creative Officer

Kimberly F. Colby	2012	391,882	—	227,397	202,799		*		822,078
Executive Vice President — Design	2011	376,426	572,665	1,534,600	275,732		*		2,767,528
	2010	358,961	—	—	268,514		10,300	(5)	637,775

Matthew C. Wojewuczki	2012	365,748	—	210,522	189,275		*		765,545
Executive Vice President — Operations	2011	343,356	572,665	1,533,800	251,508		*		2,709,654

*	Total value less than $10,000.
(1)	Represents cash bonuses paid to reimburse each named executive officer for the required tax withholding obligation upon filing a Section 83(b) election with respect to restricted stock awarded during the fiscal year.
(2)	Represents the aggregate grant date fair value of restricted stock and restricted stock units awarded during the fiscal year. The grant date fair value of each individual award of restricted stock and restricted stock units is set forth in the Fiscal 2012 Grants of Plan-Based Awards table below. Additional information regarding the calculation of these values is included in Notes 2 and 10 to our consolidated financial statements.
(3)	Represents annual incentive compensation paid under the Company’s Annual Incentive Bonus Program.
(4)	Payments of cash bonuses to reimburse each named executive officer for the required tax withholding obligation with respect to restricted stock awarded during the fiscal year are reported in the “Bonus” column.
(5)	Represents 401(k) matching contributions made by the Company of $8,250 for each of Mr. Ray and Ms. Colby, and reimbursement of tax planning services of $3,550 for Mr. Ray and $2,050 for Ms. Colby.
(6)	Mr. Blade was hired by the Company on April 29, 2010. The amount reported as “All Other Compensation” represents relocation expenses paid to Mr. Blade in connection with his employment with the Company.
(7)	Represents 401(k) matching contributions made by the Company of $11,010, lease payment for automobile of $10,864, and other taxable fringe benefits with a total value less than $10,000.

Fiscal 2012 Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards in fiscal 2012.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards(2)
	Type of Award	Grant Date	Threshold	Target	Maximum	Number of Shares or Units (#)	Grant Date Fair Value of Stock Awards(3)
Michael C. Ray	Annual Incentive		$172,019	$344,037	$516,056
	RSUs	March 29, 2011				16,623	$687,527

Jeffrey A. Blade	Annual Incentive		89,064	178,128	267,191
	RSUs	March 29, 2011				4,570	189,015

Barbara Bradley Baekgaard	Annual Incentive		116,441	232,882	349,323
	RSUs	March 29, 2011				6,757	279,470

Kimberly F. Colby	Annual Incentive		97,971	195,941	293,912
	RSUs	March 29, 2011				5,498	227,397

Matthew C. Wojewuczki	Annual Incentive		91,437	182,874	274,311
	RSUs	March 29, 2011				5,090	210,522

(1)	Awards made under the Company’s Annual Incentive Bonus Program. Actual amounts earned under the program are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2)	Awards made under the 2010 Plan to certain employees and directors, including our named executive officers. RSUs vest in three equal annual installments on the first, second and third anniversaries of the grant date. In addition, vesting would be accelerated in the event of death, disability or a termination of employment in connection with a change in control. See “— Potential Payments on Termination or Change in Control.” If the Company were to declare any cash dividend on its common shares, an equivalent amount per RSU would be credited to an account for each holder and paid to the holder in cash (or forfeited) at the time the shares underlying the RSU are delivered to the holder (or forfeited). Amounts in this account would bear interest at the prime rate reported in the Midwest Edition of The Wall Street Journal from the date of deposit until paid to the holder or forfeited in accordance with the 2010 Plan.
(3)	Represents the grant date fair value of each award.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets for the information regarding outstanding equity awards as of January 28, 2012.

	Stock Awards
	Number of Shares or Units that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(3)
Michael C. Ray	16,623	(1)	$570,668
	100	(2)	3,433
Jeffrey A. Blade	4,570	(1)	156,888
	50	(2)	1,717
Barbara Bradley Baekgaard	6,757	(1)	231,968
	100	(2)	3,433
Kimberly F. Colby	5,498	(1)	188,746
	100	(2)	3,433
Matthew C. Wojewuczki	5,090	(1)	174,739
	50	(2)	1,717

(1)	Represents grants of restricted stock units made on March 29, 2011 under the 2010 Plan. These restricted stock units will vest in three equal annual installments on the first, second and third anniversaries of the grant date. In addition, vesting would be accelerated in the event of death, disability, or termination of employment in connection with a change in control. See “— Potential Payments on Termination or Change in Control”.
(2)	Represents grants of restricted stock units made on October 21, 2010 in connection with our initial public offering. The number of restricted stock units awarded to each employee was determined based upon the employee’s years of service with the Company. These units vest on October 21, 2012.
(3)	Based on the closing price of $34.33 of the Company’s common shares on January 27, 2012 (the last trading day prior to the end of the fiscal year) as reported by The NASDAQ Stock Market.

Fiscal 2012 Option Exercises and Shares Vested

We have no outstanding stock options. None of the outstanding equity awards to our named executive officers vested during fiscal 2012.

Fiscal 2012 Pension Benefits

Aside from our 401(k) plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Fiscal 2012 Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plan or arrangements under which our named executive officers are entitled to participate.

Potential Payments Upon Termination or Change in Control

Our named executive officers (other than Mr. Blade) are not specifically entitled to any severance payments upon termination of employment or upon a change in control. Severance arrangements with executives have typically been determined on a case-by-case basis in the past. However, we maintain an informal general severance policy that provides all employees, including our named executive officers, with one week of pay for each year of service with the Company, with a minimum total payment of two weeks’ pay, in the event of an involuntary termination of the employee by the Company. Mr. Blade’s offer letter provides that, in the event he is terminated by us without just cause (as defined in his offer letter), he will be entitled to a severance payment equal to one year’s base salary and a pro-rata bonus for the portion of the year prior to his termination, to the extent that a bonus would be payable for the year based on company performance. The following table shows the value of severance benefits that would have been payable in a lump sum to each of our named executive officers under this formula, assuming an involuntary termination of employment, other than for good cause, as of January 28, 2012:

Name	Severance
Michael C. Ray	$144,112
Jeffrey A. Blade	548,205
Barbara Bradley Baekgaard	268,710
Kimberly F. Colby	174,076
Matthew C. Wojewuczki	56,568

The foregoing amounts would not be increased or decreased solely by reason of a change in control of the Company.

Under the 2010 Plan, any unvested restricted stock units held by a named executive officer would vest upon the named executive officer’s disability (as defined in the 2010 Plan) or death while employed by the Company and upon the later of (a) the occurrence of a change in control (as defined in the 2010 Plan), and (b) the termination of the named executive officer’s employment by the Company other than for cause (as defined in the 2010 Plan) during the time period beginning three months prior to the public announcement of a proposed change in control and ending twelve months after a change in control. Information regarding the number and dollar value of unvested restricted stock units that would have vested January 28, 2012 for each named executive officer if his or her employment with the Company had been terminated by reason of death, disability or termination of employment by the Company during the period described above prior to or after a change in control of the Company is set forth in the table under “— Outstanding Equity Awards at 2012 Fiscal Year-End”, above.

The 2010 Plan defines a “change in control” to mean the occurrence of any one or more of the following: (a) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Exchange Act and the rules of the Securities and Exchange Commission as in effect on the date of the award), other than (i) Barbara Baekgaard, Patricia Miller, Jill Nichols, Michael Ray and Kim Colby and their respective heirs and descendants and any trust established for their benefit, (ii) the Company or a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, or (iii) any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its affiliates, of securities of the Company representing more than twenty-five percent (25%) of the combined voting power of the Company’s then outstanding securities; (b) the occupation of a majority of the seats (other than vacant seats) on the board of directors by persons who were neither (i) nominated by the board nor (ii) appointed by directors so nominated; or (c) the consummation of (i) an agreement for the sale or disposition of all or substantially all of the Company’s assets, or (ii) a merger, consolidation or reorganization of the Company with or involving any other corporation, other than a merger, consolidation or reorganization that results in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the combined voting power of the voting securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation or reorganization.

The 2010 Plan provides that, in the absence of a definition in an employment agreement, (a) “cause” is defined as (i) theft or embezzlement, or attempted theft or embezzlement, of money or property of the Company or its affiliates, perpetration or attempted perpetration of fraud, or participation in a fraud or attempted fraud, on the Company or its affiliates, or unauthorized appropriation of, or attempt to misappropriate, any tangible or intangible assets or property of the Company or its affiliates; (ii) act or acts of disloyalty, moral turpitude, or material misconduct that is injurious to the interest, property, value, operations, business or reputation of the Company or its affiliates, or conviction of a crime that results in injury to the Company or its affiliates; or (iii) repeated refusal (other than by reason of disability) to carry out reasonable instructions from the named executive officer’s superiors or the Board; in addition, the named executive officer’s employment will be deemed to have terminated for cause if, after the named executive officer’s employment has terminated, facts and circumstances are discovered that would have justified a termination for cause; and (b) “disability” means (i) any permanent physical or mental incapacity or disability rendering the named executive officer unable or unfit to perform effectively the duties and obligations of his or her office, or (ii) any illness, accident, injury, physical or mental incapacity or other disability, which condition is expected to be permanent or long-lasting and has rendered the named executive officer unable or unfit to perform effectively the duties and obligations of his or her office for a period of at least 180 days in any twelve-consecutive month period (in either case, as determined in the good faith judgment of the Committee).

Compensation and Risk

The Compensation Committee has, with the assistance of the compensation consultant, evaluated the risk profile of our compensation policies and practices and concluded that they do not motivate imprudent risk taking. In our evaluation, we reviewed our employee compensation structures and noted numerous factors and design elements that manage and mitigate risk without diminishing the incentive nature of the compensation, including a unique and strong company culture that attracts passionate and motivated employees who are excited about our products and our brand (as opposed to being motivated by purely financial considerations); a balanced mix between cash and equity and annual and longer-term incentives under our executive compensation program; the large percentage ownership of our shares by senior management, which ensures that their interests are aligned with the long-term interests of the Company and our shareholders; reasonable limits on annual incentive awards (as determined by a review of our current business plan); with respect to annual incentive awards, a balanced mix of performance measures, linear payouts between target levels and maximum payouts capped at 150% of target for fiscal 2012; and subjective considerations (including a review of individual performance) and discretion in compensation decisions, which limit the influence of formulae or objective factors on excessive risk taking.

We also reviewed our compensation programs for certain design features that may have the potential to encourage excessive risk-taking, including over-weighting towards annual incentives, highly leveraged payout curves, unreasonable thresholds, and steep payout cliffs at certain performance levels that may encourage short-term business decisions to meet payout thresholds. We concluded that our compensation programs do not include such elements. In addition, we analyzed our overall enterprise risks and how compensation programs may impact individual behavior in a manner that could exacerbate these enterprise risks. In view of these analyses, we concluded that we have a balanced pay and performance program that does not encourage excessive risk-taking that is reasonably likely to have a material adverse effect on the Company.

2010 Equity and Incentive Plan

In connection with our initial public offering, we approved the Vera Bradley, Inc. 2010 Equity and Incentive Plan (referred to herein as the 2010 Plan). The principal purposes of the 2010 Plan are to optimize the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives and that link participants’ interests to those of the Company’s shareholders; to give participants an incentive for excellence in individual performance; to promote teamwork among participants; and to give the Company a significant advantage in attracting and retaining key employees, directors, and consultants. Our 2010 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance based awards (including performance shares, performance units and annual performance bonus awards), and other stock or cash-based awards. There were 5,751,285 common shares, in the aggregate, available for awards under the 2010 Plan as of April 16, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

List of Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1 to Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2013.

Vera Bradley, Inc.

/s/ Kevin J. Sierks
Kevin J. Sierks
Vice President – Controller, Chief Accounting Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on January 15, 2013.

Signature	Title

/s/ Michael C. Ray	Director and Chief Executive Officer (principal executive officer)
Michael C. Ray

/s/ Kevin J. Sierks	Vice President – Controller, Chief Accounting Officer and
Kevin J. Sierks	Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications

*	Filed herewith