Form 10-K
period 2013-02-02
Vera Bradley, Inc.
filed 2013-04-03
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of July 28, 2012 was $441,178,250.

The registrant had 40,602,546 shares of its common stock outstanding as of April 2, 2013.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Company

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish and highly functional accessories for women. Our products include a wide offering of handbags, accessories, and travel and leisure items. Over our 30-year history, Vera Bradley has become a true lifestyle brand that appeals to a broad range of consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. Our brand positioning emphasizes the high quality, distinctive and vibrant styling, and functional design of our products. Frequent releases of new designs help keep the brand fresh and our customers continually engaged.

We generate net revenues by selling products through two reportable segments: Direct and Indirect. As of February 2, 2013, our Direct segment consisted of sales of Vera Bradley products through our 65 full-price and 11 outlet stores in the United States; 15 department store locations in Japan; our websites, verabradley.com and verabradley.co.jp; and our annual outlet sale in Fort Wayne, Indiana. As of February 2, 2013, our Indirect segment consisted of sales of Vera Bradley products to approximately 3,400 specialty retailers, substantially all of which are located in the United States, as well as select department stores and third party e-commerce sites. For financial information about our reportable segments, refer to Note 14 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

The Company utilizes a 52-53 week fiscal year end. Effective January 1, 2008, we changed our fiscal year to end on the Saturday closest to January 31. As such, fiscal year 2013 ended on February 2, 2013 and reflected a 53-week period; fiscal years 2012 and 2011 ended on January 28, 2012, and January 29, 2011, respectively, and reflected 52-week periods.

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

Our History

Barbara Bradley Baekgaard and Patricia Miller founded the Company in 1982 in Fort Wayne, Indiana, after recognizing a lack of stylish travel accessories in the market. Within weeks, the friends created Vera Bradley, named after Ms. Bradley Baekgaard’s mother, and began manufacturing and marketing their distinctive products. The founders, together with the executive management team, have been instrumental in our growth and success. The following timeline sets forth a summary of significant milestones in Vera Bradley’s history:

1982	–	Barbara Bradley Baekgaard and Patricia Miller launched Vera Bradley by introducing three products: the handbag, the sports bag, and the duffel bag.

1987	–	Ernst & Young honored our Co-Founders with an “Entrepreneur of the Year” award.

1991	–	To accommodate the increasing number of attendees, we relocated our annual outlet sale from a tent in our parking lot to its present location at the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana.

1998	–	We founded our primary philanthropy, the Vera Bradley Foundation for Breast Cancer.

1999	–	Our products were being sold in all 50 states through Indirect retailers.

2005	–	We launched the Vera Bradley Visual Merchandising Program, providing our retailers partners a framework for presenting the brand and merchandising our products in a consistent manner.

2006	–	We launched our e-commerce business through our website, verabradley.com.

2007	–	We opened a state-of-the-art distribution facility in Roanoke, Indiana. In September, we also opened our first full-price store at the Natick Collection, in greater Boston.

2009	–	We opened our first outlet store at Chicago Premium Outlets in Aurora, Illinois.

2010	–	We completed our initial public offering.

2011	–	We entered the Japanese market, opened the Vera Bradley Design Center in Roanoke, Indiana, and launched our products in 65 Dillard’s locations.

2012	–	We completed the 200,000 square-foot expansion of the distribution facility in Roanoke, Indiana; increased our presence to all Dillard’s locations; and launched a relationship with Von Maur, and are carried in all of their locations.

The passion for design and customer service established by our founders has driven our growth over the past 30 years and remains the cornerstone of Vera Bradley today. As Chief Creative Officer, Ms. Bradley Baekgaard continues to play a role in the team responsible for our day-to-day creative functions, including product development and store design. Ms. Miller retired in October 2012 as our National Spokesperson, but continues to serve on the Board of Directors.

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

Multi-Channel Distribution Capability. In 2006, we initiated a Direct channel strategy that was designed to expand our brand presence and broaden our consumer demographic while complementing the growing Indirect segment of our business. The first step in establishing the Direct segment of our business was selling directly to consumers through verabradley.com beginning in 2006. In September 2007, we opened our first full-price store. As of February 2, 2013, we operated 65 full-price stores and 11 outlet stores, and 15 department store locations in Japan. In addition, in fiscal 2013 we had more than 61 million visits to verabradley.com.

Infrastructure Investment. Beginning in 2005, we made a series of investments to strengthen our supply chain capabilities, information systems, and product development processes, resulting in substantial cost savings and a more flexible and scalable operating structure. During this period, we shifted our production from a primarily domestic manufacturing model to a more cost-effective global sourcing platform. In 2007, we opened a state-of-the-art distribution facility in Roanoke, Indiana, which was doubled in size to approximately 400,000 square feet as a result of an expansion that was completed in fiscal 2013.

Our Brand

For over 30 years, we have created, developed, and solidified a true lifestyle brand that resonates with a broad range of female consumers. Our brand vision is accessible luxury that inspires a casual, fun, and family-oriented lifestyle. Employees, family members, and friends are often depicted throughout our advertising in fun, friendly, and family-oriented settings, accentuating our brand image in an authentic manner. Our visual merchandising strategy, particularly in our full-price stores, seeks to create the feeling of home. We believe that our lifestyle brand is well positioned to extend into complementary product categories. The strength of our brand is demonstrated during our annual outlet sale in Fort Wayne, Indiana, a sales event that attracts tens of thousands of highly enthusiastic shoppers from across the country.

Our brand positioning emphasizes the high quality, distinctive and vibrant styling, and functional design of our products. At the same time, our frequent releases of new patterns and styles keep the brand fresh, inspire our customers to express their individuality and sense of style in a colorful way, and encourage multiple purchases. We also provide consumers a consistently fresh set of patterns, styles, and products from which to choose that fit with different ages, wardrobes, seasons, and personalities.

We offer a broad assortment of products that meets our customers’ different functional needs, including: handbags such as purses, totes, and specialty bags; accessories such as wallets, wristlets, smartphone cases, technology accessories, and eyewear; and travel and leisure items such as weekend bags, duffel bags, and garment bags. We believe this combination of patterns, styles, and products allows us to appeal to all age brackets, including teens, young women, mature women, mothers, and grandmothers. Although our customers represent a broad range of demographic segments, our market research has shown that they generally have a common attitude toward the brand: Vera Bradley is a colorful way of allowing them to express their individuality and sense of style.

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

Dynamic Multi-Channel Distribution Model. We offer our products through a diverse choice of shopping options across channels that are intimate, highly shop-able, fun, and characteristic of our brand. Whether they are at a Vera Bradley store, a specialty retail store, a department store, or verabradley.com, we believe consumers have an opportunity to find the brand in places that match their unique shopping interests. Our multi-channel distribution model enables us to maximize brand exposure and customer access to our products.

Established Network of Indirect Retailers. Our Indirect business consists of an established and diverse network of over 3,400 specialty retailers and department store partners. This channel of gift, apparel and accessories, travel, and other specialty retailers, located throughout the United States, provides a strong foundation for our growth. Our Indirect retailers include some of the brand’s strongest advocates, and their passion has been instrumental in the development of our brand.

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

Expand Our U.S. Store Base. We plan to expand our retail presence in the United States by opening new stores. We believe that the market in the United States can support at least 300 Vera Bradley full-price stores. We plan to open approximately 20 new stores annually during each of the next five fiscal years.

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

Expand Our Product Offerings. We design products to “accessorize a woman’s life” and believe this core competence serves as a platform for growth within and beyond our current product lines. We have expanded our product offerings to include new line extensions, such as focused gift and special occasion offerings, including this year’s back to campus and tech accessory products, and brand extensions, such as our paper and stationery collection. We believe that opportunities exist to “accessorize a woman’s life” through complementary product collections that fit within our positioning as a lifestyle brand.

Our Product Release Strategy

We introduce new patterns seasonally. Within each season, we generally introduce two to four patterns. These patterns are incorporated into the designs of a wide range of products, including handbags, accessories, and travel and leisure items, that are part of the core seasonal release. These product assortments each season can be classic styles, updates to older designs, or new product introductions.

Between our seasonal offerings we introduce smaller assortments specific to a category (e.g., a Vera Bradley Baby gift assortment) or customer segment (e.g., a more fashion-forward resort collection).

To keep our assortment current and fresh and to focus our inventory investments on our best performers, we discontinue patterns at regular intervals. We sell our remaining inventory of retired products primarily through our website, outlet stores, and at our annual outlet sale.

Our Products

The following chart presents net revenues generated by each of our three product categories and other revenues as a percentage of our total net revenues for fiscal 2013, 2012, and 2011:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Handbags	40.4%	43.1%	49.2%
Accessories	31.7%	32.2%	31.9%
Travel and Leisure Items	14.7%	15.2%	12.7%
Other (1)	13.2%	9.5%	6.2%

Total (2)	100.0%	100.0%	100.0%

(1)	Includes primarily home, merchandising, freight, and licensing revenues.
(2)	Excludes net revenues generated by our annual outlet sale.

Handbags. Handbags are a core part of our product offerings and are the primary component of every seasonal assortment. The category consists of classic and new styles developed by our product development team to meet consumer demand and drive repeat purchases. Our handbag product category extends beyond handbags to include totes and specialty bags such as crossbodies, baby bags, backpacks, and laptop portfolios. Handbags play a prominent role in our visual merchandising, and we focus on showcasing the different patterns, colors, and features of each bag.

Accessories. Accessories, our second largest revenue category, include technology accessories and fashion accessories such as wallets, wristlets, eyeglass cases, cosmetics cases, paper and gift products. Our accessories are attractively priced and allow the consumer to include some color in her wardrobe, even if tucked into another bag. Our product development team consistently updates the accessories assortment based on consumer demand and fashion trends.

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

We typically begin the development stage of our products in the Vera Bradley portfolio 12 – 18 months in advance of their release. The development of each new pattern includes the design of an overall print, a complementary fabric backing, and three sizes of coordinating trim materials. To seek fresh perspectives, we collaborate with independent designers to create unique patterns for each season. We oversee the development and exercise the final approval of all patterns and designs. Once developed, we generally copyright each pattern, including the print, fabric backing and coordinating trim. We believe that great design is not only central to our product development efforts, but also is a fundamental part of our brand development and growth strategies. In the past several years, we have made investments to evolve and integrate our product development expertise, including opening a design office in New York City, as well as opening a design center in Roanoke, Indiana.

Our product development team works to ensure that new collections contain an assortment of products and styles that are in line with both fashion trends and customer needs and regularly updates classic styles to enhance functionality. In addition, we actively pursue opportunities to expand our product offerings through new line and brand extensions. Our product development team monitors fashion trends and customer needs by attending major trend shows in Europe and the United States, subscribing to trend monitoring services, and engaging in comparison-shopping.

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

Marketing

We believe that the growth of our brand and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley lifestyle. We use marketing as critical tools in our efforts to promote our brand.

Direct Mail. The seasonal Vera Bradley catalogs are key vehicles for promoting the brand and product portfolio. Each catalog is sent to a targeted customer mailing list. In addition to distributing the catalog, we produce and distribute a number of other marketing pieces, including postcards and mini-mailers. We believe our direct mail media generates excitement and awareness about the brand and seasonal introductions and allow us to reach both new and loyal customers in their homes.

Advertising. We employ print and outdoor advertising to increase overall brand awareness. Our advertisements are placed primarily in national magazines that have a readership similar to our target demographics. These publications have recently included Seventeen, InStyle, Better Homes and Gardens, and Real Simple. We continually assess our advertising strategies and tactics.

Public Relations and Product Placement. Vera Bradley has received considerable exposure in the press, including in publications such as InStyle, O the Oprah Magazine, Good Housekeeping, Southern Living, and The New York Times. In addition, we have expanded our marketing efforts to promote product placement in feature-length films and on prime-time television shows such as Modern Family and New Girl.

Social Media and Online Marketing. In recent years, we have greatly increased traffic to verabradley.com and have increased awareness of our brand through online marketing and social networking sites. We have captured more than 2.0 million customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This captured information provides us with deeper insight into the products and categories that are in the highest demand, and allows us to better target our customers with appropriate messages. As of February 2, 2013, we had approximately 1.4 million Facebook fans, over 52 thousand Twitter followers, and over 3 million visits to our blog, The Inside Stitch. We believe these media not only connect us with our fans, but also allow us to target them through cross-channel marketing.

Channels of Distribution

We distribute our products through our Direct and Indirect segments. This multi-channel distribution model not only enables us to have operational flexibility, but also maximizes the methods by which we can access potential customers.

Direct Segment

Full-Price Stores. We have developed a retail presence through our full-price stores, all located in the United States, which provides us with a format to showcase the image and products of Vera Bradley. As of February 2, 2013, we operated 65 full-price stores. Our full-price stores average approximately 1,800 square feet per store. Our stores are designed to create a feeling of home with a high standard of visual merchandising. The welcoming nature of our full-price stores provides our customers with a comfortable shopping experience in a setting that showcases our merchandise and conveys the Vera Bradley lifestyle. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.

E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire Vera Bradley collection. In fiscal 2013, we invested in upgrades to our website allowing for a more user friendly homepage, enabling us to ship to over 13 international countries, and enhancing the checkout experience. In fiscal 2013, we had over 61 million visits to verabradley.com.

Outlet Stores. Our outlet stores are a vehicle for selling retired merchandise at discounted prices, while maintaining brand integrity. We believe our outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our outlet stores average approximately 3,000 square feet per store. As of February 2, 2013, we operated 11 outlet stores.

International. We launched a marketing campaign to connect with the Japanese consumer on April 18, 2011. This campaign included seven temporary pop-up stores in several department stores including Isetan Shinjuku and Marui Yurakucho located across Tokyo and Kyoto. The international channel includes the Japanese website verabradley.co.jp launched in fiscal 2012. During fiscal 2013, we increased our Japanese presence to a total of 15 department store locations.

Annual Outlet Sale. Our annual outlet sale is held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We attracted more than 62,500 attendees to our 2012 annual outlet sale.

Store Location Selection Strategy

Our store location decisions are made case by case, depending on the retail strategy we have developed for the particular market. This includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe any market has been fully penetrated. We believe that expansion of our store base complements our Indirect segment by increasing brand awareness and reinforcing our brand image. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and desirable co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic. Our target full-price store size is approximately 1,800 square feet, but we are able to work with spaces as small as 1,000 square feet or, depending on our market strategy and relevant economic factors, spaces as large as 2,800 square feet.

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

Store Economics

We believe that our innovative retail concept and distinctive retail experience contribute to the success of our stores, most of which generate strong productivity and returns. We expect our full-price stores to average approximately 1,800 square feet per store, and we expect to invest approximately $0.4 million per new store, consisting of inventory costs, pre-opening costs, and build-out costs, less tenant-improvement allowances. New full-price stores generate on average between $1.2 million and $1.4 million in net revenues during the first twelve months, and the payback on our investment is expected to occur in less than 18 months.

Indirect Segment

As of February 2, 2013, we had approximately 3,400 Indirect retailer partners, the majority of which were specialty retailers with whom we have had long-standing relationships. No single account represented more than

5.0% of total Indirect net revenues in fiscal 2013, with the top ten accounts representing in the aggregate less than 16.0% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years. In fiscal 2012, we launched our products in the department store channel.

Sales Force

We believe that having an in-house sales force results in more consistent brand presentation and messaging, enhanced support for our Indirect retailers, and a more predictable, scalable, and cost-efficient business model. As of February 2, 2013, our sales team consisted of 87 in-house, full-time sales consultants. The compensation structure for our sales consultants consists of a combination of fixed pay and sales-based incentives.

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

The majority of our products are cotton-based. Our other products are made primarily from specialty fabrics (including nylon and microfiber) and paper. We source our materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global supply chain and purchasing teams work together with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. In December 2008, we opened an office in Dongguan, China, which enables us to increase our control over the manufacturing and supply chain process and monitor compliance with our quality standards.

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

The remainder of our products are manufactured in the United States to provide flexibility in our supply chain. This production, almost all of which is internal to Vera Bradley, enables us to manufacture a finished product in two weeks. This capability allows us to manufacture finished product to respond quickly to shifts in marketplace demand and changes in consumer preferences. In fiscal 2013, approximately 7% of our units were produced in our domestic manufacturing facility.

Distribution Center

In 2007, we consolidated our warehousing and shipping functions into one, 217,320 square-foot distribution center, located in Roanoke, Indiana. In fiscal 2013, we completed a 200,000 square-foot expansion of the distribution facility. This highly automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantities necessary for a particular order. The recent expansion resulted in capacity gains in the areas of inbound receiving, inventory storage, order fulfillment, value-add processing and shipping. The facility’s advanced technology enables us to more accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.

We strive to maintain the appropriate balance of inventory to enable us to provide a high level of service to our customers, including prompt and accurate delivery of our products. We have an active Inventory Planning and Deployment function that strives to balance the supply and demand issues that we encounter in our business, optimize our inventory levels, and anticipate inventory needs.

Our products are shipped primarily via FedEx and common carriers to our stores, our Indirect retailers, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our growing business, including business generated through our website.

Management Information Systems

We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, systems applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting, and management information for the product development, retail, sales, marketing, manufacturing, distribution, finance, and human resources functions of our business. We use several systems, including MICROS-Retail, SAP, JDA, and SCALE, for our information technology requirements.

Competition

We face strong competition in each of the product lines and markets in which we compete. We believe that all of our products are in similar competitive positions with respect to the number of competitors they face and the level of competition within each product line. Due to the number of different products we offer, it is not practicable for us to quantify the number of competitors we face. Our products compete with other branded products within their product categories and with private label products sold by retailers. In our Indirect business, we compete with numerous manufacturers, importers, and distributors of handbags, accessories, and other products for the limited space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing allows new entrants access to the markets in which we compete, which may increase the number of competitors and adversely affect our competitive position and our business. In our Direct business, we compete against other independent retailers, department stores, catalog retailers, gift retailers, and Internet businesses that engage in the retail sale of similar products.

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

Copyrights and Trademarks

The development of each new pattern includes the design of an overall print, a complementary fabric backing, and coordinating trim materials. Once developed, we generally copyright each pattern, including the print, fabric backing, and coordinating trim. We currently have in excess of 500 copyrights.

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

Employees

As of February 2, 2013, we had 2,438 employees. Of the total, 1,319 were engaged in retail selling positions, 361 were engaged in manufacturing functions, 32 were engaged in product design, and 491 were engaged in corporate support and administrative functions. The remaining employees were engaged in other aspects of our business. None of our employees is represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage.

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

Executive Officers

The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Michael C. Ray	52	Chief Executive Officer and Director
Barbara Bradley Baekgaard	74	Co-Founder, Chief Creative Officer, and Director
Kevin J. Sierks	40	Vice President – Controller, Chief Accounting Officer and Interim Chief Financial Officer
Kimberly F. Colby	51	Executive Vice President – Design
C. Roddy Mann	43	Executive Vice President – Strategy & Business Development
Matthew C. Wojewuczki	43	Executive Vice President – Operations
Bonita J. Inza	49	Executive Vice President – Sale & Marketing, Chief Experience Officer
David O. Thompson	48	Vice President – Direct Sales
Anastacia S. Knapper	38	Vice President – General Counsel

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

Kevin J. Sierks has served as our Interim Chief Financial Officer since January 2013 and our Vice President – Controller and Chief Accounting Officer since December 2011. Prior to joining Vera Bradley, from 2007 to 2011 Mr. Sierks served as Vice President – Controller at Biomet, Inc., a large orthopedic medical device company. Mr. Sierks previously served as Director of Accounting and U.S. Shared Services at Boston Scientific Corporation from 2005 to 2007. From 2002 to 2005, Mr. Sierks served as Director of Financial Reporting and Business Development at Guidant Corporation, which was acquired by Boston Scientific Corporation in 2006. Formerly, Mr. Sierks was with Deloitte & Touche from 1995 to 2002, departing as an Audit Manager. Mr. Sierks is a Certified Public Accountant.

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

Bonita Inza has served as our Executive Vice President Sales & Marketing - Chief Experience Officer since March 2013. Prior to joining Vera Bradley, Ms. Inza served as Senior Vice President of Associate and Customer Engagement at Bath & Body Works from 2011 to 2012. From 2006 to 2011, Ms. Inza served on the senior management team at T-Mobile USA, where she held roles of Vice President of Retail, Vice President of Concept Development and Vice President Product Innovation, Design, and Delivery. Prior to T-Mobile, Ms. Inza served over 25 years in senior executive roles at Williams-Sonoma, Pottery Barn, and GUESS?.

David O. Thompson has served as our Vice President – Direct Sales since 2008. Prior to joining Vera Bradley, Mr. Thompson was a Senior Consultant, Manager and Vice President at LakeWest Group from 1998 to 2008. Prior to working at LakeWest Group, he served in various retail positions at OfficeMax, based in Cleveland, Ohio, and Bradless, based in Braintree, Massachusetts. With over 20 years of experience in the retail industry, Mr. Thompson has expertise in retail operations, web operations business process improvements and information technology in traditional retail, catalog and e-commerce channels.

Anastacia S. Knapper has served as our Vice President – General Counsel, Corporate Secretary since December 2011. Prior to joining Vera Bradley, Ms. Knapper served as the Vice President – General Counsel, Corporate Secretary for CTS Corporation from January 2011 to November 2011 and the Vice President – General Counsel, Corporate Secretary for Haynes International, Inc. from August 2006 to December 2010. Formerly Ms. Knapper was with Ice Miller LLP from August 2000 to August 2006, where she departed as a Senior Associate.

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

We are continuing to invest in our specialty retailers to support them in growing along with Vera Bradley. This channel will continue to evolve over time as we balance the channel dynamics between the specialty retailers, department stores, our Direct stores, and e-commerce.

Additionally, our current growth strategy includes plans to expand internationally. We currently plan to open additional retail space in Japan. We do not yet have significant experience operating in Japan, and we face established competitors. Furthermore, Japan has different operational characteristics, including but not limited to employment and labor, transportation, logistics, real estate, and local reporting or legal requirements. In addition, consumer demand and behavior, as well as tastes and purchasing trends may differ in Japan, and as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. If our international expansion plans are unsuccessful, our financial results could be adversely affected.

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

Our continued growth will depend on our ability to successfully open and operate new stores. We plan to open approximately 20 new stores during each of the next five fiscal years. Our ability to successfully open and operate new stores depends on many factors, including our ability to:

•	identify suitable store locations, the availability of which may be uncertain;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	hire, train, and retain store personnel and management;

•	assimilate new store personnel and management into our corporate culture;

•	source and manufacture inventory; and

•	successfully integrate new stores into our existing operations and information technology systems.

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

A data security or privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk and adversely affect our business.

We are dependent on information technology systems and networks, including the Internet, for a significant portion of our Direct store sales, including our e-commerce operations and retail business credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. As part of our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third-party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business and results of operations. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers. We may also incur significant costs in complying with the various applicable state, federal and foreign laws regarding unauthorized disclosure of personal information.

Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.

We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce and other Internet websites in the U.S. and Japan. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.

Our inability to sustain levels of comparable-store sales could cause our stock price to decline.

We may not be able to sustain the levels of comparable-store sales that we have experienced in the recent past. If our future comparable-store sales decline or fail to meet market expectations, then the price of our common stock could decline. Also, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. Numerous factors influence comparable-store sales, including fashion trends, competition, national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, marketing programs, changes in consumer shopping trends towards on-line shopping, and weather conditions. In addition, many companies with retail operations have been unable to sustain high levels of comparable-store sales during and after periods of substantial expansion. These factors may cause our comparable-store sales results to be lower in the future than in recent periods or lower than expectations, either of which could result in a decline in the price of our common stock.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We do not own any real estate other than our distribution facility. We lease our corporate headquarters, our other offices, and all of our store locations. We typically occupy our stores under operating leases with terms of ten years. We have been able to negotiate favorable rental rates in recent years due in part to the state of the economy and high vacancy rates within some shopping centers, but there is no assurance that we will be able to continue to negotiate such favorable terms. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to requiring future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance, and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. As we expand our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

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

We rely on a single distribution facility for all of the products we sell. Disruption to that facility could adversely impact our results of operations, and expansion of that facility could have unpredictable adverse effects.

Our distribution operations are currently concentrated in a single, company-owned distribution center in Fort Wayne, Indiana. Any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventory and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, our growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

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

If for any reason we were to change shipping companies, we could face logistical difficulties that might adversely affect deliveries, and we would incur costs and expend resources in the course of making the change. Moreover, we might not be able to obtain terms as favorable as those received from the service providers that we currently use, which in turn would increase our costs. We also would face shipping and distribution risks and uncertainties associated with any expansion of our distribution facility and related systems.

We plan to use cash provided by operating activities to fund our expanding business and execute our growth strategies and may require additional capital, which may not be available to us.

Our business relies on cash provided by operating activities as our primary source of liquidity. To support our growing business and execute our growth strategies, we will need significant amounts of cash from that source. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us from our existing revolving credit facility, we will need to seek additional capital, through debt or equity financings, to fund our growth. If new sources of financing are required, but are insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

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

On October 4, 2010, we entered into an amended and restated credit agreement that increased our available credit from $75 million to $125 million. Also in October 2010, in connection with the Reorganization, we increased the outstanding borrowings under our amended and restated credit agreement to fund a final “S” Corporation distribution to our then-shareholders. As of February 2, 2013, we had outstanding borrowings of $15.0 million under our amended and restated credit agreement, compared to $25.0 million outstanding under our former credit facility as of January 28, 2012. Our indebtedness could have the effect, among other things, of:

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

Health care reform could adversely affect the Company’s business.

In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health reform legislation, the current lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall effect of the legislation and related regulations on the business over the coming years. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for the Company to revise ways in which it conducts business.

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

Michael Ray, Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 43.6% of our outstanding shares of common stock. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation and significant corporate transactions. This concentrated ownership of outstanding common stock may limit your ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.

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

The following table sets forth the location, use, and size of our manufacturing, distribution, and corporate facilities as of February 2, 2013. The leases on the leased properties expire at various times through 2015, subject to renewal options.

Location	Primary Use	Square Footage	Leased /Owned
Fort Wayne, Indiana	Corporate headquarters	27,287	Leased*
Roanoke, Indiana	Design center and showroom	39,247	Leased**
Roanoke, Indiana	Warehouse and distribution	418,500	Owned***
Fort Wayne, Indiana	Support staff	66,886	Leased
Fort Wayne, Indiana	Sewing and quilting	125,356	Leased
New York, New York	Product design and showroom	2,505	Leased
Dongguan City, China	China office	6,962	Leased
Atlanta, Georgia	Showroom	5,172	Leased
Dallas, Texas	Showroom	1,782	Leased

*	This property is owned by Milburn, LLC, a leasing company in which Barbara Bradley Baekgaard owns a 50% interest and Patricia R. Miller and P. Michael Miller each own a 25% interest. See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for additional information regarding this property.
**	In March 2011, we entered into a lease with Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for additional information regarding this property.
***	The 200,000 square-foot expansion of the distribution facility was completed in fiscal 2013.

As of February 2, 2013, we also leased 90 store locations in the United States, including 14 store locations opened or to be opened in fiscal 2014. See below for more information regarding the locations of our open stores as of February 2, 2013.

We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The properties in the above table are used by both the Direct segment and Indirect segment, excluding the two showrooms which are used exclusively by the Indirect segment.

Store Locations

Our full-price stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-price and outlet stores we operated in each state as of February 2, 2013:

State	Total Number of Full-Price Stores	Total Number of Outlet Stores	State	Total Number of Full-Price Stores	Total Number of Outlet Stores
Alabama	1	—	Michigan	2	—
Arizona	1	—	Minnesota	1	—
California	4	—	Missouri	1	—
Colorado	1	—	New Jersey	6	—
Connecticut	2	—	New York	4	1
Delaware	1	—	North Carolina	2	—
Florida	3	2	Ohio	2	—
Georgia	1	—	Oklahoma	1	—
Hawaii	1	—	Pennsylvania	2	2
Illinois	4	1	Rhode Island	1	—
Indiana	2	1	Tennessee	2	1
Kansas	1	—	Texas	8	1
Kentucky	1	—	Virginia	1	1
Maryland	3	—	Washington	1	—
Massachusetts	4	1	Wisconsin	1	—

			Totals	65	11

We lease all of our stores. Initial lease terms for our stores are approximately 10 years in duration without renewal options. The leases generally provide for a fixed minimum rental plus contingent rent, which is determined as a percentage of gross sales in excess of specified levels.

Item 3.	Legal Proceedings

We may be involved from time to time, as a plaintiff or a defendant, in various routine legal proceedings incident to the ordinary course of our business. In the ordinary course, we are involved in the policing of our intellectual property rights. As part of our policing program, from time to time we file lawsuits in the United States and abroad, alleging acts of trademark counterfeiting, trademark infringement, trademark dilution, and ancillary and pendent state and foreign law claims. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise as affirmative defenses, or as counterclaims, the purported invalidity or unenforceability of our proprietary rights. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or financial condition.

Item 4.	Mine Safety Disclosure

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “VRA” since our initial public offering on October 21, 2010. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period in our two most recent fiscal years:

	High	Low
Fiscal 2013 Quarter ended:
February 2, 2013	$30.25	$22.00
October 27, 2012	31.00	20.22
July 28, 2012	26.38	18.91
April 28, 2012	39.48	26.00
Fiscal 2012 Quarter ended:
January 28, 2012	$45.78	$28.43
October 29, 2011	45.91	24.83
July 30, 2011	52.36	35.66
April 30, 2011	49.75	32.30

As of March 22, 2013, we had approximately 29 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of February 2, 2013:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	223,621	—	5,771,076
Equity compensation plans not approved by security holders	—	—	—

Total	223,621	—	5,771,076

(1)	Approved before our initial public offering.

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

Company/Market/Peer Group	10/21/2010	1/29/2011	1/28/2012	2/02/2013
Vera Bradley, Inc.	$100.00	$211.56	$214.56	$161.25
S&P 500 Index	$100.00	$108.89	$114.69	$134.89
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$110.58	$157.90	$146.75

Item 6.	Selected Financial Data

The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for the most recent three fiscal years presented and the selected balance sheet data for the fiscal years ended February 2, 2013, and January 28, 2012, are derived from our audited consolidated financial statements included in Item 8 of this report. The selected income statement data for the fiscal years ended January 30, 2010, and January 31, 2009, and selected balance sheet data for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009, are derived from our audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
($ in thousands, except per share data and as otherwise indicated)	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Consolidated Statement of Income Data:
Net revenues	$541,148	$460,843	$366,057	$288,940	$238,577
Cost of sales	232,867	203,220	156,910	137,803	115,473

Gross profit	308,281	257,623	209,147	151,137	123,104
Selling, general, and administrative expenses	204,412	169,427	163,053	116,168	109,195
Other income	6,277	7,975	7,225	10,743	13,282

Operating income	110,146	96,171	53,319	45,712	27,191
Interest expense (income), net	679	1,147	1,625	1,604	2,511

Income before income taxes	109,467	95,024	51,694	44,108	24,680
Income tax expense (2)	40,597	37,103	5,496	889	1,009

Net income	$68,870	$57,921	$46,198	$43,219	$23,671

Basic weighted-average shares outstanding (3)	40,536	40,507	36,813	35,441	35,441
Diluted weighted-average shares outstanding (3)	40,571	40,542	36,851	35,441	35,441
Basic net income per share (3)	$1.70	$1.43	$1.25	$1.22	$0.67
Diluted net income per share (3)	1.70	1.43	1.25	1.22	0.67

Net Revenues by Segment:
Direct	$292,564	$225,287	$151,118	$96,111	$71,123
Indirect	248,584	235,556	214,939	192,829	167,454

Total	$541,148	$460,843	$366,057	$288,940	$238,577

Store Data (4):
Total stores open at end of year	76	56	39	27	21
Comparable-store sales increase (5)	3.4%	10.9%	25.8%	36.4%	8.0%
Total gross square footage at end of year	156,310	113,504	74,426	50,506	39,285
Average net revenues per gross square foot (6)	$1,083	$1,042	$851	$615	$578

	As of
($ in thousands)	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,603	$4,922	$13,953	$6,509	$776
Working capital	145,641	106,234	91,919	61,238	62,498
Total assets	198,340	219,513	206,039	153,752	149,931
Long-term debt, including current portion	15,095	25,184	67,017	30,136	58,825
Shareholders’ equity	194,255	124,007	64,322	77,893	57,947

(1)	The Company utilizes a 52-53 week fiscal year end. In January 2008, we changed our fiscal year end from December 31 to the Saturday closest to January 31. As a result of this change, fiscal 2009 included activity for more than 52 weeks. This was a one-time occurrence and did not have a material effect on our results of operations. Fiscal 2013 consisted of 53 weeks. Fiscals 2012, 2011 and 2010 consisted of 52 weeks.
(2)	On October 3, 2010, we converted from an “S” Corporation to a “C” Corporation for income-tax purposes. For additional information, see Note 6 to the Consolidated Financial Statements included in this report.
(3)	On October 18, 2010, we effectuated a 35.437-for-1 stock split of all outstanding shares of our common stock. We have changed all historical share and per share information to reflect this stock split.
(4)	Includes full-price and outlet stores. Our first full-price store opened in September 2007 and our first outlet store opened in November 2009.
(5)

Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Calculation excludes e-commerce sales and sales for the 53rd week in fiscal 2013.

(6)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive summary

Below is a summary of our strategic progress and financial highlights:

Strategic Progress

•	We successfully opened 20 new full-price and outlet stores during the year in both current and underpenetrated markets.

•	We continued to build on our positive momentum at Dillard’s and are now in all 284 locations, as of the launch of the Spring assortment in the fourth quarter.

•

Nearly 62 million people visited VeraBradley.com, a 45% increase over the prior year. We consistently rank among the top in number of annual website visits compared to our most closely related peer companies.

•	We adjusted our release cadence to better align with when our customer shops.

•	In November, we completed the expansion of our distribution center, doubling the capacity to 400,000 square feet to better serve our customer base.

•	We contributed approximately $1 million to the Vera Bradley Foundation supporting breast cancer research.

•	Our August event at the iconic Stage at Isetan Shinjuku location in Tokyo further demonstrated that our customer base in Japan enjoys the brand and product in a similar way as in the U.S.

Financial Highlights

•	Net revenues increased 17.4% to $541.1 million in fiscal 2013 compared to $460.8 million in fiscal 2012.

•	Direct segment sales increased 29.9% to $292.6 million in fiscal 2013 compared to $225.3 million in fiscal 2012. Comparable store net sales for fiscal 2013 increased 3.4%.

•	Indirect segment sales increased 5.5% to $248.6 million in fiscal 2013 compared to $235.6 million in fiscal 2012.

•	Gross profit was $308.3 million (57.0% of net revenue) in fiscal 2013 compared to $257.6 million (55.9% of net revenue) in fiscal 2012.

•	Selling, general and administrative expenses were $204.4 million (37.8% of net revenue) in fiscal 2013 compared to $169.4 million (36.8% of net revenue) in fiscal 2012.

•	Operating income was $110.1 million (20.4% of net revenue) in fiscal 2013 compared to $96.2 million (20.9% of net revenue) in fiscal 2012.

•	Net income was $68.9 million in fiscal 2013 compared to $57.9 million in fiscal 2012.

•	Diluted net income per share increased 18.9% to $1.70 in fiscal 2013 from $1.43 in fiscal 2012.

•	Cash and cash equivalents were $9.6 million at February 2, 2013.

•	Cash generated from operations was $51.5 million in fiscal 2013 and was used to fund capital expenditures of $35.9 million and pay down debt by $10 million in fiscal 2013.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures.

Net Revenues

Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-price and outlet stores, department store locations in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to Indirect specialty retailers and department stores.

Comparable-Store Sales

Comparable-store sales are calculated based upon our stores that have been open at least 12 full fiscal months as of the end of the reporting period. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable-store sales may not be comparable to similar data made available by other companies. Non-comparable store sales include sales from stores not included in comparable-store sales. Comparable store sales do not include e-commerce sales.

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

Gross profit can be impacted by changes in volume, fluctuations in sales price, operational efficiencies, such as leveraging of fixed costs, promotional activities, such as free shipping, and commodity prices such as cotton, and labor in Asia.

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses include selling; advertising, marketing, and product development; and administrative. Selling expenses include Direct business expenses such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the last three fiscal years, both in dollars and as a percentage of our net revenues.

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. As such, fiscal year 2013 ended on February 2, 2013 and reflected a 53-week period; fiscal years 2012 and 2011 ended on January 28, 2012, and January 29, 2011, respectively and reflected 52-week periods. The inclusion of the 53rd week in fiscal 2013 resulted in incremental net revenues of approximately $4.9 million and approximately $0.02 per diluted share.

	Fiscal Year Ended (1)
($ in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Statement of Income Data:
Net revenues	$541,148	$460,843	$366,057
Cost of sales	232,867	203,220	156,910

Gross profit	308,281	257,623	209,147
Selling, general, and administrative expenses	204,412	169,427	163,053
Other income	6,277	7,975	7,225

Operating income	110,146	96,171	53,319
Interest expense, net	679	1,147	1,625

Income before income taxes	109,467	95,024	51,694
Income tax expense	40,597	37,103	5,496

Net income	$68,870	$57,921	$46,198

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	43.0%	44.1%	42.9%

Gross profit	57.0%	55.9%	57.1%
Selling, general, and administrative expenses	37.8%	36.8%	44.5%
Other income	1.2%	1.7%	2.0%

Operating income	20.4%	20.9%	14.6%
Interest expense, net	0.1%	0.3%	0.4%

Income before income taxes	20.2%	20.6%	14.1%
Income tax expense	7.5%	8.1%	1.5%

Net income	12.7%	12.6%	12.6%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-price and outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	February 2, 2013	January 28, 2012	January 29, 2011
Net Revenues by Segment:
Direct	$292,564	$225,287	$151,118
Indirect	248,584	235,556	214,939

Total	$541,148	$460,843	$366,057

Percentage of Net Revenues by Segment:
Direct	54.1%	48.9%	41.3%
Indirect	45.9%	51.1%	58.7%

Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Store Data (2):
Total stores open at end of period	76	56	39
Comparable-store sales increase (3)	3.4%	10.9%	25.8%
Total gross square footage at end of period	155,919	113,504	74,426
Average net revenues per gross square foot (4)	$1,083	$1,042	$851

(1)	Fiscal 2013 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Includes only our full-price and outlet stores. Our first full-price store opened in September 2007 and our first outlet store opened in November 2009.
(3)

Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage change of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Comparable store sales do not include e-commerce sales. Calculation excludes sales for the 53rd week in fiscal 2013.

(4)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

Fiscal 2013 Compared to Fiscal 2012

Net Revenues

For fiscal 2013, net revenues increased $80.3 million, or 17.4%, to $541.1 million, from $460.8 million for fiscal 2012, primarily due to increased volume and an additional 7 days included in fiscal 2013 compared to fiscal 2012, which added net revenues of $4.9 million.

Direct. For fiscal 2013, net revenues increased $67.3 million, or 29.9%, to $292.6 million, from $225.3 million for fiscal 2012. This growth resulted primarily from a $44.8 million increase in revenues related to additional full-price and outlet stores; a comparable-store sales increase of $3.4 million, or 3.4%, primarily driven by the improved performance of the product assortment and various in-store events to drive traffic; and an $18.9 million increase in e-commerce revenues due to the continued growth in website traffic. The number of our stores grew from 56 at the end of fiscal 2012 to 76 at the end of fiscal 2013.

Indirect. For fiscal 2013, net revenues increased $13.0 million, or 5.5%, to $248.6 million, from $235.6 million for fiscal 2012, due to growth in the number of department store locations and increased sales volume to our specialty retailers.

Gross Profit

For fiscal 2013, gross profit increased $50.7 million, or 19.7%, to $308.3 million, from $257.6 million for fiscal 2012. As a percentage of net revenues, gross profit increased to 57.0% for fiscal 2013, from 55.9% for fiscal 2012. The increase in gross margin was due primarily to operational efficiencies, lower freight expense, positive channel mix, and lower input costs.

Selling, General and Administrative Expenses (SG&A)

For fiscal 2013, SG&A expenses increased $35.0 million, or 20.6%, to $204.4 million, from $169.4 million for fiscal 2012. As a percentage of net revenues, SG&A expenses were 37.8% and 36.8% for fiscal 2013 and fiscal 2012, respectively. The increase as a percentage of net revenues in SG&A expenses was due primarily to increased headcount expenses and increased store operating expenses.

Other Income

For fiscal 2013, other income decreased $1.7 million, or 21.3%, to $6.3 million, from $8.0 million for fiscal 2012. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.

Operating Income

For fiscal 2013, operating income increased $14.0 million, or 14.5%, to $110.1 million, from $96.2 million for fiscal 2012. As a percentage of net revenues, operating income was 20.4% and 20.9% for fiscal 2013 and fiscal 2012, respectively (in thousands).

	Fiscal Year Ended		$ Change	% Change
	February 2, 2013	January 28, 2012
Operating Income:
Direct	$85,059	$68,097	$16,962	24.9%
Indirect	101,059	93,042	8,017	8.6%

	186,118	161,139	24,979	15.5%
Less: Unallocated corporate expenses	(75,972)	(64,968)	(11,004)	16.9%

Operating income	$110,146	$96,171	$13,975	14.5%

Direct. For fiscal 2013, operating income increased $17.0 million, or 24.9%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 29.1% and 30.2% for fiscals 2013 and 2012, respectively. This decrease as a percentage of net revenues in the Direct segment was primarily due to increased store operating expense.

Indirect. For fiscal 2013, operating income increased $8.0 million, or 8.6%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.7% and 39.5% for fiscals 2013 and 2012, respectively. This increase as a percentage of net revenues in the Indirect segment resulted primarily due to leverage of the relatively fixed SG&A expenses, against sales growth.

Corporate Unallocated. For fiscal 2013, unallocated expenses increased $11.0 million, or 16.9%, primarily as a result of increased corporate personnel and marketing costs.

Interest Expense, Net. For fiscal 2013, net interest expense decreased $0.5 million, or 40.8%, to $0.7 million, from $1.1 million in fiscal 2012. The decrease was due to lower average borrowing levels in fiscal 2013.

Income Tax Expense. For fiscal 2013, we recorded income tax expense of $40.6 million at an effective tax rate of 37.1%, compared to 39.0% for fiscal year 2012. The effective tax rate reduction was primarily related to state income tax credits associated with the completion of our distribution center expansion and discrete items recorded primarily during the third quarter. The impact of these items on the effective tax rate was approximately 1.2% for the fiscal year. During fiscal 2012, there were other permanent items that caused a higher rate which did not recur during fiscal 2013 causing the rate to decrease approximately 0.5% compared to the prior year. The effective tax rate also reflects a loss for the Japanese operations for which a tax benefit was not recognized.

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

Liquidity and Capital Resources

General

Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, buildings, debt repayments, operational equipment, and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially increase borrowings under our amended and restated credit agreement, in the near term.

We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and debt payments for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net cash provided by operating activities	$51,492	$51,516	$58,466
Net cash used in investing activities	(35,893)	(18,836)	(9,865)
Net cash used in financing activities	(10,827)	(41,757)	(41,157)

Net Cash Provided by Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash provided by operating activities was $51.5 million in fiscal 2013. Net income increased $10.9 million, non-cash changes in balances increased $12.8 million, and income taxes payable provided an incremental increase of $13.7 million, offset by working capital changes including an incremental inventory build of $24.6 million and an incremental reduction in accounts payable of $12.4 million.

Net cash provided by operating activities was $51.5 million for fiscal 2012 which was primarily driven by our net income in the current year. This is slightly down from $58.5 million for the fiscal year ended January 29, 2011, primarily due to additional income tax payments of $42.9 million in the current year because of the conversion from an “S” Corporation to a “C” Corporation in the prior year making us subject to corporate-level U.S. federal and state income taxes. In addition, cash flow decreased due to timing of payments to our vendors, which was more than offset by the improvements in our supply chain and inventory management processes which allowed inventory levels to grow much less than in fiscal 2011.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.

Net cash used in investing activities was $35.9 million in fiscal 2013, compared to $18.8 million in fiscal 2012. The $17.1 million increase in capital expenditures was driven primarily by the expansion of the distribution facility.

Net cash used in investing activities was $18.8 million in fiscal 2012, compared to $9.9 million in fiscal 2011. The $8.9 million increase in capital expenditures was driven primarily by the investments in new stores, including the opening of 17 stores during fiscal 2012, expansion of the distribution facility, and information technology investments.

Net cash used in investing activities was $9.9 million in fiscal 2011, reflecting capital expenditures of $11.4 million offset in part by $1.5 million of cash provided as a result of the elimination of a compensating balance requirement in connection with the amendment and restatement of our credit agreement.

Capital expenditures for fiscal 2014 are expected to be approximately $20 million, including the build-out of new stores and continued investment in our systems, including the e-commerce platform.

Net Cash Used in Financing Activities

Net cash used in financing activities was $10.8 million in fiscal 2013, primarily resulting from $10.0 million net payments under our amended and restated credit agreement.

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

Amended and Restated Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate our credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of February 2, 2013.

Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At February 2, 2013, the weighted-average interest rate on the $15.0 million of outstanding borrowings under the credit agreement was 1.3%. We had borrowing availability of $110.0 million under the agreement as of February 2, 2013.

On June 1, 2012, Vera Bradley Designs, Inc. entered into an amendment to the credit agreement. The amendment extends the maturity date from October 3, 2015 to June 1, 2017. Certain permitted indebtedness covenants were also amended.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. As of February 2, 2013, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period (5)
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt to financial institutions (1)	$15,000	$—	$—	$15,000	$—
Debt to others (2)	95	58	37	—	—
Operating leases (3)	161,662	20,145	39,756	38,852	62,909
Purchase obligations (4)	32,939	32,939	—	—	—

Total	$209,696	$53,142	$39,793	$53,852	$62,909

(1)	As of February 2, 2013, we had $15.0 million principal amount due on June 1, 2017 under our amended and restated credit agreement. Estimated total interest and facility fee payments of $1.5 million, due through June 1, 2017, based on our outstanding borrowings and the interest rates in effect under our amended and restated credit agreement as of February 2, 2013, have been excluded.
(2)	We have entered into financing agreements with certain vendors. The amounts listed represent the outstanding balances under these agreements.
(3)	Our store leases generally have initial lease terms of 10 years without renewal options. Our future operating lease obligations would change if we were to extend these leases, or if we were to enter into new operating leases.
(4)	Purchase obligations consist primarily of inventory purchase.
(5)	In addition, due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at February 2, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1.2 million of uncertain tax positions have been excluded from the contractual obligations table above.

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

Revenue Recognition

Revenue from the sale of our products is recognized upon customer receipt of the product when collection of the associated receivables is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and ownership and risk of loss have been transferred to the customer, which, for e-commerce and most Indirect sales, reflects an estimate of shipments that customers have not yet received. The adjustment of these shipments is based on actual delivery dates to the customer. Significant changes in shipping terms or delivery times could materially impact our revenues in a given period.

We reserve for projected merchandise returns based on historical experience and other assumptions that we believe to be reasonable. In the Direct business returns are refunded by issuing the same payment tender of the original purchase and in the Indirect business the customer is issued a credit to its account to apply to outstanding invoices. Merchandise exchanges of the same product at the same price are not considered merchandise returns. Product returns are often resalable through our annual outlet sale or other channels. Additionally, we reserve for other potential product credits and for customer shipments not yet received. The total reserve for returns, customer shipments not yet received, and general credits was $4.1 million and $2.6 million at February 2, 2013, and January 28, 2012, respectively. This represents a reduction to operating income of $2.5 million and $1.8 million, respectively.

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

Inventory adjustments of $3.5 million and $3.3 million were recorded for these matters during the fiscal year ended February 2, 2013, and January 28, 2012, respectively. These adjustments related primarily to raw materials of retired patterns, as we have the ability to move retired finished goods through a number of channels, including the annual outlet sale, our website and outlet stores, and through liquidators as needed.

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

From time to time, we utilize interest rate swaps to hedge our interest rate risk. We had no open derivative instruments at February 2, 2013.

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

Item 8. Financial Statements and Supplementary Data

Vera Bradley, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Vera Bradley, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vera Bradley, Inc. and its subsidiaries at February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

April 2, 2013

Vera Bradley, Inc.

Consolidated Balance Sheets

(in thousands)

	February 2, 2013	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$9,603	$4,922
Accounts receivable, net	34,811	38,097
Inventories	131,562	106,967
Prepaid expenses and other current assets	11,016	8,343
Deferred income taxes	11,348	8,010

Total current assets	198,340	166,339
Property, plant, and equipment, net	77,211	52,312
Other assets	1,768	862

Total assets	$277,319	$219,513

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,853	$27,276
Accrued employment costs	14,162	15,738
Other accrued liabilities	16,532	15,297
Income taxes payable	7,094	1,705
Current portion of long-term debt	58	89

Total current liabilities	52,699	60,105
Long-term debt	15,037	25,095
Deferred income taxes	6,078	4,205
Other long-term liabilities	9,250	6,101

Total liabilities	83,064	95,506

Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock; without par value; 200,000 shares authorized, 40,563 and 40,507 shares issued and outstanding, respectively	—	—
Additional paid-in capital	75,675	73,590
Retained earnings	119,190	50,320
Accumulated other comprehensive (loss) income	(610)	97

Total shareholders’ equity	194,255	124,007

Total liabilities and shareholders’ equity	$277,319	$219,513

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net revenues	$541,148	$460,843	$366,057
Cost of sales	232,867	203,220	156,910

Gross profit	308,281	257,623	209,147
Selling, general, and administrative expenses	204,412	169,427	163,053
Other income	6,277	7,975	7,225

Operating income	110,146	96,171	53,319
Interest expense, net	679	1,147	1,625

Income before income taxes	109,467	95,024	51,694
Income tax expense	40,597	37,103	5,496

Net income	$68,870	$57,921	$46,198

Basic weighted-average shares outstanding	40,536	40,507	36,813
Diluted weighted-average shares outstanding	40,571	40,542	36,851
Basic net income per share	$1.70	$1.43	$1.25
Diluted net income per share	1.70	1.43	1.25
Basic distributions per share	—	—	3.58
Pro forma income information (See Note 1):
Income before income taxes			$51,694
Pro forma income tax expense (unaudited)			22,791

Pro forma net income (unaudited)			$28,903

Basic weighted-average shares outstanding			36,813
Diluted weighted-average shares outstanding			36,851
Pro forma basic net income per share (unaudited)			$0.79
Pro forma diluted net income per share (unaudited)			0.78

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$68,870	$57,921	$46,198
Cumulative translation adjustment	(707)	97	—

Comprehensive income	$68,163	$58,018	$46,198

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share data)

	Number of Shares
	Common Stock (Class A) Voting	Common Stock (Class B) Non-Voting	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
Balance at January 30, 2010	2,835	35,437,712	—	$1	$—	$77,892	$—	$77,893
Net income	—	—	—	—	—	46,198	—	46,198
Distributions of retained earnings	—	—	—	—	—	(131,691)	—	(131,691)
Issuance of stock upon vesting of stock-based awards	—	28,881	1,066,123	—	—	—	—	—
Repurchase and retirement of stock	—	(28,881)	—	—	(304)	—	—	(304)
Reorganization (See Note 1)	(2,835)	(35,437,712)	35,440,547	(1)	1	—	—	—
Issuance of stock in IPO, net of costs	—	—	4,000,000	—	56,337	—	—	56,337
Stock-based compensation	—	—	—	—	15,889	—	—	15,889

Balance at January 29, 2011	—	—	40,506,670	$—	$71,923	$(7,601)	$—	$64,322
Net income	—	—	—	—	—	57,921	—	57,921
Recovery of short-swing profit	—	—	—	—	76	—	—	76
Translation adjustments	—	—	—	—	—	—	97	97
Restricted shares vested, net of repurchase for taxes	—	—	50	—	1	—	—	1
Stock-based compensation	—	—	—	—	1,590	—	—	1,590

Balance at January 28, 2012	—	—	40,506,720	$—	$73,590	$50,320	$97	$124,007
Net income	—	—	—	—	—	68,870	—	68,870
Translation adjustments	—	—	—	—	—	—	(707)	(707)
Restricted shares vested, net of repurchase for taxes	—	—	56,336	—	(738)	—	—	(738)
Stock-based compensation	—	—	—	—	2,763	—	—	2,763
Tax related benefit of restricted stock units	—	—	—	—	60	—	—	60

Balance at February 2, 2013	—	—	40,563,056	$—	$75,675	$119,190	$(610)	$194,255

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cash flows from operating activities
Net income	$68,870	$57,921	$46,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	10,834	9,457	8,411
Provision for doubtful accounts	541	553	256
Loss on disposal of property, plant, and equipment	37	51	278
Write-off of unamortized debt-issuance costs	—	—	227
Stock-based compensation	2,763	1,591	15,889
Deferred income taxes	(1,405)	1,638	(5,443)
Changes in assets and liabilities:
Accounts receivable	2,745	(4,350)	(3,543)
Inventories	(25,088)	(10,199)	(30,182)
Other assets	(3,579)	137	(393)
Accounts payable	(12,423)	(2,736)	10,791
Income taxes payable	5,389	(8,305)	10,010
Accrued and other liabilities	2,808	5,758	5,967

Net cash provided by operating activities	51,492	51,516	58,466

Cash flows from investing activities
Purchases of property, plant, and equipment	(35,893)	(18,836)	(11,365)
Restricted cash on deposit	—	—	1,500

Net cash used in investing activities	(35,893)	(18,836)	(9,865)

Cash flows from financing activities
Payments on financial-institution debt	(106,000)	(76,200)	(68,923)
Borrowings on financial-institution debt	96,000	34,450	105,673
Payments on vendor-financed debt	(89)	(83)	(54)
Payments of debt-issuance costs	—	—	(1,104)
Issuance of stock, net of costs	—	—	56,337
Repurchase of stock	—	—	(304)
Payments of distributions	—	—	(132,782)
Shares surrendered for tax withholding	(738)	—	—
Other	—	76	—

Net cash used in financing activities	(10,827)	(41,757)	(41,157)
Effect of exchange rate changes on cash and cash equivalents	(91)	46	—

Increase (decrease) in cash and cash equivalents	4,681	(9,031)	7,444
Cash and cash equivalents, beginning of period	4,922	13,953	6,509

Cash and cash equivalents, end of period	$9,603	$4,922	$13,953

Supplemental disclosure of cash-flow information
Income taxes paid	$36,743	$43,850	$921

Interest paid	$797	$956	$1,117

Supplemental disclosure of non-cash activity
Vendor-financed purchases of property, plant, and equipment	$—	$—	$185

The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Company

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

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Direct and Indirect. The Direct segment consists of sales of Vera Bradley products through our 65 full-price stores, our 11 outlet stores in the United States, 15 department store locations in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. The Indirect business consists of sales of Vera Bradley products to approximately 3,400 specialty retailers, substantially all of which are located in the United States, as well as select department stores and third-party e-commerce sites.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. As such, fiscal 2013 ended on February 2, 2013 and reflected a 53-week period; fiscal 2012 and 2011 ended on January 28, 2012, and January 29, 2011, respectively, and reflected 52-week periods. The inclusion of the 53rd week in fiscal 2013 resulted in incremental revenues of approximately $4.9 million and approximately $0.02 per diluted share.

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

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost and depreciated or amortized over the following estimated useful lives using the straight-line method:

Buildings and building improvements	39.5 years
Furniture and fixtures, and leasehold improvements	5 – 10 years
Computer equipment	3 – 5 years
Software	3 – 5 years
Production equipment	7 years
Vehicles	5 years

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of the Company’s products is recognized upon customer receipt of the product when collection of the associated receivables is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and ownership and risk of loss have been transferred to the customer, which, for e-commerce and most Indirect sales, reflects an adjustment for shipments that customers have not yet received. The adjustment of these shipments is based on actual delivery dates to the customer.

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

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken	Balance at End of Year
Fiscal year ended February 2, 2013	$1,807	$28,656	$(28,318)	$2,145
Fiscal year ended January 28, 2012	1,265	20,804	(20,262)	1,807
Fiscal year ended January 29, 2011	891	14,343	(13,969)	1,265

The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.7 million and $0.6 million at February 2, 2013, and January 28, 2012, respectively.

Cost of Sales

Cost of sales includes material and labor costs, freight, inventory shrinkage, operating lease costs, duty, and other operating expenses, including depreciation of the Company’s distribution center and equipment. Costs and related expenses to manufacture and distribute the products are recorded as cost of sales when the related revenues are recognized.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

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

Total advertising expense was as follows (in thousands):

Fiscal year ended February 2, 2013	$22,495
Fiscal year ended January 28, 2012	20,154
Fiscal year ended January 29, 2011	20,149

Total recovery from Indirect retailers was as follows (in thousands):

Fiscal year ended February 2, 2013	$5,984
Fiscal year ended January 28, 2012	7,692
Fiscal year ended January 29, 2011	6,966

Debt-Issuance Costs

During the fiscal year ended January 29, 2011, in connection with the amendment and restatement of the credit agreement (see Note 5), the Company incurred debt-issuance costs of $1.1 million and wrote off, to interest expense, $0.2 million of unamortized debt-issuance costs relating to certain portions of the original

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

credit agreement. The Company is amortizing the remaining debt-issuance costs to interest expense over the five-year term of the amended and restated credit agreement. Debt-issuance costs, net of accumulated amortization, totaled $0.9 million at both February 2, 2013, and January 28, 2012, and are included in other current assets and other assets on the Consolidated Balance Sheets. Amortization expense of $0.2 million, $0.3 million, and $0.3 million is included in interest expense in the Consolidated Statements of Income for the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011, respectively.

Derivative Instruments

To protect against the risk of adverse interest rate movement, the Company entered into two interest rate swap agreements in the fiscal year ended January 30, 2010, swapping its variable LIBOR-based interest rate on its line of credit with a fixed rate ranging from 0.79% to 1.20%. The Company did not elect hedge accounting and marked these derivative instruments to market, resulting in an insignificant liability and insignificant expense included in other accrued liabilities and selling, general, and administrative expenses as of and for the fiscal year ended January 30, 2010. The interest rate swap agreements had a total notional amount of $20.0 million, of which $10.0 million expired on February 2, 2010, and $10.0 million was terminated on November 8, 2010. The Company recognized insignificant losses upon this expiration and termination of these agreements in the fiscal year ended January 29, 2011.

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

The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of February 2, 2013, and January 28, 2012, approximated their fair values.

The carrying amount for the amended and restated credit agreement (“credit agreement”) approximates fair value at February 2, 2013, and January 28, 2012, as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.

Income Taxes

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

The Company establishes liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

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

3.	Inventories

The components of inventories were as follows (in thousands):

	February 2, 2013	January 28, 2012
Raw materials	$19,490	$10,748
Work in process	836	692
Finished goods	111,236	95,527

Total inventories	$131,562	$106,967

4.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Land	$3,261	$2,145
Building and building improvements	29,163	16,182
Furniture, fixtures, leasehold improvements and computer equipment	74,379	56,510
Production equipment and vehicles	19,947	12,685
Construction in progress	2,198	6,662

	128,948	94,184
Less: Accumulated depreciation and amortization	(51,737)	(41,872)

Property, plant, and equipment, net	$77,211	$52,312

Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2. An impairment charge of $0.2 million was recognized in the fiscal year ended February 2, 2013, for assets related to an underperforming store and is included in selling, general, and administrative expenses in the Consolidated Statements of Income and in depreciation and amortization of property, plant, and equipment in the Consolidated Statements of Cash Flows. The Company did not record any impairment charges in fiscal 2012 or fiscal 2011.

Depreciation and amortization expense associated with property, plant, and equipment (in thousands):

Fiscal year ended February 2, 2013	$10,601
Fiscal year ended January 28, 2012	9,457
Fiscal year ended January 29, 2011	8,411

5.	Debt

Long-term debt consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Financial-institution debt	$15,000	$25,000
Other borrowings	95	184

	15,095	25,184
Less: Current maturities	58	89

	$15,037	$25,095

Future principal payments during the next five years are as follows (in thousands and by fiscal year):

2014	$58
2015	29
2016	8
2017	—
2018	15,000
Thereafter	—

Total	$15,095

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by the Company. The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of February 2, 2013.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At February 2, 2013, the interest rate on the $15.0 million of outstanding borrowings under the credit agreement was 1.30%. The Company had borrowing availability of $110.0 million under the agreement as of February 2, 2013.

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

The components of income tax expense were as follows (in thousands):

	February 2, 2013	January 28, 2012	January 29, 2011
Current:
Federal	$38,065	$31,437	$8,881
Foreign	5	38	—
State	3,992	3,990	2,058

	42,062	35,465	10,939
Deferred:
Federal	(351)	1,591	(4,497)
Foreign	—	—	—
State	(1,114)	47	(946)

	(1,465)	1,638	(5,443)

Total income tax expense	$40,597	$37,103	$5,496

A breakdown of the Company’s income before income taxes is as follows (in thousands):

	February 2, 2013	January 28, 2012	January 29, 2011
Domestic	$111,660	$96,370	$51,578
Foreign	(2,193)	(1,346)	116

Total income before income taxes	$109,467	$95,024	$51,694

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows for the fiscal years ended February 2, 2013, and January 28, 2012 (in thousands):

	February 2, 2013		January 28, 2012		January 29, 2011
Federal taxes at statutory rate	$38,312	35.0%	$33,258	35.0%	$18,093	35.0%
State and local income taxes, net of federal benefit	1,871	1.7	2,624	2.8	1,243	2.4
Impact of foreign operations	(111)	(0.1)	(75)	(0.1)	—	—
Tax effect of earnings not subject to federal inc. tax due to S-Corp status	—	—	—	—	(13,464)	(26.0)
Nondeductible stock-based compensation	—	—	—	—	1,198	2.3
Impact of change in tax status	—	—	—	—	(1,760)	(3.4)
Foreign valuation allowance	885	0.8	600	0.6	—	—
Valuation allowance on capital loss	—	—	194	0.2	—	—
Other	(360)	(0.3)	502	0.5	186	0.3

Total income tax expense	$40,597	37.1%	$37,103	39.0%	$5,496	10.6%

During fiscal year 2013, the Company continued retail operations in Japan which began in fiscal 2012. During the fiscal year, these retail activities incurred a loss. The Company has not recorded a tax benefit for this loss due to the uncertainty regarding the future realizability of the tax benefit of this loss. Accordingly, a valuation allowance of $0.9 million was recorded for the Japanese entity. If not used, this carryforward will expire in fiscal year 2020.

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

Prior to October 3, 2010, Vera Bradley Designs, Inc. was taxed as an “S” Corporation for federal income tax purposed under Section 1362 of the Internal Revenue Code, and therefore was not subject to federal and state income taxes (subject to exception in a limited number of state and local jurisdictions that do not recognize the “S” Corporation status). As a result of the conversion to a “C” Corporation, the Company recorded a net deferred tax asset and one-time deferred tax benefit of $1.8 million in fiscal year 2011. This benefit of $1.8 million reflects the company’s original estimate of the one-time benefit as well as changes to that estimate resulting from intervening enactments of depreciation-related tax legislation and the Company’s completion of its final “S” Corporation tax return. In addition, during the portion of fiscal year 2011 in which it operated as a “C” Corporation, the company recognized stock-based compensation expense associated with restricted-stock awards, a portion of which was permanently non-deductible, the tax impact of which was $1.2 million.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred tax assets:
Compensation and benefits	$4,202	$3,572
Inventories	5,348	4,255
Deferred credits from landlords	5,082	2,406
Foreign operating loss	1,485	600
Other	2,330	1,595

Subtotal deferred tax assets	18,447	12,428
Less: valuation allowances	(1,679)	(794)

Total deferred tax assets	16,768	11,634
Deferred tax liabilities:
Property, plant, and equipment	(9,871)	(6,943)
Other	(1,627)	(886)

Total deferred tax liabilities	(11,498)	(7,829)

Net deferred tax assets	$5,270	$3,805

Uncertain Tax Positions

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) for the fiscal years ended February 2, 2013, and January 28, 2012, is as follows (in thousands):

	February 2, 2013	January 28, 2012
Beginning balance	$887	$441
Increases in unrecognized tax benefits as a result of current-year activity	349	446
Increases for unrecognized tax benefits of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Ending balance	$1,236	$887

As of February 2, 2013, of the $1.2 million of total unrecognized tax benefits, $0.8 million, which is net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. It is unlikely that any of total unrecognized tax benefits as of February 2, 2013, will change in the next twelve months. The Company recognized $0.5 million and $0.02 million of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended January 28, 2012 and January 29, 2011.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Income tax returns for calendar year 2010 to present are open for examination in the federal jurisdiction and in significant state jurisdictions. Taxable income/loss in foreign jurisdictions are not material.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

7.	Leases

The Company is party to non-cancellable operating leases. Future minimum lease payments under the non-cancelable operating leases through expiration are as follows (in thousands and by fiscal year):

	Non-Related Party	Related Party
2014	$19,510	$635
2015	19,505	518
2016	19,733	—
2017	19,712	—
2018	19,140	—
Thereafter	62,909	—

	$160,509	$1,153

Rental expense for all leases was as follows (in thousands):

Fiscal year ended February 2, 2013	$20,609
Fiscal year ended January 28, 2012	15,358
Fiscal year ended January 29, 2011	10,337

Lease terms generally range from five to ten years with options to renew for varying terms. Future minimum lease payments relate primarily to the lease of retail space. Additionally, several lease agreements contain a provision for payments based on a percentage of sales in addition to the stated lease payments. Percentage rent was $2.3 million, $1.6 million and $0.7 million for fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011, respectively.

The Company leases two of its facilities from leasing companies owned by certain shareholders and directors. In March 2011, we extended our lease with Milburn LLC. Lease expense related to this arrangement with Milburn, LLC, was $0.2 million in each of the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011, respectively. In March 2011, we entered into a lease with Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. Lease expense for fiscal years ended February 2, 2013, and January 28, 2012, related to this arrangement with Great Dane Realty, LLC, was approximately $0.5 million and $0.4 million, respectively.

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

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

Also in conjunction with the Reorganization, on October 18, 2010, the Company recapitalized all of its Class A Voting Common Stock and Class B Non-Voting Common Stock into a single class of common stock and effectuated a 35.437-for-1 stock split of all outstanding shares of its common stock. The Company’s articles of incorporation, as amended on October 18, 2010, authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of February 2, 2013, or January 28, 2012.

9.	Stock-Based Compensation

The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $2.8 million and $1.6 million, in the fiscal years ended February 2, 2013, and January 28, 2012, respectively. The Company recognized stock-based compensation expense of $15.9 million, and a related tax benefit of $3.1 million, in the fiscal year ended January 29, 2011.

Awards of Restricted-Stock Units

The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units as well as other equity awards.

During the fiscal year ended February 2, 2013, the Company granted a total of 179,865 time-based and performance-based restricted stock units to certain employees under the 2010 Equity and Incentive Plan with an aggregate fair value of $5.3 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.

The time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over three years.

Performance-based restricted stock units vest upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment throughout the three-year performance period and the Company’s achievement of annual net income targets during the three-year performance period. The Company is recognizing the expense relating to these units, net of estimated forfeitures and based on the probable outcome of achievement of the net income targets, on a straight-line basis over three years.

The following table summarizes information about restricted-stock units as of and for the year ended February 2, 2013 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2012	160	$33.49	—	$—
Granted	94	29.76	86	29.62
Vested	(81)	27.51	—	—
Forfeited	(23)	31.40	(10)	29.62

Nonvested units outstanding at February 2, 2013	150	$34.71	76	$29.62

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

As of February 2, 2013, there was $4.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted stock units for which restrictions lapsed (vested) during 2013 was $2.4 million. No restricted-stock awards were granted, vested, or forfeited for the year ended February 2, 2013.

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

The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 50% match of an employee’s contribution to the plan up to a maximum employer contribution of either 10% of the employee’s annual compensation or the annual legal allowable contribution limit, whichever is lower. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of February 2, 2013, and January 28, 2012, no discretionary profit sharing payments had been approved. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended February 2, 2013	$1,507
Fiscal year ended January 28, 2012	1,231
Fiscal year ended January 29, 2011	1,019

12.	Related-Party Transactions

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

For each of the periods presented, the Company made charitable contributions of 10% of the net proceeds from the sale of inventory of certain designated patterns to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). The Foundation was founded by two of the Company’s directors, who are also on the board of directors of the Foundation. The liability associated with this commitment was approximately $0.4 million and $0.3 million at February 2, 2013, and January 28, 2012, respectively, which is included in other accrued liabilities in the Consolidated Balance Sheets. The associated expense, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended February 2, 2013	$982
Fiscal year ended January 28, 2012	1,046
Fiscal year ended January 29, 2011	1,259

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

13.	Earnings Per Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and restricted-stock units. The components of basic and diluted net income per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Numerator:
Net income	$68,870	$57,921	$46,198
Denominator:
Weighted-average number of common shares (basic)	40,536	40,507	36,813
Dilutive effect of stock-based awards	35	35	38

Weighted-average number of common shares (diluted)	40,571	40,542	36,851

Earnings per share:
Basic	$1.70	$1.43	$1.25

Diluted	$1.70	$1.43	$1.25

As of February 2, 2013, the amount of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive was immaterial. As of February 2, 2013, there were no additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations.

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

The Indirect segment represents revenues generated through the distribution of Company-branded products to approximately 3,400 specialty Indirect retailers and department store partners across the United States. The Direct segment includes the Company’s full-price and outlet stores, department store locations in Japan, the Company’s websites, verabradley.com and verabradley.co.jp, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers. No customer accounted for 10% or more of the Company’s net revenues during fiscal year 2013, 2012 and 2011.

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

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

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

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Segment net revenues:
Direct	$292,564	$225,287	$151,118
Indirect	248,584	235,556	214,939

Total	$541,148	$460,843	$366,057

Segment operating income:
Direct	$85,059	$68,097	$46,443
Indirect	101,059	93,042	91,690

Total	$186,118	$161,139	$138,133

Reconciliation:
Segment operating income	$186,118	$161,139	$138,133
Less:
Unallocated corporate expenses	(75,972)	(64,968)	(84,814)

Operating income	$110,146	$96,171	$53,319

Sales outside of the United States were included in the Direct segment and are considered immaterial.

Revenues to external customers for Vera Bradley brand products are attributable to sales of handbags, accessories, and travel and leisure items. Other revenue to external customers primarily includes revenue from our annual outlet sale, home products, merchandising, freight, and licensing revenues. Net revenues by product category are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net revenues:
Handbags	$214,307	$193,861	$174,447
Accessories	167,929	144,575	113,127
Travel and Leisure Items	77,667	68,385	44,951
Other	81,245	54,022	33,532

Total	$541,148	$460,843	$366,057

As of February 2, 2013 and January 28, 2012, substantially all of the Company’s long-lived assets were located in the United States.

Vera Bradley, Inc.

Notes to Consolidated Financial Statements

15.	Quarterly Financial Information (Unaudited)

The table below sets forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration, except the fourth quarter of fiscal year ended February 2, 2013, which was fourteen weeks.

	Fiscal Year Ended February 2, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$117,201	$123,037	$138,346	$162,564
Gross profit	65,302	68,612	80,228	68,425
Operating income	20,810	21,799	27,571	39,966
Net income	12,626	13,373	17,742	25,129
Basic net income per common share	0.31	0.33	0.44	0.62
Diluted net income per common share	0.31	0.33	0.44	0.62

	Fiscal Year Ended January 28, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$101,390	$103,789	$121,149	$134,515
Gross profit	56,444	59,628	65,678	75,873
Operating income	19,060	22,926	21,519	32,666
Net income	11,224	13,633	12,962	20,102
Basic net income per common share	0.28	0.34	0.32	0.50
Diluted net income per common share	0.28	0.34	0.32	0.50

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Michael C. Ray, the Chief Executive Officer of the Company, and Kevin J. Sierks, the Vice President – Controller, Chief Accounting Officer, and Interim Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of February 2, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of February 2, 2013.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 41 of this Annual Report on Form 10-K.

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

The information set forth in the Proxy Statement for the 2013 Annual Meeting of Shareholders under the headings “Nominees for Election as Class III Directors at the 2013 Annual Meeting,” “Directors Continuing in Office,” “Director Nominations,” “Family Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Business – Executive Officers” in this Form 10-K is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth in the Proxy Statement for the 2013 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis”, and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement for the 2013 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth in Part II, Item 5 of this Form 10-K under the heading “Dividends” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement for the 2013 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our 2013 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2013.

Vera Bradley, Inc.

/s/ Kevin J. Sierks
Kevin J. Sierks
Vice President – Controller, Chief Accounting Officer and Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin J. Sierks and Michael C. Ray, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 2, 2013.

Signature	Title

/s/ Michael C. Ray Michael C. Ray	Director and Chief Executive Officer (principal executive officer)

/s/ Kevin J. Sierks Kevin J. Sierks	Vice President – Controller, Chief Accounting Officer and Interim Chief Financial Officer (principal financial officer)

/s/ Barbara Bradley Baekgaard Barbara Bradley Baekgaard	Director

/s/ Richard Baum Richard Baum	Director

/s/ Robert J. Hall Robert J. Hall	Director

/s/ Karen Kaplan Karen Kaplan	Director

/s/ John E. Kyees John E. Kyees	Director

Signature	Title

/s/ Matthew McEvoy Matthew McEvoy	Director

/s/ P. Michael Miller P. Michael Miller	Director

/s/ Patricia R. Miller Patricia R. Miller	Director

/s/ Frances P. Philip Frances P. Philip	Director

/s/ Edward M. Schmults Edward M. Schmults	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Letter Agreement with Jeffrey A. Blade (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3	Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.4	Form of Restricted Stock Award Agreement under Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.5	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.6	Amended and Restated Credit Agreement dated as of October 4, 2010 among Vera Bradley Designs, Inc. and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.7	Parent Guaranty dated as of October 4, 2010 made by Vera Bradley, Inc. in favor of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.8	Reaffirmation of Guaranty and Security Documents dated as of October 4, 2010 by Vera Bradley Designs, Inc., Vera Bradley Retail Stores, LLC and Vera Bradley International, LLC for the benefit of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.9	Form of Lock-Up Agreement (filed as Exhibit D to Exhibit 1.1) (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.10	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.11	Form of Share Repurchase Agreement (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.12	2011 Restricted Stock Unit Terms And Conditions for Employees (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.13	2011 Restricted Stock Unit Terms And Conditions for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

Exhibit No.	Description

10.14	Lease Agreement, dated as of March 28, 2011, by and between Vera Bradley Designs, Inc., as tenant, and Great Dane Realty, LLC, as landlord (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.15	Lease Extension, dated April 19, 2011, by and between Vera Bradley, Inc., as tenant, and Milburn, LLC, as landlord (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.16	Underwriting Agreement, dated April 13, 2011, with Robert W. Baird & Co. Incorporated, Piper Jaffray & Co. and the underwriters named therein (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.17	Fiscal 2013 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.18	Fiscal 2013 Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.19	Fiscal 2013 Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.20	Form of Time-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.21	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.22	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 1, 2012, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.23*	Letter of Agreement with Kevin J. Sierks

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101	The following materials from the Vera Bradley, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011; (ii) Consolidated Balance Sheets as of February 2, 2013, and January 28, 2012; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011; and (v) related notes. **

*	Filed herewith
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.