Form 10-Q
period 2013-05-04
Vera Bradley, Inc.
filed 2013-06-12
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2013

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

The registrant had 40,603,279 shares of its common stock outstanding as of June 12, 2013.

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

For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	May 4, 2013	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$8,229	$9,603
Accounts receivable, net	26,758	34,811
Inventories	138,949	131,562
Prepaid expenses and other current assets	9,211	11,016
Deferred income taxes	11,860	11,348

Total current assets	195,007	198,340
Property, plant, and equipment, net	79,652	77,211
Other assets	1,630	1,768

Total assets	$276,289	$277,319

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,768	$14,853
Accrued employment costs	9,571	14,162
Other accrued liabilities	18,335	16,532
Income taxes payable	5,761	7,094
Current portion of long-term debt	42	58

Total current liabilities	51,477	52,699
Long-term debt	5,030	15,037
Deferred income taxes	6,102	6,078
Other long-term liabilities	10,134	9,250

Total liabilities	72,743	83,064

Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,603 and 40,563 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	76,032	75,675
Retained earnings	128,379	119,190
Accumulated other comprehensive (loss) income	(865)	(610)

Total shareholders’ equity	203,546	194,255

Total liabilities and shareholders’ equity	$276,289	$277,319

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net revenues	$123,033	$117,201
Cost of sales	54,567	51,899

Gross profit	68,466	65,302
Selling, general, and administrative expenses	55,227	47,191
Other income	1,951	2,699

Operating income	15,190	20,810
Interest expense, net	141	191

Income before income taxes	15,049	20,619
Income tax expense	5,860	7,993

Net income	$9,189	$12,626

Basic weighted-average shares outstanding	40,580	40,515
Diluted weighted-average shares outstanding	40,624	40,547
Basic earnings per share	$0.23	$0.31
Diluted earnings per share	$0.23	$0.31

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$9,189	$12,626
Cumulative translation adjustment	(255)	(183)

Comprehensive income	$8,934	$12,443

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities
Net income	$9,189	$12,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	3,323	2,268
Provision for doubtful accounts	(213)	195
Loss on disposal of property, plant, and equipment	2	21
Stock-based compensation	806	625
Deferred income taxes	(548)	(155)
Changes in assets and liabilities:
Accounts receivable	8,266	1,793
Inventories	(7,567)	8,587
Prepaid expenses and other assets	1,943	(8)
Accounts payable	2,915	3,919
Income taxes payable	(1,333)	5,669
Accrued and other liabilities	(1,904)	(4,857)

Net cash provided by operating activities	14,879	30,683

Cash flows from investing activities
Purchases of property, plant, and equipment	(5,811)	(11,512)

Net cash used in investing activities	(5,811)	(11,512)

Cash flows from financing activities
Payments on financial-institution debt	(35,000)	(32,750)
Borrowings on financial-institution debt	25,000	15,000
Payments on vendor-financed debt	(23)	(22)
Tax withholdings for equity compensation	(389)	(265)

Net cash used in financing activities	(10,412)	(18,037)

Effect of exchange rate changes on cash and cash equivalents	(30)	(34)

Net increase (decrease) in cash and cash equivalents	(1,374)	1,100
Cash and cash equivalents, beginning of period	9,603	4,922

Cash and cash equivalents, end of period	$8,229	$6,022

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Description of the Company and Basis of Presentation

The terms “Company” and “Vera Bradley” refer to Vera Bradley, Inc. and its subsidiaries, except where context requires or where otherwise indicated.

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories primarily for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-price and outlet stores in the United States, department store locations in Japan, its websites, verabradley.com and verabradley.co.jp, and its annual outlet sale in Fort Wayne, Indiana. As of May 4, 2013, the Company operated 72 full-price stores and 13 outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 3,400 specialty retailers, substantially all of which are located in the United States, as well as select department stores and third party e-commerce sites.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed with the SEC.

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 4, 2013, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 4, 2013, and April 28, 2012, refer to the thirteen-week periods ended on those dates.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosures include: (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The changes in accumulated other comprehensive income balance by component will be disaggregated to separately present reclassification adjustments and current-period other comprehensive income. Significant items reclassified out of accumulated other comprehensive income by component are required to be presented either on the face of the statement of income or as separate disclosure in the notes to the financial statements. These additional disclosures may be presented before-tax or net-of tax as long as the income tax benefit or expense attributed to each component of other comprehensive income and reclassification adjustments is presented in the financial statement or in the notes to the financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2012 and should be applied prospectively. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on our Interim Condensed Consolidated Financial Statements.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

2.	Earnings Per Share

Earnings per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock. The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Numerator:
Net income	$9,189	$12,626
Denominator:
Weighted-average number of common shares (basic)	40,580	40,515
Dilutive effect of stock-based awards	44	32

Weighted-average number of common shares (diluted)	40,624	40,547

Earnings per share:
Basic	$0.23	$0.31

Diluted	$0.23	$0.31

As of May 4, 2013 and April 28, 2012, the amount of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive were immaterial. As of May 4, 2013, there were no additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations.

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

The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of May 4, 2013, and April 28, 2012, approximated their fair values.

The carrying amount for the amended and restated credit agreement (“credit agreement”) approximates fair value at May 4, 2013, and April 28, 2012, as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.

4.	Inventories

The components of inventories were as follows (in thousands):

	May 4, 2013	February 2, 2013
Raw materials	$18,825	$19,490
Work in process	940	836
Finished goods	119,184	111,236

Total inventories	$138,949	$131,562

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

5.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	May 4, 2013	February 2, 2013
Financial-institution debt	$5,000	$15,000
Other borrowings	72	95

	5,072	15,095
Less: Current maturities	42	58

	$5,030	$15,037

At May 4, 2013, the interest rate on outstanding borrowings under the Company’s $125.0 million amended and restated credit agreement was 1.30%, and the Company had borrowing availability of $120.0 million under the agreement.

6.	Income Taxes

The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.

The effective tax rate for the thirteen weeks ended May 4, 2013 was 38.9% which is comparable to 38.8% for the thirteen weeks ended April 28, 2012.

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

Awards of Restricted Stock Units

During the thirteen weeks ended May 4, 2013, the Company granted a total of 244,814 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan. During the thirteen weeks ended April 28 2012, the Company granted a total of 174,354 time-based and performance-based restricted stock units with an aggregate fair value of $5.2 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

The time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. The Company is recognizing the expense relating to these units, net of estimated forfeitures, on a straight-line basis over three years. Beginning in fiscal 2014, all restricted stock awards issued to non-employee Directors vest after a one-year period from grant date. The Company is recognizing the expense relating to these units, net of estimated forfeitures, on a straight-line basis over one year.

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

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

The following table sets forth a summary of restricted stock unit activity for the period ended May 4, 2013 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 2, 2013	150	$34.71	76	$29.62
Granted	139	23.72	105	23.63
Vested	(56)	36.14	—	—
Forfeited	—	—	—	—

Nonvested units outstanding at May 4, 2013	233	$27.80	181	$26.13

As of May 4, 2013, there was $8.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.3 years.

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

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Segment net revenues:
Direct	$73,687	$59,225
Indirect	49,346	57,976

Total	$123,033	$117,201

Segment operating income:
Direct	$16,965	$15,379
Indirect	17,739	22,438

Total	$34,704	$37,817

Reconciliation:
Segment operating income	$34,704	$37,817
Less:
Unallocated corporate expenses	(19,514)	(17,007)

Operating income	$15,190	$20,810

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen weeks ended May 4, 2013, and April 28, 2012. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.

Executive summary

Below is a summary of our strategic progress and financial highlights:

Strategic Progress

•	We successfully opened seven new full-price and two new outlet stores during the first quarter in both current and new markets.

•	We grew traffic 23% at VeraBradley.com.

•	We successfully launched our expanded Baby line in March 2013.

•	We announced our relationship with Disney Theme Parks produce Disney-inspired handbags and accessories to be sold in Disney parks.

Financial Highlights

•	Net revenues increased 5.0% to $123.0 million in the first quarter of fiscal 2014 compared to $117.2 million in the first quarter of fiscal 2013.

•

Direct segment sales increased 24.4% to $73.7 million in the first quarter of fiscal 2014 compared to $59.2 million in the first quarter of fiscal 2013. Comparable store net sales for the first quarter of fiscal 2014 increased 0.9%.

•	Indirect segment sales decreased 14.9% to $49.3 million in the first quarter of fiscal 2014 compared to $58.0 million in the first quarter of fiscal 2013.

•	Gross profit was $68.5 million (55.6% of net revenue) in the first quarter of fiscal 2014 compared to $65.3 million (55.7% of net revenue) in the first quarter of fiscal 2013.

•

Selling, general and administrative expenses were $55.2 million (44.9% of net revenue) in the first quarter of fiscal 2014 compared to $47.2 million (40.3% of net revenue) in the first quarter of fiscal 2013.

•	Operating income was $15.2 million (12.3% of net revenue) in the first quarter of fiscal 2014 compared to $20.8 million (17.8% of net revenue) in the first quarter of fiscal 2013.

•	Net income was $9.2 million in the first quarter of fiscal 2014 compared to $12.6 million in the first quarter of fiscal 2013.

•	Diluted net income per share was $0.23 in the first quarter of fiscal 2014 compared to $0.31 in the first quarter of fiscal 2013.

•	Cash and cash equivalents were $8.2 million at May 4, 2013.

•	Cash generated from operations of $14.9 million was used to fund capital expenditures of $5.8 million and pay down debt by $10 million in the first quarter of fiscal 2014.

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

Recent Events

Vera Bradley announced June 5, 2013 that Michael Ray informed the Board of Directors that he plans to retire as Chief Executive Officer. The Board is conducting a search for his successor, and Mr. Ray will continue to serve as Chief Executive Officer until a successor is in place.

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$123,033	$117,201
Cost of sales	54,567	51,899

Gross profit	68,466	65,302
Selling, general, and administrative expenses	55,227	47,191
Other income	1,951	2,699

Operating income	15,190	20,810
Interest expense, net	141	191

Income before income taxes	15,049	20,619
Income tax expense	5,860	7,993

Net income	$9,189	$12,626

Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	44.4%	44.3%

Gross profit	55.6%	55.7%
Selling, general, and administrative expenses	44.9%	40.3%
Other income	1.6%	2.3%

Operating income	12.3%	17.8%
Interest expense, net	0.1%	0.2%

Income before income taxes	12.2%	17.6%
Income tax expense	4.8%	6.8%

Net income	7.5%	10.8%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(unaudited)	(unaudited)
Net Revenues by Segment:
Direct	$73,687	$59,225
Indirect	49,346	57,976

Total	$123,033	$117,201

Percentage of Net Revenue by Segment:
Direct	59.9%	50.5%
Indirect	40.1%	49.5%

Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(unaudited)	(unaudited)
Operating Income by Segment:
Direct	$16,965	$15,379
Indirect	17,739	22,438

Total	$34,704	$37,817

Less:
Corporate unallocated	(19,514)	(17,007)

Total	$15,190	$20,810

Operating Income as a Percentage of Net Revenues by Segment:
Direct	23.0%	26.0%
Indirect	35.9%	38.7%
Store Data: (1)
Total stores open at end of period	85	62
Comparable-store sales increase (2)	0.9%	4.3%
Total gross square footage at end of period	176,437	126,655
Average net revenues per gross square foot (3)	$226	$216

(1)	Includes only our full-price and outlet stores.
(2)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Calculation excludes e-commerce sales.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended May 4, 2013, Compared to Thirteen Weeks Ended April 28, 2012

Net Revenues

For the thirteen weeks ended May 4, 2013, net revenues increased $5.8 million, or 5.0%, to $123.0 million, from $117.2 million in the comparable prior-year period.

Direct. For the thirteen weeks ended May 4, 2013, net revenues in the Direct segment increased $14.5 million, or 24.4%, to $73.7 million, from $59.2 million in the comparable prior-year period. This growth resulted from an $8.2 million increase in revenues related to the opening of new stores, a $5.1 million increase in e-commerce revenues primarily due to continued growth in website traffic, and a comparable-store sales increase of $0.2 million, or 0.9%. The aggregate number of our full-price and outlet stores grew from 62 at April 28, 2012, to 85 at May 4, 2013.

Indirect. For the thirteen weeks ended May 4, 2013, net revenues in the Indirect segment decreased $8.6 million, or 14.9%, to $49.3 million, from $58.0 million in the comparable prior-year period, driven by decreasing orders from specialty retailers in this uncertain consumer environment.

Gross Profit

For the thirteen weeks ended May 4, 2013, gross profit increased $3.2 million, or 4.8%, to $68.5 million, from $65.3 million in the comparable prior-year period. As a percentage of net revenues, gross profit was consistent at 55.6% and 55.7% for the thirteen weeks ended May 4, 2013, and April 28, 2012, respectively.

Selling, General and Administrative Expenses (SG&A)

For the thirteen weeks ended May 4, 2013, SG&A expenses increased $8.0 million, or 17.0%, to $55.2 million, from $47.2 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 44.9% and 40.3% for the thirteen weeks ended May 4, 2013, and April 28, 2012, respectively. The increase in SG&A expenses as a percentage of net revenues was primarily due to fixed expenses being spread over lower revenues in the Indirect segment and comparable full-price stores, as well as the annualization of employee-related expenses.

Other Income

For the thirteen weeks ended May 4, 2013, other income decreased $0.7 million, or 27.7%, to $2.0 million, from $2.7 million in the comparable prior-year period. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.

Operating Income

For the thirteen weeks ended May 4, 2013, operating income decreased $5.6 million, or 27.0%, to $15.2 million, from $20.8 million in the comparable prior-year period. As a percentage of net revenues, operating income was 12.3% and 17.8% for the thirteen weeks ended May 4, 2013, and April 28, 2012, respectively.

Direct. For the thirteen weeks ended May 4, 2013, operating income in the Direct segment increased $1.6 million, or 10.3%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 23.0% and 26.0% for the thirteen weeks ended May 4, 2013, and April 28, 2012, respectively. This decrease as a percentage of net revenues in the Direct segment was primarily due to the gross margin impact of promotional activity in our outlet stores, fixed payroll costs spread across lower revenue in our full-price stores, and start-up costs related to three additional stores opened this quarter, compared to the prior year.

Indirect. For the thirteen weeks ended May 4, 2013, operating income in the Indirect segment decreased $4.7 million, or 20.9%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 35.9% and 38.7% for the thirteen weeks ended May 4, 2013, and April 28, 2012, respectively. This decrease as a percentage of net revenues in the Indirect segment resulted primarily from fixed expenses spread over lower revenues.

Corporate Unallocated. For the thirteen weeks ended May 4, 2013, unallocated expenses increased $2.5 million, or 14.7%, primarily as a result of higher advertising costs and corporate personnel costs.

Interest Expense, Net

For the thirteen weeks ended May 4, 2013, net interest expense decreased $0.1 million, or 26.2%, to $0.1 million, from $0.2 million in the comparable prior-year period. The decrease of $0.1 million was due primarily to lower average borrowing levels in the thirteen weeks ended May 4, 2013.

Income Tax Expense

The effective tax rate for the thirteen weeks ended May 4, 2013 was 38.9% which is comparable to 38.8% for the thirteen weeks ended April 28, 2012.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net cash provided by operating activities	$14,879	$30,683
Net cash used in investing activities	(5,811)	(11,512)
Net cash used in financing activities	(10,412)	(18,037)

Net Cash Provided by Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash provided by operating activities for the thirteen weeks ended May 4, 2013 was $14.9 million, compared to $30.7 million for the thirteen weeks ended April 28, 2012. The $15.8 million decrease in cash provided by operating activities was primarily due to increased net cash outflows from operating assets and liabilities driven by an increase in inventory levels.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.

Net cash used in investing activities was $5.8 million and $11.5 million for the thirteen weeks ended May 4, 2013, and April 28, 2012, respectively. The $5.7 million decrease in capital expenditures from the prior year was primarily due to the investment in the distribution facility expansion in fiscal 2013.

Capital expenditures for fiscal 2014 are expected to be approximately $20 million, including the build-out of new stores and continued investment in our systems, including our e-commerce platform.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our credit agreement.

Net cash used in financing activities was $10.4 million for the thirteen weeks ended May 4, 2013, primarily due to $10.0 million of net payments used to reduce debt under our amended and restated credit agreement.

Net cash used in financing activities was $18.0 million for the thirteen weeks ended April 28, 2012, resulting primarily from $17.8 million of net payments under our amended and restated credit agreement.

Amended and Restated Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate our credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of May 4, 2013.

Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. At May 4, 2013, the weighted-average interest rate on the $5.0 million of outstanding borrowings under the credit agreement was 1.3%. We had borrowing availability of $120.0 million under the agreement as of May 4, 2013.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. There was no significant change to any of the critical accounting policies and estimates described in the Annual Report.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosures include: (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The changes in accumulated other comprehensive income balance by component will be disaggregated to separately present reclassification adjustments and current-period other comprehensive income. Significant items reclassified out of accumulated other comprehensive income by component are required to be presented either on the face of the statement of income or as separate disclosure in the notes to the financial statements. These additional disclosures may be presented before-tax or net-of tax as long as the income tax benefit or expense attributed to each component of other comprehensive income and reclassification adjustments is presented in the financial statement or in the notes to the financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2012 and should be applied prospectively. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on our Interim Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 4, 2013, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February  2, 2013.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Controller, Chief Accounting Officer, and Interim Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Controller, Chief Accounting Officer, and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 4, 2013.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There has been no material change to our risk factors as previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

ITEM 6. EXHIBITS

a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2014 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2014 Outside Director Restricted Stock Unit Terms and Conditions

10.3	Fiscal 2014 Annual Incentive Compensation Plan (Executives)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income and Comprehensive Income for the Thirteen Weeks ended May 4, 2013 and April 28, 2012; (ii) Consolidated Balance Sheets at May 4, 2013 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2013 and April 28, 2012, and (iv) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: June 12, 2013	/s/ Kevin J. Sierks

Kevin J. Sierks
Vice President – Controller, Chief Accounting Officer and Interim
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fiscal 2014 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2014 Outside Director Restricted Stock Unit Terms and Conditions

10.3	Fiscal 2014 Annual Incentive Compensation Plan (Executives)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income and Comprehensive Income for the Thirteen Weeks ended May 4, 2013 and April 28, 2012; (ii) Consolidated Balance Sheets at May 4, 2013 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2013 and April 28, 2012, and (iv) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.