Form 10-Q
period 2013-08-03
Vera Bradley, Inc.
filed 2013-09-11
CIK 1495320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2013

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

The registrant had 40,605,409 shares of its common stock outstanding as of September 11, 2013.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	August 3, 2013	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$9,331	$9,603
Accounts receivable, net	35,494	34,811
Inventories	142,864	131,562
Prepaid expenses and other current assets	9,706	11,016
Deferred income taxes	12,372	11,348

Total current assets	209,767	198,340
Property, plant, and equipment, net	82,346	77,211
Other assets	1,438	1,768

Total assets	$293,551	$277,319

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,224	$14,853
Accrued employment costs	8,442	14,162
Other accrued liabilities	19,967	16,532
Income taxes payable	2,026	7,094
Current portion of long-term debt	—	58

Total current liabilities	56,659	52,699
Long-term debt	—	15,037
Deferred income taxes	6,123	6,078
Other long-term liabilities	11,300	9,250

Total liabilities	74,082	83,064

Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,604 and 40,563 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	77,029	75,675
Retained earnings	143,330	119,190
Accumulated other comprehensive loss	(890)	(610)

Total shareholders’ equity	219,469	194,255

Total liabilities and shareholders’ equity	$293,551	$277,319

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net revenues	$125,372	$123,037	$248,405	$240,238
Cost of sales	53,599	54,425	108,166	106,324

Gross profit	71,773	68,612	140,239	133,914
Selling, general, and administrative expenses	48,336	47,833	103,563	95,024
Other income	630	1,020	2,581	3,719

Operating income	24,067	21,799	39,257	42,609
Interest expense, net	82	152	223	343

Income before income taxes	23,985	21,647	39,034	42,266
Income tax expense	9,034	8,274	14,894	16,267

Net income	$14,951	$13,373	$24,140	$25,999

Basic weighted-average shares outstanding	40,603	40,532	40,592	40,524
Diluted weighted-average shares outstanding	40,623	40,568	40,624	40,557
Basic net income per share	$0.37	$0.33	$0.59	$0.64
Diluted net income per share	$0.37	$0.33	$0.59	$0.64

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$14,951	$13,373	$24,140	$25,999
Cumulative translation adjustment	(25)	166	(280)	(17)

Comprehensive income	$14,926	$13,539	$23,860	$25,982

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities
Net income	$24,140	$25,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	6,796	4,759
Provision for doubtful accounts	(117)	347
Loss on disposal of property, plant, and equipment	9	25
Stock-based compensation	1,820	1,431
Deferred income taxes	(1,039)	(277)
Changes in assets and liabilities:
Accounts receivable	(566)	(11,529)
Inventories	(11,507)	(10,928)
Prepaid expenses and other assets	1,640	(641)
Accounts payable	11,371	17,740
Income taxes payable	(5,068)	(1,705)
Accrued and other liabilities	(475)	240

Net cash provided by operating activities	27,004	25,461

Cash flows from investing activities
Purchases of property, plant, and equipment	(11,976)	(22,704)

Net cash used in investing activities	(11,976)	(22,704)

Cash flows from financing activities
Payments on financial-institution debt	(45,000)	(62,750)
Borrowings on financial-institution debt	30,000	63,000
Tax withholdings for equity compensation	(406)	(269)
Other financing activities, net	145	(43)

Net cash used in financing activities	(15,261)	(62)

Effect of exchange rate changes on cash and cash equivalents	(39)	(5)

Net increase (decrease) in cash and cash equivalents	(272)	2,690
Cash and cash equivalents, beginning of period	9,603	4,922

Cash and cash equivalents, end of period	$9,331	$7,612

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Description of the Company and Basis of Presentation

The terms “Company” and “Vera Bradley” refer to Vera Bradley, Inc. and its subsidiaries, except where context requires or where otherwise indicated.

Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories primarily for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-price and outlet stores in the United States, department store locations in Japan, its websites, verabradley.com and verabradley.co.jp, and its annual outlet sale in Fort Wayne, Indiana. As of August 3, 2013, the Company operated 80 full-price stores and 14 outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 3,400 specialty retailers, substantially all of which are located in the United States, as well as select department stores, national accounts, and third party e-commerce sites.

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

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the twenty-six weeks ended August 3, 2013, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 3, 2013, and July 28, 2012, refer to the thirteen-week periods ended on those dates.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Numerator:
Net income	$14,951	$13,373	$24,140	$25,999
Denominator:
Weighted-average number of common shares (basic)	40,603	40,532	40,592	40,524
Dilutive effect of stock-based awards	20	36	32	33

Weighted-average number of common shares (diluted)	40,623	40,568	40,624	40,557

Earnings per share:
Basic	$0.37	$0.33	$0.59	$0.64

Diluted	$0.37	$0.33	$0.59	$0.64

As of August 3, 2013 and July 28, 2012, there was an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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

The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of August 3, 2013, and July 28, 2012, approximated their fair values.

The carrying amount for the amended and restated credit agreement (“credit agreement”) approximated its fair value at July 28, 2012 as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

4.	Inventories

The components of inventories were as follows (in thousands):

	August 3, 2013	February 2, 2013
Raw materials	$19,441	$19,490
Work in process	908	836
Finished goods	122,515	111,236

Total inventories	$142,864	$131,562

5.	Debt

Long-term debt consisted of the following (in thousands):

	August 3, 2013	February 2, 2013
Financial-institution debt	$—	$15,000
Other borrowings	—	95

	—	15,095
Less: Current maturities	—	58

	$—	$15,037

During the quarter ended August 3, 2013, the interest rate on outstanding borrowings under the Company’s $125.0 million credit agreement was 1.30%, and the Company had borrowing availability of $125.0 million under the agreement.

6.	Income Taxes

The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.

The effective tax rate for the thirteen weeks ended August 3, 2013, was 37.7%, compared to 38.2% for the thirteen weeks ended July 28, 2012.

The effective tax rate for the twenty-six weeks ended August 3, 2013, was 38.2%, compared to 38.5% for the twenty-six weeks ended July 28, 2012.

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

Awards of Restricted Stock Units

During the thirteen weeks ended August 3, 2013, the Company did not grant any time-based restricted stock units under the 2010 Equity and Incentive Plan compared to a total of 3,158 time-based restricted stock units with an aggregate fair value of $0.1 million granted in the same period of the prior year.

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

During the twenty-six weeks ended August 3, 2013, the Company granted a total of 244,814 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 177,512 time-based and performance-based restricted stock units with an aggregate fair value of $5.3 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

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

The following table sets forth a summary of restricted stock unit activity for the period ended August 3, 2013 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 2, 2013	150	$34.71	76	$29.62
Granted	139	23.72	105	23.63
Vested	(58)	35.97	—	—
Forfeited	(4)	28.25	(3)	26.25

Nonvested units outstanding at August 3, 2013	227	$27.76	178	$26.13

As of August 3, 2013, there was $6.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

The Direct segment includes the Company’s full-price and outlet stores, department store locations in Japan, the Company’s websites, verabradley.com and verabradley.co.jp, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers. The Indirect segment represents revenues generated through the distribution of Company-branded products to approximately 3,400 specialty retailers, substantially all of

Vera Bradley, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

which are located in the United States, as well as select department stores, national accounts and third party e-commerce sites. Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, merchandising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Segment net revenues:
Direct	$75,016	$65,692	$148,703	$124,917
Indirect	50,356	57,345	99,702	115,321

Total	$125,372	$123,037	$248,405	$240,238

Segment operating income:
Direct	$19,118	$16,252	$36,083	$31,631
Indirect	21,806	23,664	39,545	46,102

Total	$40,924	$39,916	$75,628	$77,733

Reconciliation:
Segment operating income	$40,924	$39,916	$75,628	$77,733
Less:
Unallocated corporate expenses	(16,857)	(18,117)	(36,371)	(35,124)

Operating income	$24,067	$21,799	$39,257	$42,609

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen and twenty-six weeks ended August 3, 2013, and July 28, 2012. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.

Executive Summary

Below is a summary of our strategic progress and financial highlights:

Strategic Progress

•	We opened eight new full-price stores and one outlet store during the second quarter in both current and new markets.

•

We announced the expansion of our current design and distribution centers, both of which are located just outside of Fort Wayne, Indiana, to create a company campus for the majority of our office personnel increasing efficiency and ease of collaboration.

•	We grew traffic by 20% at VeraBradley.com.

Quarterly Financial Summary

•	Net revenues increased 1.9% to $125.4 million.

•	Direct segment sales increased 14.2% to $75.0 million. Comparable store net sales declined 3.7%.

•	Indirect segment sales decreased 12.2% to $50.4 million.

•	Gross profit was $71.8 million (57.2% of net revenue).

•	Operating income was $24.1 million (19.2% of net revenue).

•	Net income was $15.0 million or $0.37 per dilutive share.

•	Cash and cash equivalents were $9.3 million at August 3, 2013.

•	Cash generated from operations of $27.0 million was used to fund capital expenditures of $6.2 million and pay down debt by $5 million.

•	Long-term debt was paid off as of August 3, 2013.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures.

Net Revenues

Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-price and outlet stores, department store locations in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts and third party e-commerce sites.

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

Results of Operations

The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$125,372	$123,037	$248,405	$240,238
Cost of sales	53,599	54,425	108,166	106,324

Gross profit	71,773	68,612	140,239	133,914
Selling, general, and administrative expenses	48,336	47,833	103,563	95,024
Other income	630	1,020	2,581	3,719

Operating income	24,067	21,799	39,257	42,609
Interest expense, net	82	152	223	343

Income before income taxes	23,985	21,647	39,034	42,266
Income tax expense	9,034	8,274	14,894	16,267

Net income	$14,951	$13,373	$24,140	$25,999

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.8%	44.2%	43.5%	44.3%

Gross profit	57.2%	55.8%	56.5%	55.7%
Selling, general, and administrative expenses	38.6%	38.9%	41.7%	39.6%
Other income	0.5%	0.8%	1.0%	1.6%

Operating income	19.2%	17.7%	15.8%	17.7%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Income before income taxes	19.1%	17.6%	15.7%	17.6%
Income tax expense	7.2%	6.7%	6.0%	6.8%

Net income	11.9%	10.9%	9.7%	10.8%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues by Segment:
Direct	$75,016	$65,692	$148,703	$124,917
Indirect	50,356	57,345	99,702	115,321

Total	$125,372	$123,037	$248,405	$240,238

Percentage of Net Revenues by Segment:
Direct	59.8%	53.4%	59.9%	52.0%
Indirect	40.2%	46.6%	40.1%	48.0%

Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Income by Segment:
Direct	$19,118	$16,252	$36,083	$31,631
Indirect	21,806	23,664	39,545	46,102

Total	$40,924	$39,916	$75,628	$77,733

Less:
Corporate unallocated	(16,857)	(18,117)	(36,371)	(35,124)

Total	$24,067	$21,799	$39,257	$42,609

Operating Income as a Percentage of Net Revenues by Segment:
Direct	25.5%	24.7%	24.3%	25.3%
Indirect	43.3%	41.3%	39.7%	40.0%
Store Data: (1)
Total stores open at end of period	94	70	94	70
Comparable-store sales increase (decrease) (2)	(3.7)%	5.3%	(1.8)%	4.9%
Total gross square footage at end of period	195,816	142,142	195,816	142,142
Average net revenues per gross square foot (3)	$270	$292	$490	$510

(1)	Includes only our full-price and outlet stores
(2)	Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months as of the end of the period. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Calculation excludes e-commerce sales.
(3)	Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended August 3, 2013, Compared to Thirteen Weeks Ended July 28, 2012

Net Revenues

For the thirteen weeks ended August 3, 2013, net revenues increased $2.3 million, or 1.9%, to $125.4 million, from $123.0 million in the comparable prior-year period.

Direct. For the thirteen weeks ended August 3, 2013, net revenues in the Direct segment increased $9.3 million, or 14.2%, to $75.0 million, from $65.7 million in the comparable prior-year period. This growth resulted primarily from a $9.8 million increase in revenues related to additional full-price and outlet stores, and a $0.4 million increase in e-commerce revenues due primarily to increased traffic. This growth was partially offset by a comparable-store sales decrease of $1.4 million, or 3.7%, primarily driven by an underperforming product offering and a decrease in store traffic. The aggregate number of our full-price and outlet stores grew from 70 at July 28, 2012, to 94 at August 3, 2013.

Indirect. For the thirteen weeks ended August 3, 2013, net revenues in the Indirect segment decreased $6.9 million, or 12.2%, to $50.4 million, from $57.3 million in the comparable prior-year period, driven by continued decreases in orders from specialty retailers across all geographies. This reduction in sales from the specialty retailers was partially offset by an increase in revenue from the department store channel.

Gross Profit

For the thirteen weeks ended August 3, 2013, gross profit increased $3.2 million, or 4.6%, to $71.8 million, from $68.6 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.2% for the thirteen weeks ended August 3, 2013, from 55.8% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to fewer incentives offered to our specialty retailers compared to the prior year.

Selling, General and Administrative Expenses

For the thirteen weeks ended August 3, 2013, SG&A expenses increased $0.5 million, or 1.1%, to $48.3 million, from $47.8 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 38.6% for the thirteen weeks ended August 3, 2013, from 38.9% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to cost management measures, as well as reductions in variable compensation expense associated with company performance, partially offset by the deleveraging of store operating expenses.

Other Income

For the thirteen weeks ended August 3, 2013, other income decreased $0.4 million, or 38.2%, to $0.6 million, from $1.0 million in the comparable prior-year period. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.

Operating Income

For the thirteen weeks ended August 3, 2013, operating income increased $2.3 million, or 10.4%, to $24.1 million, from $21.8 million in the comparable prior-year period. As a percentage of net revenues, operating income was 19.2% and 17.7% for the thirteen weeks ended August 3, 2013, and July 28, 2012, respectively.

Direct. For the thirteen weeks ended August 3, 2013, operating income in the Direct segment increased $2.9 million, or 17.6%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 25.5% and 24.7% for the thirteen weeks ended August 3, 2013, and July 28, 2012, respectively. This increase as a percentage of net revenues in the Direct segment was due primarily to improved gross margin.

Indirect. For the thirteen weeks ended August 3, 2013, operating income in the Indirect segment decreased $1.9 million, or 7.9%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 43.3% and 41.3% for the thirteen weeks ended August 3, 2013, and July 28, 2012, respectively. This increase as a percentage of net revenues in the Indirect segment resulted primarily from a decrease in variable compensation expense, the impact of additional department store doors and cost management measures.

Corporate Unallocated. For the thirteen weeks ended August 3, 2013, unallocated expenses decreased $1.3 million, or 7.0%, primarily due to cost management measures, as well as reductions in variable compensation expense associated with company performance, partially offset by an increase in corporate personnel costs.

Income Tax Expense

The effective tax rate for the thirteen weeks ended August 3, 2013, was 37.7%, compared to 38.2% for the thirteen weeks ended July 28, 2012.

Twenty-Six Weeks Ended August 3, 2013, Compared to Twenty-Six Weeks Ended July 28, 2012

Net Revenues

For the twenty-six weeks ended August 3, 2013, net revenues increased $8.2 million, or 3.4%, to $248.4 million, from $240.2 million in the comparable prior-year period.

Direct. For the twenty-six weeks ended August 3, 2012, net revenues in the Direct segment increased $23.8 million, or 19.0%, to $148.7 million, from $124.9 million in the comparable prior-year period. This growth resulted primarily from a $17.9 million increase in revenues related to additional full-price and outlet stores, and a $5.5 million increase in e-commerce revenues due primarily to increased traffic. This growth was partially offset by a comparable-store sales decrease of $1.2 million, or 1.8%, primarily driven by a decrease in store traffic. The aggregate number of our full-price and outlet stores grew from 70 at July 28, 2012 to 94 at August 3, 2013.

Indirect. For the twenty-six weeks ended August 3, 2013, net revenues in the Indirect segment decreased $15.6 million, or 13.5%, to $99.7 million, from $115.3 million in the comparable prior-year period, driven by continued decreases in orders from specialty retailers across all geographies and all sizes of retailers. This reduction in sales from the specialty retailers was partially offset by an increase in revenue from the department store channel.

Gross Profit

For the twenty-six weeks ended August 3, 2013, gross profit increased $6.3 million, or 4.7%, to $140.2 million, from $133.9 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 56.5% for the twenty-six weeks ended July 28, 2012, from 55.7% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to fewer incentives offered to our specialty retailers compared to the prior year.

Selling, General, and Administrative Expenses

For the twenty-six weeks ended August 3, 2013, SG&A expenses increased $8.5 million, or 9.0%, to $103.6 million, from $95.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 41.7% and 39.6% for the fiscal quarters ended August 3, 2013, and July 28, 2012, respectively. The increase in SG&A expenses as a percentage of net revenues was primarily due to fixed expenses being spread over lower revenues in the Indirect segment, the deleveraging of store operating expenses, and the impact of employee-related expenses from headcount added in the second half of fiscal 2013.

Other Income

For the twenty-six weeks ended August 3, 2013, other income decreased $1.1 million, or 30.6%, to $2.6 million, from $3.7 million in the comparable prior-year period. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.

Operating Income

For the twenty-six weeks ended August 3, 2013, operating income decreased $3.4 million, or 7.9%, to $39.3 million, from $42.6 million in the comparable prior-year period. As a percentage of net revenues, operating income was 15.8% and 17.7% for the twenty-six weeks ended August 3, 2013, and July 28, 2012, respectively.

Direct. For the twenty-six weeks ended August 3, 2013, operating income in the Direct segment increased $4.5 million, or 14.1%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 24.3% and 25.3% for the twenty-six weeks ended August 3, 2013, and July 28, 2012, respectively. This decrease as a percentage of net revenues in the Direct segment was primarily due to the gross margin impact of promotional activity in our stores, increased store payroll costs spread across lower revenue in our comparable full-price stores, and build-out costs related to four additional stores opened this year, compared to the prior year.

Indirect. For the twenty-six weeks ended August 3, 2013, operating income in the Indirect segment decreased $6.6 million, or 14.2%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was consistent at 39.7% and 40.0% for the twenty-six weeks ended August 3, 2013, and July 28, 2012, respectively, reflecting lower variable compensation on the lower revenues as well as certain cost management measures.

Corporate Unallocated. For the twenty-six weeks ended August 3, 2013, unallocated expenses increased $1.2 million, or 3.6%, primarily as a result of higher corporate personnel costs, which were partially offset by cost management measures, as well as reductions in variable compensation expense associated with company performance.

Income Tax Expense

The effective tax rate for the twenty-six weeks ended August 3, 2013, was 38.2%, compared to 38.5% for the twenty-six weeks ended July 28, 2012.

Liquidity and Capital Resources

General

Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with operational equipment, buildings, information technology, opening new stores, and debt repayments. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially increase borrowings under our amended and restated credit agreement, in the near term.

We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and debt payments for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
	(unaudited)	(unaudited)
Net cash provided by operating activities	$27,004	$25,461
Net cash used in investing activities	(11,976)	(22,704)
Net cash used in financing activities	(15,261)	(62)

Net Cash Provided by Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.

Net cash provided by operating activities for the twenty-six weeks ended August 3, 2013 was $27.0 million, compared to $25.5 million for the twenty-six weeks ended July 28, 2012.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.

Net cash used in investing activities was $12.0 million and $22.7 million for the twenty-six weeks ended August 3, 2013, and July 28, 2012, respectively. The $10.7 million decrease in capital expenditures was due primarily to the expansion of the distribution facility in fiscal 2013, partially offset by an increased investment in new stores, including the opening of 18 stores during the twenty-six weeks ended August 3, 2013, compared to 14 stores during the twenty-six weeks ended July 28, 2012.

Capital expenditures for fiscal year 2014 are expected to be approximately $30.0 million, which includes approximately $10.0 million related to the design center and distribution center corporate office expansions.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our credit agreement.

Net cash used in financing activities was $15.3 million and less than $0.1 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

Credit Agreement

On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate our credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of August 3, 2013.

Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. During the quarter ended August 3, 2013, the interest rate on outstanding borrowings under the Company’s $125.0 million credit agreement was 1.30%. At August 3, 2013, the Company had borrowing availability of $125.0 million under the agreement.

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

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 3, 2013, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Controller, Chief Accounting Officer, and Interim Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Controller, Chief Accounting Officer, and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 3, 2013.

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

ITEM 6.	EXHIBITS

a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended August 3, 2013 and July 28, 2012; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended August 3, 2013 and July 28, 2012; (iii) Consolidated Balance Sheets at August 3, 2013 and July 28, 2012; (iv) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012, and (v) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: September 11, 2013	/s/ Kevin J. Sierks

Kevin J. Sierks
Vice President – Controller, Chief Accounting Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101	The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended August 3, 2013 and July 28, 2012; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended August 3, 2013 and July 28, 2012; (iii) Consolidated Balance Sheets at August 3, 2013 and July 28, 2012; (iv) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012, and (v) Notes to Consolidated Financial Statements. **

*	Furnished, not filed.
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.