Form 10-Q
period 2013-11-02
Vera Bradley, Inc.
filed 2013-12-12
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number: 001-34918

___________________________
VERA BRADLEY, INC.
(Exact name of registrant as specified in its charter)
 ___________________________

Indiana	27-2935063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2208 Production Road, Fort Wayne, Indiana	46808
(Address of principal executive offices)	(Zip Code)
(877) 708-8372
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
 ___________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 40,606,731 shares of its common stock outstanding as of December 12, 2013.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	November 2, 2013	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$13,712	$9,603
Accounts receivable, net	42,922	34,811
Inventories	150,512	131,562
Income taxes receivable	1,632	—
Prepaid expenses and other current assets	9,964	11,016
Deferred income taxes	12,373	11,348
Total current assets	231,115	198,340
Property, plant, and equipment, net	81,969	77,211
Other assets	1,289	1,768
Total assets	$314,373	$277,319
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,595	$14,853
Accrued employment costs	11,691	14,162
Other accrued liabilities	20,526	16,532
Income taxes payable	—	7,094
Current portion of long-term debt	—	58
Total current liabilities	59,812	52,699
Long-term debt	—	15,037
Deferred income taxes	6,539	6,078
Other long-term liabilities	12,249	9,250
Total liabilities	78,600	83,064
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,606 and 40,563 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	78,061	75,675
Retained earnings	158,556	119,190
Accumulated other comprehensive loss	(844)	(610)
Total shareholders’ equity	235,773	194,255
Total liabilities and shareholders’ equity	$314,373	$277,319
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net revenues	$130,094	$138,346	$378,499	$378,584
Cost of sales	58,161	58,118	166,327	164,442
Gross profit	71,933	80,228	212,172	214,142
Selling, general, and administrative expenses	48,771	53,598	152,334	148,622
Other income	1,027	941	3,608	4,660
Operating income	24,189	27,571	63,446	70,180
Interest expense, net	58	172	281	515
Income before income taxes	24,131	27,399	63,165	69,665
Income tax expense	8,905	9,657	23,799	25,924
Net income	$15,226	$17,742	$39,366	$43,741
Basic weighted-average shares outstanding	40,605	40,534	40,596	40,527
Diluted weighted-average shares outstanding	40,652	40,574	40,633	40,563
Basic net income per share	$0.37	$0.44	$0.97	$1.08
Diluted net income per share	$0.37	$0.44	$0.97	$1.08
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$15,226	$17,742	$39,366	$43,741
Cumulative translation adjustment	47	(189)	(234)	(206)
Comprehensive income	$15,273	$17,553	$39,132	$43,535
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities
Net income	$39,366	$43,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	10,651	7,424
Provision for doubtful accounts	(190)	370
Loss on disposal of property, plant, and equipment	9	25
Stock-based compensation	2,857	2,198
Deferred income taxes	(624)	(548)
Changes in assets and liabilities:
Accounts receivable	(7,921)	(9,139)
Inventories	(19,154)	(28,489)
Prepaid expenses and other assets	1,531	(2,397)
Accounts payable	12,742	9,407
Income taxes payable	(8,726)	(1,647)
Accrued and other liabilities	4,305	1,292
Net cash provided by operating activities	34,846	22,237
Cash flows from investing activities
Purchases of property, plant, and equipment	(15,418)	(32,114)
Net cash used in investing activities	(15,418)	(32,114)
Cash flows from financing activities
Payments on financial-institution debt	(45,000)	(70,750)
Borrowings on financial-institution debt	30,000	81,000
Tax withholdings for equity compensation	(411)	(736)
Other financing activities, net	122	(66)
Net cash (used in) provided by financing activities	(15,289)	9,448
Effect of exchange rate changes on cash and cash equivalents	(30)	(25)
Net increase (decrease) in cash and cash equivalents	4,109	(454)
Cash and cash equivalents, beginning of period	9,603	4,922
Cash and cash equivalents, end of period	$13,712	$4,468
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

1.    Description of the Company and Basis of Presentation
The terms “Company” and “Vera Bradley” refer to Vera Bradley, Inc. and its subsidiaries, except where context requires or where otherwise indicated.
Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories primarily for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-price and outlet stores in the United States, department store locations in Japan, its websites, verabradley.com and verabradley.co.jp, and its annual outlet sale in Fort Wayne, Indiana. As of November 2, 2013, the Company operated 84 full-price stores and 15 outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 3,400 specialty retailers, substantially all of which are located in the United States, as well as select department stores, national accounts, and third party e-commerce sites.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended November 2, 2013, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended November 2, 2013, and October 27, 2012, refer to the thirteen-week periods ended on those dates.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-2”). This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosures include: (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The changes in accumulated other comprehensive income balance by component will be disaggregated to separately present reclassification adjustments and current-period other comprehensive income. Significant items reclassified out of accumulated other comprehensive income by component are required to be presented either on the face of the statement of income or as separate disclosure in the notes to the financial statements. These additional disclosures may be presented before-tax or net-of tax as long as the income tax benefit or expense attributed to each component of other comprehensive income and reclassification adjustments is presented in the financial statement or in the notes to the financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2012 and should be applied prospectively. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
In October 2012, the FASB issued ASU 2012-4, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Numerator:
Net income	$15,226	$17,742	$39,366	$43,741
Denominator:
Weighted-average number of common shares (basic)	40,605	40,534	40,596	40,527
Dilutive effect of stock-based awards	47	40	37	36
Weighted-average number of common shares (diluted)	40,652	40,574	40,633	40,563
Earnings per share:
Basic	$0.37	$0.44	$0.97	$1.08
Diluted	$0.37	$0.44	$0.97	$1.08
As of November 2, 2013 and October 27, 2012, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of November 2, 2013, and October 27, 2012, approximated their fair values.
The carrying amount for the amended and restated credit agreement (“credit agreement”) approximated its fair value at October 27, 2012 as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.

4.    Inventories
The components of inventories were as follows (in thousands):

	November 2, 2013	February 2, 2013
Raw materials	$17,461	$19,490
Work in process	838	836
Finished goods	132,213	111,236
Total inventories	$150,512	$131,562

5.    Debt
Long-term debt consisted of the following (in thousands):

	November 2, 2013	February 2, 2013
Financial-institution debt	$—	$15,000
Other borrowings	—	95
	—	15,095
Less: Current maturities	—	58
	$—	$15,037
During the quarter ended November 2, 2013, the Company had borrowing availability of $125.0 million under the credit agreement.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended November 2, 2013, was 36.9%, compared to 35.2% for the thirteen weeks ended October 27, 2012. The effective tax rate increase was primarily related to discrete items recorded during the third quarter in the prior year, partially offset by a lower net operating loss in Japan for the thirteen weeks ended November 2, 2013.
The effective tax rate for the thirty-nine weeks ended November 2, 2013, was 37.7%, compared to 37.2% for the thirty-nine weeks ended October 27, 2012. The effective tax rate increase was primarily related to discrete items recorded during the third quarter in the prior year, partially offset by a lower net operating loss in Japan for the thirty-nine weeks ended November 2, 2013.

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
Awards of Restricted Stock Units
During the thirteen weeks ended November 2, 2013, the Company granted 2,546 time-based restricted stock units with an aggregate fair value of $0.1 million under the 2010 Equity and Incentive Plan compared to a total of 2,353 time-based restricted stock units with an aggregate fair value of $0.1 million granted in the same period of the prior year.

 During the thirty-nine weeks ended November 2, 2013, the Company granted a total of 247,360 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million to certain employees and non-

employee directors under the 2010 Equity and Incentive Plan compared to a total of 179,865 time-based and performance-based restricted stock units with an aggregate fair value of $5.3 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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
The following table sets forth a summary of restricted stock unit activity for the period ended November 2, 2013 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 2, 2013	150	$34.71	76	$29.62
Granted	142	23.64	105	23.63
Vested	(60)	35.01	—	—
Forfeited	(12)	28.84	(13)	26.26
Nonvested units outstanding at November 2, 2013	220	$27.81	168	$26.12
As of November 2, 2013, there was $5.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.8 years.

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
The Direct segment includes the Company’s full-price and outlet stores, department store locations in Japan, the Company’s websites, verabradley.com and verabradley.co.jp, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers. The Indirect segment represents revenues generated through the distribution of Company-branded products to approximately 3,400 specialty retailers, substantially all of which are located in the United States, as well as key accounts, which include select department stores, national accounts and third party e-commerce sites. Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, merchandising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Segment net revenues:
Direct	$68,857	$64,318	$217,560	$189,234
Indirect	61,237	74,028	160,939	189,350
Total	$130,094	$138,346	$378,499	$378,584
Segment operating income:
Direct	$14,861	$17,745	$50,944	$49,376
Indirect	25,956	30,301	65,501	76,403
Total	$40,817	$48,046	$116,445	$125,779
Reconciliation:
Segment operating income	$40,817	$48,046	$116,445	$125,779
Less:
Unallocated corporate expenses	(16,628)	(20,475)	(52,999)	(55,599)
Operating income	$24,189	$27,571	$63,446	$70,180

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen and thirty-nine weeks ended November 2, 2013, and October 27, 2012. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.
Executive Summary
Below is a summary of our strategic progress and financial highlights:
Strategic Progress

•	We opened four new full-price stores and one outlet store during the third quarter in both current and new markets.

•
We migrated our website to a responsive design in order to provide a better shopping experience for our customers by providing an optimal viewing experience regardless of the device being used to shop.

•	We launched the Vera Bradley for Disney Collection at the Florida World of Disney Store in September.

•	We realigned our resources to provide greater support to our key accounts within the Indirect segment.
Quarterly Financial Summary

•	Net revenues decreased 6.0% to $130.1 million.

•	Direct segment sales increased 7.1% to $68.9 million. Comparable store net sales declined 6.5%.

•	Indirect segment sales decreased 17.3% to $61.2 million.

•	Gross profit was $71.9 million (55.3% of net revenue).

•	Operating income was $24.2 million (18.6% of net revenue).

•	Net income was $15.2 million or $0.37 per diluted share.

•	Cash and cash equivalents were $13.7 million at November 2, 2013.

•	Cash generated from operations of $34.8 million was used to fund capital expenditures of $3.4 million.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-price and outlet stores, department store locations in Japan, our websites, verabradley.com and verabradley.co.jp, eBay, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts and third party e-commerce sites.
Comparable-Store Sales
Comparable-store sales are calculated based upon our stores that have been open at least 12 full fiscal months. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable-store sales may not be comparable to similar data made available by other companies. Non-comparable store sales include sales from stores not included in comparable-store sales. Comparable-store sales do not include e-commerce sales.

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
Gross profit can be impacted by changes in volume, fluctuations in sales price, operational efficiencies, such as leveraging of fixed costs, promotional activities, such as free shipping, commodity prices, such as cotton, and labor costs in Asia.
Selling, General, and Administrative Expenses (SG&A)
SG&A expenses include selling; advertising, marketing, and product development; and administrative . Selling expenses include Direct business expenses such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations.
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

Results of Operations
The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$130,094	$138,346	$378,499	$378,584
Cost of sales	58,161	58,118	166,327	164,442
Gross profit	71,933	80,228	212,172	214,142
Selling, general, and administrative expenses	48,771	53,598	152,334	148,622
Other income	1,027	941	3,608	4,660
Operating income	24,189	27,571	63,446	70,180
Interest expense, net	58	172	281	515
Income before income taxes	24,131	27,399	63,165	69,665
Income tax expense	8,905	9,657	23,799	25,924
Net income	$15,226	$17,742	$39,366	$43,741
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.7%	42.0%	43.9%	43.4%
Gross profit	55.3%	58.0%	56.1%	56.6%
Selling, general, and administrative expenses	37.5%	38.7%	40.2%	39.3%
Other income	0.8%	0.7%	1.0%	1.2%
Operating income	18.6%	19.9%	16.8%	18.5%
Interest expense, net	0.1%	0.1%	0.1%	0.1%
Income before income taxes	18.5%	19.8%	16.7%	18.4%
Income tax expense	6.8%	7.0%	6.3%	6.8%
Net income	11.7%	12.8%	10.4%	11.6%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues by Segment:
Direct	$68,857	$64,318	$217,560	$189,234
Indirect	61,237	74,028	160,939	189,350
Total	$130,094	$138,346	$378,499	$378,584
Percentage of Net Revenues by Segment:
Direct	52.9%	46.5%	57.5%	50.0%
Indirect	47.1%	53.5%	42.5%	50.0%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Income by Segment:
Direct	$14,861	$17,745	$50,944	$49,376
Indirect	25,956	30,301	65,501	76,403
Total	$40,817	$48,046	$116,445	$125,779
Less:
Corporate unallocated	(16,628)	(20,475)	(52,999)	(55,599)
Total	$24,189	$27,571	$63,446	$70,180
Operating Income as a Percentage of Net Revenues by Segment:
Direct	21.6%	27.6%	23.4%	26.1%
Indirect	42.4%	40.9%	40.7%	40.4%
Store Data: (1)
Total stores open at end of period	99	75	99	75
Comparable-store sales increase (decrease) (2)	(6.5)%	7.1%	(3.5)%	5.7%
Total gross square footage at end of period (all stores)	207,096	153,515	207,096	153,515
Average net revenues per gross square foot (3)	$212	$248	$688	$750

(1)	Includes our full-price and outlet stores

(2)
Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Calculation excludes e-commerce sales.

(3)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended November 2, 2013, Compared to Thirteen Weeks Ended October 27, 2012
Net Revenues
For the thirteen weeks ended November 2, 2013, net revenues decreased $8.3 million, or 6.0%, to $130.1 million, from $138.3 million in the comparable prior-year period.
Direct. For the thirteen weeks ended November 2, 2013, net revenues in the Direct segment increased $4.5 million, or 7.1%, to $68.9 million, from $64.3 million in the comparable prior-year period. This growth resulted from a $9.1 million increase in revenues related to additional full-price and outlet stores. This growth was partially offset by a comparable-store sales decrease of $2.2 million, or 6.5%, primarily driven by lower traffic and an underperforming product offering , as well as a $2.2 million decrease in e-commerce revenues due primarily to decreased traffic and lower average average transaction size. The aggregate number of our full-price and outlet stores grew from 75 at October 27, 2012, to 99 at November 2, 2013.
Indirect. For the thirteen weeks ended November 2, 2013, net revenues in the Indirect segment decreased $12.8 million, or 17.3%, to $61.2 million, from $74.0 million in the comparable prior-year period, driven by continued decreases in orders from specialty retailers across all geographic areas. This reduction in sales from the specialty retailers was partially offset by an increase in revenue from key retail accounts.
Gross Profit
For the thirteen weeks ended November 2, 2013, gross profit decreased $8.3 million, or 10.3%, to $71.9 million, from $80.2 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.3% for the thirteen weeks ended November 2, 2013, from 58.0% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to sales of lower-margin product accounting for a higher percentage of total net revenues in the current quarter, as well as increased promotional activity year-over-year.

Selling, General and Administrative Expenses
For the thirteen weeks ended November 2, 2013, SG&A expenses decreased $4.8 million, or 9.0%, to $48.8 million, from $53.6 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 37.5% for the thirteen weeks ended November 2, 2013, from 38.7% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily a result of expense management measures, as well as reductions in variable compensation expense associated with Company performance.
Other Income
For the thirteen weeks ended November 2, 2013, other income increased $0.1 million, or 9.1%, to $1.0 million, from $0.9 million in the comparable prior-year period. The increase in other income was in line with an increase in associated advertising costs related to mailers for our specialty retailers.
Operating Income
For the thirteen weeks ended November 2, 2013, operating income decreased $3.4 million, or 12.3%, to $24.2 million, from $27.6 million in the comparable prior-year period. As a percentage of net revenues, operating income was 18.6% and 19.9% for the thirteen weeks ended November 2, 2013, and October 27, 2012, respectively.
Direct. For the thirteen weeks ended November 2, 2013, operating income in the Direct segment decreased $2.9 million, or 16.3%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 21.6% and 27.6% for the thirteen weeks ended November 2, 2013, and October 27, 2012, respectively. This decrease as a percentage of net revenues in the Direct segment was due primarily to sales of lower-margin product accounting for a higher percentage of total segment revenue, as well as increased promotional activity.
Indirect. For the thirteen weeks ended November 2, 2013, operating income in the Indirect segment decreased $4.3 million, or 14.3%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 42.4% and 40.9% for the thirteen weeks ended November 2, 2013, and October 27, 2012, respectively. This increase as a percentage of net revenues in the Indirect segment resulted primarily from a decrease in variable compensation expense, cost containment measures and the impact of additional sales to key retail accounts.
Corporate Unallocated. For the thirteen weeks ended November 2, 2013, unallocated expenses decreased $3.8 million, or 18.8%, primarily due to cost management measures, as well as reductions in variable compensation expense associated with company performance, partially offset by an increase in stock-based compensation expense.
Income Tax Expense
The effective tax rate for the thirteen weeks ended November 2, 2013, was 36.9%, compared to 35.2% for the thirteen weeks ended October 27, 2012. The effective tax rate increase was primarily related to discrete items recorded during the third quarter in the prior year, partially offset by a lower net operating loss in Japan for the thirteen weeks ended November 2, 2013.
Thirty-Nine Weeks Ended November 2, 2013, Compared to Thirty-Nine Weeks Ended October 27, 2012
Net Revenues
For the thirty-nine weeks ended November 2, 2013, net revenues remained consistent at $378.5 million compared to $378.6 million for the thirty-nine weeks ended October 27, 2012.
Direct. For the thirty-nine weeks ended November 2, 2013, net revenues in the Direct segment increased $28.3 million, or 15.0%, to $217.6 million, from $189.2 million in the comparable prior-year period. This growth resulted primarily from a $27.0 million increase in revenues related to additional full-price and outlet stores, and a $3.3 million increase in e-commerce revenues due primarily to increased traffic. This growth was partially offset by a comparable-store sales decrease of $3.4 million, or 3.5%, primarily driven by a decrease in store traffic. The aggregate number of our full-price and outlet stores grew from 75 at October 27, 2012 to 99 at November 2, 2013.
Indirect. For the thirty-nine weeks ended November 2, 2013, net revenues in the Indirect segment decreased $28.4 million, or 15.0%, to $160.9 million, from $189.4 million in the comparable prior-year period, driven by continued decreases in orders from specialty retailers across all geographic areas. This reduction in sales from the specialty retailers was partially offset by an increase in revenue from key retail accounts.

Gross Profit
For the thirty-nine weeks ended November 2, 2013, gross profit decreased $2.0 million, or 0.9%, to $212.2 million, from $214.1 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 56.1% for the thirty-nine weeks ended November 2, 2013, from 56.6% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to sales of lower-margin product accounting for a higher percentage of total net revenues in the current quarter, as well as increased promotional activity year-over-year.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended November 2, 2013, SG&A expenses increased $3.7 million, or 2.5%, to $152.3 million, from $148.6 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses were 40.2% and 39.3% for the fiscal quarters ended November 2, 2013, and October 27, 2012, respectively. The increase in SG&A expenses as a percentage of net revenues was primarily due to deleveraging of store opening expenses, which were partially offset by cost management measures as well as reductions in variable compensation expense associated with Company performance.
Other Income
For the thirty-nine weeks ended November 2, 2013, other income decreased $1.1 million, or 22.6%, to $3.6 million, from $4.7 million in the comparable prior-year period. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.
Operating Income
For the thirty-nine weeks ended November 2, 2013, operating income decreased $6.7 million, or 9.6%, to $63.4 million, from $70.2 million in the comparable prior-year period. As a percentage of net revenues, operating income was 16.8% and 18.5% for the thirty-nine weeks ended November 2, 2013, and October 27, 2012, respectively.
Direct. For the thirty-nine weeks ended November 2, 2013, operating income in the Direct segment increased $1.6 million, or 3.2%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 23.4% and 26.1% for the thirty-nine weeks ended November 2, 2013, and October 27, 2012, respectively. This decrease as a percentage of net revenues in the Direct segment was primarily due to the sales of lower-margin product accounting for a higher percentage of total segment revenues, increased promotional activity year-over-year, increased store payroll costs spread across lower revenue in our comparable full-price stores, and build-out costs related to four additional stores opened this year, compared to the prior year.
Indirect. For the thirty-nine weeks ended November 2, 2013, operating income in the Indirect segment decreased $10.9 million, or 14.3%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was consistent at 40.7% and 40.4% for the thirty-nine weeks ended November 2, 2013, and October 27, 2012, respectively, reflecting lower variable compensation on the lower revenues as well as certain cost management measures.
Corporate Unallocated. For the thirty-nine weeks ended November 2, 2013, unallocated expenses decreased $2.6 million, or 4.7%, primarily as a result of cost management measures, as well as reductions in variable compensation expense associated with company performance, which were partially offset by higher corporate personnel costs and stock-based compensation expense.
Income Tax Expense
The effective tax rate for the thirty-nine weeks ended November 2, 2013, was 37.7%, compared to 37.2% for the thirty-nine weeks ended October 27, 2012. The effective tax rate increase was primarily related to discrete items recorded during the third quarter in the prior year, partially offset by a lower net operating loss in Japan for the thirty-nine weeks ended November 2, 2013.

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
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(unaudited)	(unaudited)
Net cash provided by operating activities	$34,846	$22,237
Net cash used in investing activities	(15,418)	(32,114)
Net cash (used in) provided by financing activities	(15,289)	9,448
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the thirty-nine weeks ended November 2, 2013 was $34.8 million, compared to $22.2 million for the thirty-nine weeks ended October 27, 2012, an increase primarily due to less growth in inventory.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $15.4 million and $32.1 million for the thirty-nine weeks ended November 2, 2013, and October 27, 2012, respectively. The $16.7 million decrease in capital expenditures was due primarily to the expansion of the distribution facility in fiscal 2013, partially offset by an increased investment in new stores, including the opening of 23 stores during the thirty-nine weeks ended November 2, 2013, compared to 19 stores during the thirty-nine weeks ended October 27, 2012.
Capital expenditures for fiscal year 2014 are expected to be approximately $25.0 million, which includes approximately $6.0 million related to the design center and distribution center corporate office expansions.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and repayments under our credit agreement.
Net cash used in financing activities was $15.3 million for the thirty-nine weeks ended November 2, 2013, resulting primarily from $15.0 million net payments under our amended and restated credit agreement. This compares to net cash provided by financing activities of $9.4 million for the thirty-nine weeks ended October 27, 2012, resulting primarily from $10.3 million net borrowings under our amended and restated credit agreement.

Credit Agreement
On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate our credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of November 2, 2013.
Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. During the quarter ended November 2, 2013, the interest rate on outstanding borrowings under the Company’s $125.0 million credit agreement was 1.30%. At November 2, 2013, the Company had borrowing availability of $125.0 million under the agreement.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. There was no significant change to any of the critical accounting policies and estimates described in the Annual Report.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of November 2, 2013, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Controller, Chief Accounting Officer, and Interim Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Controller, Chief Accounting Officer, and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 2, 2013.
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

ITEM 6.        EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2014 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 of registrant's Form 10-Q for the period ending May 4, 2013)

10.2	Fiscal 2014 Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 of registrant's Form 10-Q for the period ending May 4, 2013)

10.3	Fiscal 2014 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-Q for the period ending May 4, 2013)

10.4	Employment Agreement dated November 11, 2013 of Robert Wallstrom (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K dated November 5, 2013)

10.5	Award Agreement for Grant of Time-Based Restricted Stock Units dated November 11, 2013 of Robert Wallstrom (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K dated November 5, 2013)

10.6	Award Agreement for Grant of Performance Units dated November 11, 2013 of Robert Wallstrom (Incorporated by reference to Exhibit 10.3 of registrant's Form 8-K dated November 5, 2013)

10.7	Vera Bradley, Inc. 2010 Equity and Incentive Plan Chief Executive Officer Sign-On Grant Terms and Conditions (Incorporated by reference to Exhibit 10.4 of registrant's Form 8-K dated November 5, 2013)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended November 2, 2013 and October 27, 2012; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended November 2, 2013 and October 27, 2012; (iii) Consolidated Balance Sheets at November 2, 2013 and February 2, 2013; (iv) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended November 2, 2013 and October 27, 2012, and (v) Notes to Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: December 12, 2013	/s/ Kevin J. Sierks
Kevin J. Sierks
Vice President – Controller, Chief Accounting Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fiscal 2014 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 of registrant's Form 10-Q for the period ending May 4, 2013)

10.2	Fiscal 2014 Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 of registrant's Form 10-Q for the period ending May 4, 2013)

10.3	Fiscal 2014 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-Q for the period ending May 4, 2013)

10.4	Employment Agreement dated November 11, 2013 of Robert Wallstrom (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K dated November 5, 2013)

10.5	Award Agreement for Grant of Time-Based Restricted Stock Units dated November 11, 2013 of Robert Wallstrom (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K dated November 5, 2013)

10.6	Award Agreement for Grant of Performance Units dated November 11, 2013 of Robert Wallstrom (Incorporated by reference to Exhibit 10.3 of registrant's Form 8-K dated November 5, 2013)

10.7	Vera Bradley, Inc. 2010 Equity and Incentive Plan Chief Executive Officer Sign-On Grant Terms and Conditions (Incorporated by reference to Exhibit 10.4 of registrant's Form 8-K dated November 5, 2013)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended November 2, 2013 and October 27, 2012; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended November 2, 2013 and October 27, 2012; (iii) Consolidated Balance Sheets at November 2, 2013 and February 2, 2013; (iv) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended November 2, 2013 and October 27, 2012, and (v) Notes to Consolidated Financial Statements. **

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