Form 10-K
period 2014-02-01
Vera Bradley, Inc.
filed 2014-04-02
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
Commission File Number: 001-34918
_____________________________________________
VERA BRADLEY, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________

Indiana	27-2935063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2208 Production Road, Fort Wayne, Indiana	46808
(Address of principal executive offices)	(Zip Code)
(877) 708-8372
(Registrant’s telephone number, including area code)
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
 _____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of August 2, 2013 was $489,409,014.
The registrant had 40,685,249 shares of its common stock outstanding as of April 2, 2014.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible inability to maintain and enhance our brand;

•	possible inability to successfully implement our growth strategies or manage our growing business;

•	possible inability to successfully open and operate new stores as planned
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

PART I

In this Form 10-K, references to “Vera Bradley,” “we,” “our,” “us” and the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. The fiscal years ended February 1, 2014 (“fiscal 2014”) and January 28, 2012 (“fiscal 2012”) were each 52-week periods. The fiscal year ending February 2, 2013 ("fiscal 2013") was a 53-week period. The fiscal year ending January 31, 2015 (“fiscal 2015”) will be also be a 52-week period.

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
We generate revenues by selling products through two reportable segments: Direct and Indirect. As of February 1, 2014, our Direct segment consisted of sales of Vera Bradley products through our 84 full-price and 15 outlet stores in the United States; 13 department store locations in Japan; our websites, verabradley.com and verabradley.co.jp; and our annual outlet sale in Fort Wayne, Indiana. As of February 1, 2014, our Indirect segment consisted of sales of Vera Bradley products to approximately 3,100 specialty retailers, substantially all of which are located in the United States, as well as select department stores and third party e-commerce sites. For financial information about our reportable segments, refer to Note 14 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
Our History
Barbara Bradley Baekgaard and Patricia Miller founded the Company in 1982 in Fort Wayne, Indiana, after recognizing a lack of stylish travel accessories in the market. Within weeks, the friends created Vera Bradley, named after Ms. Bradley Baekgaard’s mother, and began manufacturing and marketing their distinctive products. The founders, together with past and present members of the executive management team, have been instrumental in our growth and success. The following timeline sets forth a summary of significant milestones in Vera Bradley’s history:

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

1998	–	We founded our primary philanthropy, the Vera Bradley Foundation for Breast Cancer.

1999	–	Our products were being sold in all 50 states through Indirect retailers.

2005	–	We launched the Vera Bradley Visual Merchandising Program, providing our retail partners a framework for presenting the brand and merchandising our products in a consistent manner.

2006	–	We launched our e-commerce business through our website, verabradley.com.

2007	–	We opened a state-of-the-art distribution facility in Roanoke, Indiana. In September, we also opened our first full-price store at the Natick Collection, in greater Boston.

2009	–	We opened our first outlet store at Chicago Premium Outlets in Aurora, Illinois.

2010	–	We completed our initial public offering.

2011	–	We entered the Japanese market, opened the Vera Bradley Design Center in Roanoke, Indiana, and launched our products in 65 Dillard’s locations.

2012	–
We completed the 200,000 square-foot expansion of the distribution facility in Roanoke, Indiana; increased our presence to all Dillard’s locations; and launched a relationship with Von Maur, and are carried in all of their locations.

2013	–
We launched the Vera Bradley for Disney Collection at the Florida World of Disney Store and migrated verabradley.com to a more responsive design, providing an enhanced shopping experience and optimal product viewing regardless of the device being used to shop.

The passion for design and customer service established by our founders has driven our growth over the past 30 years and remains the cornerstone of Vera Bradley today. Chief Creative Officer, Ms. Bradley Baekgaard continues to be responsible for our day-to-day creative functions, including product development and store design. Ms. Miller retired in October 2012 as our National Spokesperson, but continues to serve on the Board of Directors.
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
Merchandising Strategy. To appeal to a broader range of consumers, we developed a mix of pattern and product offerings specifically targeted at different consumer demographics and refined our product release strategy to expand our product portfolio. In addition, we substantially enhanced our visual merchandising strategy, focusing on a consistent presentation of Vera Bradley as a lifestyle brand. In fiscal 2012, we established a dedicated merchant function and elevated the role of marketing to work more collaboratively with the design team to continue improving our process of bringing products to market.
Multi-Channel Distribution Capability. In 2006, we initiated a Direct channel strategy that was designed to expand our brand presence and broaden our consumer demographic while complementing the growing Indirect segment of our business. The first step in establishing the Direct segment of our business was selling directly to consumers through verabradley.com beginning in 2006. In fiscal 2014, we had more than 69 million visits to verabradley.com. In September 2007, we opened our first full-price store. As of February 1, 2014, we operated 84 full-price stores and 15 outlet stores in the United States, and 13 department store locations in Japan.
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
In March 2014, the Company refined its strategic initiatives by unveiling its comprehensive five-year strategic plan, designed to drive improved financial performance and shareholder value over the long-term. The vision is to build on the Company's rich heritage and establish Vera Bradley as a premium lifestyle brand that is relevant to the future, expanding our customer reach and growing our customer connections.

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
Our brand positioning emphasizes the high quality, distinctive and vibrant styling, and functional design of our products. At the same time, our releases of new patterns and styles keep the brand fresh, inspire our customers to express their individuality and sense of style in a colorful way, and encourage multiple purchases. We also provide consumers a consistently fresh set of patterns, styles, and products from which to choose that fit with different ages, wardrobes, seasons, and personalities.
We offer a broad assortment of products that meet our customers’ different functional needs, including: handbags, such as purses, totes, and specialty bags; accessories, such as wallets, wristlets, smartphone cases, technology accessories, and eyewear; and travel and leisure items, such as weekend bags, duffel bags, and garment bags. We believe this combination of patterns, styles, and products allows us to appeal to all age brackets, including teens, young women, mature women, mothers, and grandmothers. Although our customers represent a broad range of demographic segments, our market research has shown that they generally have a common attitude toward the brand: Vera Bradley is a colorful way of allowing them to express their individuality and sense of style.
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
Exceptional Customer Loyalty. We believe that as consumers become familiar with the Vera Bradley brand and begin using our products, they become loyal and enthusiastic brand advocates. We believe enthusiasm for our brand inspires repeat purchases and helps us expand our customer base. Our customers often purchase our products as gifts for family members and friends, who, in turn, become loyal customers.
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
Established Network of Indirect Retailers. Our Indirect business consists of an established and diverse network of over 3,100 specialty retailers and department store partners. This channel of gift, apparel and accessories, travel, and other specialty retailers, located throughout the United States, provides a strong foundation for our growth. Our Indirect retailers include some of the brand’s strongest advocates, and their passion has been instrumental in the development of our brand.
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
Experienced Management Team. Our senior management team led by Robert Wallstrom, our Chief Executive Officer, has extensive experience across a diverse range of disciplines in product design, merchandising, marketing, store operations and development, supply chain management, and finance.
Growth Strategies
In March 2014, the Company unveiled its comprehensive five-year strategic plan, designed to drive improved financial performance and shareholder value over the long-term. We intend to achieve this vision through the following three key elements:
Product. We will begin offering an elevated product assortment, which will extend our price offering and build aspiration by creating “halo” product in new fabrications that build on our core assortment. We will work to stabilize the business by “majoring in the majors,” making a bigger impact in the classifications Vera Bradley is known for and what we do best, like travel, backpacks, bags, and accessories. We will also invest in emerging growth and brand-enhancing opportunities that will strengthen the core of the future, such as scarves and jewelry.
Our product assortment will be more focused and more narrowed in the short term by paring the number of signature patterns launched each year and reducing the style count. We will add more solids to the assortment to showcase our signature patterns even more and add career elements into our assortment, which we believe will help expand our customer base. Every product launch will not be treated equally - as they generally are today - and will have a predetermined lifecycle. We will pursue brand extensions that will enhance our position as a lifestyle brand via a structured approach.
Distribution Channels. We will shape Vera Bradley into a tightly integrated multi-channel business by growing our Direct distribution channel (including full-line stores, factory outlet stores, and e-commerce), right-size and work to strengthen the performance in our gift channel, and further develop our department store and other Indirect channel relationships.
We continue to have a long-term vision of around 300 full-line and 100 factory outlet Vera Bradley stores. We plan to add 13 new full-line stores in fiscal 2015 and believe we can accelerate that pace beginning in fiscal 2016 to add approximately 20 to 25 new stores per year for at least the next four years. We expect to add at least seven new outlet stores in fiscal 2015. We believe that we can accelerate this growth rate going forward to approximately 10 to 15 new stores per year for at least the next four years. Furthermore, within three years, we expect approximately 40% of the product in the outlet channel to be made specifically for our outlets, growing to approximately 70% in a five-year time frame. We believe this made-for-outlet (“MFO”) strategy is a profitable financial model which should drive both sales and gross margins. E-commerce will be a key part of the foundation to support our brand and marketing strategies. Our eventual goal is for the e-commerce experience to mirror the in-store shopping experience by segregating our full-line and factory outlet product onto different sites.
We will be placing greater focus on our department store relationships and we will continue to explore other expansion opportunities in the department store space, especially since this is the number one destination for career handbag purchasing. The Indirect specialty gift channel is the heritage of our business and remains very important to us. We will continue to add select accounts while discontinuing unproductive accounts. While the specialty gift business is rapidly becoming a much smaller percentage of our total revenue base, it is still an important piece of our business, and we are working hard to stabilize this channel by narrowing our product assortments, changing the order cycle, and doing a better job of segmenting our assortments by door.
Marketing. Our marketing goal will be to generate excitement and desire for the aspirational Vera Bradley brand, attracting new customers while continuing to foster strong connections with our loyal fan base. We plan to build a cohesive brand story that connects with our target customers, and more of our marketing will be allocated to the “halo” brand-enhancing assortments and less to what is already well-known. We will advertise the brand in relevant national magazines and leverage our database and insights to conduct more segmented, and even personalized, digital and direct mail marketing.
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
Our Products
The following chart presents net revenues generated by each of our three product categories and other revenues as a percentage of our total net revenues for fiscal 2014, 2013, and 2012:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Handbags	40.0%	40.4%	43.1%
Accessories	30.1%	31.7%	32.2%
Travel and Leisure Items	14.8%	14.7%	15.2%
Other (1)	15.1%	13.2%	9.5%
Total (2)	100.0%	100.0%	100.0%

(1)	Includes primarily home, merchandising, freight, and licensing revenues.

(2)	Excludes net revenues generated by our annual outlet sale.
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
Accessories. Accessories, our second largest revenue category, include technology accessories and fashion accessories such as wallets, wristlets, eyeglass cases, cosmetics cases, and paper and gift products. Our accessories are attractively priced and allow the consumer to include some color in her wardrobe, even if tucked into another bag. Our product development team consistently updates the accessories assortment based on consumer demand and fashion trends.
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
Product Development
We have implemented a fully integrated and cross-functional product development process that aligns design, market research, merchandise management, sales, marketing, and sourcing. Product development is a core capability that makes our products unique and provides us with a competitive advantage. Our designs and aesthetics set our products apart and drive customer loyalty. Our product development team mixes an understanding of the needs of our target customers, with knowledge of upcoming color and fashion trends, to design new collections as well as new product categories that will resonate in the market.
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
Marketing
We believe that the growth of our brand and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley lifestyle. We use marketing as a critical tool in our efforts to promote our brand.
Direct Mail. The seasonal Vera Bradley catalogs are key vehicles for promoting the brand and product portfolio. Each catalog is sent to a targeted customer mailing list. In addition to distributing the catalog, we produce and distribute a number of other marketing pieces, including postcards and mini-mailers. We believe our direct mail media generate excitement and awareness about the brand and seasonal introductions and allow us to reach both new and loyal customers in their homes.
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
Social Media and Online Marketing. In recent years, we have greatly increased traffic to verabradley.com and have increased awareness of our brand through online marketing and social networking sites. We have captured more than 2.8 million customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This captured information provides us with deeper insight into the products and categories that are in the highest demand, and allows us to better target our customers with appropriate messages. As of February 1, 2014, we had approximately 1.6 million Facebook fans, over 65 thousand Twitter followers, and over 7.9 million visits to our blog, The Inside Stitch. We believe these media not only connect us with our fans, but also allow us to target them through cross-channel marketing.
Seasonality
Because Vera Bradley products are frequently given as gifts, Vera Bradley has historically realized, and expects to continue to realize, higher sales and operating income in the fourth quarter of its fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales. Over the last several years, we have achieved higher levels of growth in the non-holiday quarters, which has reduced these seasonal fluctuations.
Channels of Distribution
We distribute our products through our Direct and Indirect segments. This multi-channel distribution model not only enables us to have operational flexibility, but also maximizes the methods by which we can access potential customers.
Direct Segment
Full-Price Stores. We have developed a retail presence through our full-price stores, all located in the United States, which provides us with a format to showcase the image and products of Vera Bradley. As of February 1, 2014, we operated 84 full-price stores averaging approximately 1,800 square feet per store. Our stores are designed to create a feeling of home with a high standard of visual merchandising. The welcoming nature of our full-price stores provides our customers with a comfortable shopping experience in a setting that showcases our merchandise and conveys the Vera Bradley lifestyle. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.

E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire Vera Bradley collection. In fiscal 2013, we invested in upgrades to our website allowing for a more user friendly homepage, enabling us to ship to over 13 international countries, and enhancing the checkout experience. In fiscal 2014, we migrated our website to a responsive design in order to provide a better shopping experience for our customers by providing an optimal viewing experience regardless of the device being used to shop. We had over 69 million visits to verabradley.com during fiscal 2014.
Outlet Stores. Our outlet stores are a vehicle for selling retired merchandise at discounted prices, while maintaining brand integrity. We believe our outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our outlet stores average approximately 3,000 square feet per store. As of February 1, 2014, we operated 15 outlet stores.
International. We launched a marketing campaign to connect with the Japanese consumer on April 18, 2011. This campaign included seven temporary pop-up stores in several department stores including Isetan Shinjuku and Marui Yurakucho located across Tokyo and Kyoto. The international channel includes the Japanese website verabradley.co.jp launched in fiscal 2012. As of February 1, 2014, we operated 13 Japanese department store locations.
Annual Outlet Sale. Our annual outlet sale is held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We attracted approximately 68 thousand attendees to our 2013 annual outlet sale.
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
Indirect Segment
As of February 1, 2014, we had approximately 3,100 Indirect retailer partners, the majority of which were specialty retailers with whom we have had long-standing relationships. The top 30% of our specialty retailers account for over 70% of revenue from our specialty retailers. No single account represented more than 5% of total Indirect net revenues in fiscal 2014, with the top ten accounts representing in the aggregate less than 24% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years. In fiscal 2012, we launched our products in the department store channel.

Sales Force
We believe that having an in-house sales force results in more consistent brand presentation and messaging, enhanced support for our Indirect retailers, and a more predictable, scalable, and cost-efficient business model. As of February 1, 2014, our sales team consisted of 84 in-house, full-time sales consultants. The compensation structure for our sales consultants consists of a combination of fixed pay and sales-based incentives.
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
We strive to maintain the appropriate balance of inventory to enable us to provide a high level of service to our customers, including prompt and accurate delivery of our products. We have an active sales and operations planning process that helps us balance the supply and demand issues that we encounter in our business, optimize our inventory levels, and anticipate inventory needs. We have also integrated our planning, forecasting, and segmentation processes under one function called Merchandise Planning and Allocation.
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
The remainder of our products are manufactured in the United States to provide flexibility in our supply chain. This production, almost all of which is internal to Vera Bradley, enables us to manufacture a finished product in two weeks. This capability allows us to respond quickly to shifts in marketplace demand and changes in consumer preferences. In fiscal 2014, approximately 6.1% of our units were produced in our domestic manufacturing facility.
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
We strive to maintain the appropriate balance of inventory to enable us to provide a high level of service to our customers, including prompt and accurate delivery of our products. We have an active Merchandise Planning and Allocation function that strives to balance the supply and demand issues that we encounter in our business, optimize our inventory levels, and anticipate inventory needs.
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
The market for handbags, in particular, is highly competitive. Our competitors include not only established companies that are expanding their production and marketing of handbags, but also frequent new entrants to the market. We directly compete with wholesalers and direct sellers of branded handbags and accessories, such as Coach, Nine West, Liz Claiborne, Dooney & Bourke, Kate Spade, and Michael Kors.
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
Copyrights and Trademarks
The development of each new pattern includes the design of an overall print, a complementary fabric backing, and coordinating trim materials. Once developed, we generally copyright each pattern, including the print, fabric backing, and coordinating trim. We currently have in excess of 650 copyrights.
We also own all of the material trademark rights used in connection with the production, marketing, and distribution of all of our products, both in the United States and in the other countries in which our products are principally sold. Our trademarks include “Vera Bradley.” We aggressively police our trademarks and copyrights and pursue infringers and counterfeiters both domestically and internationally. Our trademarks will remain in existence for as long as we continue to use and renew them on their expiration dates. We have no material patents.

Employees
As of February 1, 2014, we had approximately 2,900 employees. Of the total, 1,850 were engaged in retail selling positions, 350 were engaged in manufacturing functions, 35 were engaged in product design, and 325 were engaged in corporate support and administrative functions. The remaining employees were engaged in other aspects of our business. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage.
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
Executive Officers
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Robert Wallstrom	48	Chief Executive Officer, President and Director
Barbara Bradley Baekgaard	75	Co-Founder, Chief Creative Officer, and Director
Kevin J. Sierks	41	Executive Vice President – Chief Financial Officer
Sue Fuller	39	Executive Vice President – Chief Merchandising Officer
Kimberly F. Colby	52	Executive Vice President – Design
C. Roddy Mann	44	Executive Vice President – Strategy & Operations
Anastacia S. Knapper	39	Senior Vice President – General Counsel and Corporate Secretary
David O. Thompson	49	Senior Vice President – Multi-Channel Commerce
Robert Wallstrom has served as our Chief Executive Officer, President and Director since November 2013. Prior to joining Vera Bradley, Mr. Wallstrom served as President of Saks Fifth Avenue’s OFF 5TH division from 2007 until November 2013. Previously, he was Group Senior Vice President and General Manager of Saks’ flagship New York store from 2002 to 2007, where he articulated a vision to return the store to its luxury heritage and dramatically improve merchandising, service and the in-store experience. Prior to joining Saks, Mr. Wallstrom held a variety of roles of increasing responsibility at Macy’s Inc. from 1987 to 1995 and began his career in 1983 at J. W. Robinson department stores.
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

Kevin J. Sierks has served as our Chief Financial Officer since February 2014. Mr. Sierks joined the Company as the Vice President – Controller and Chief Accounting Officer in December 2011, and also served as the Interim Chief Financial Officer starting in January 2013. Prior to joining Vera Bradley, from 2007 to 2011 Mr. Sierks served as Vice President – Controller at Biomet, Inc., a large orthopedic medical device company. Mr. Sierks previously served as Director of Accounting and U.S. Shared Services at Boston Scientific Corporation from 2005 to 2007. From 2002 to 2005, Mr. Sierks served as Director of Financial Reporting and Business Development at Guidant Corporation, which was acquired by Boston Scientific Corporation in 2006. Formerly, Mr. Sierks was with Deloitte & Touche from 1995 to 2002, departing as an Audit Manager. Mr. Sierks is a Certified Public Accountant.
Sue Fuller has served as our Executive Vice President – Chief Merchandising Officer since January 2014. Prior to joining Vera Bradley, Ms. Fuller served as Senior Vice President, General Merchandise Manager of Carhartt, Inc. from July 2010 through November 2013. Between 2005 and July 2010, she served in various roles of increasing responsibility with Kohl’s Department Stores, including Director, Product Development for Juniors Private Label. She gained prior experience with L.L. Bean, Lands’ End and Polo Ralph Lauren.
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
C. Roddy Mann has served as our Executive Vice President – Strategy and Operations since February 2014. From April 2010 to February 2014, Mr. Mann served as our Executive Vice President – Strategy and Business Development. Mr. Mann is responsible for the development of our strategies and new business opportunities in both our Indirect and Direct channels, as well as manufacturing and distribution. From 2007 to April 2010, Mr. Mann served as our Vice President – Strategy, Sales and Marketing. From 2006 to 2007, he served as Vice President – Strategic Initiatives. Prior to joining Vera Bradley, Mr. Mann was a Vice President at LakeWest Group, a consulting firm based in Cleveland, Ohio, from 1999 to 2006. In 2006, in a consulting capacity, Mr. Mann assisted us with the development of our Direct retail store strategy and execution plans.
Anastacia S. Knapper has served as our Senior Vice President – General Counsel, Corporate Secretary since February 2014. Ms. Knapper joined the Company in 2011 as the Vice President – General Counsel, Corporate Secretary. Prior to joining Vera Bradley, Ms. Knapper served as the Vice President – General Counsel, Corporate Secretary for CTS Corporation from January 2011 to November 2011 and the Vice President – General Counsel, Corporate Secretary for Haynes International, Inc. from August 2006 to December 2010. Formerly, Ms. Knapper was with Ice Miller LLP from August 2000 to August 2006, where she departed as a Senior Associate.
David O. Thompson has served as our Senior Vice President - Multi-Channel Commerce since 2013. From 2008 to 2013, Mr. Thompson served as Vice President – Direct Sales. Prior to joining Vera Bradley, Mr. Thompson was a Senior Consultant, Manager and Vice President at LakeWest Group from 1998 to 2008. Prior to working at LakeWest Group, he served in various retail positions at OfficeMax, based in Cleveland, Ohio, and Bradlees, based in Braintree, Massachusetts. With over 20 years of experience in the retail industry, Mr. Thompson has expertise in retail operations, web operations, business process improvements, and information technology in traditional retail, catalog and e-commerce channels.

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

Item 1A.    Risk Factors
You should carefully consider all of the information in this report, particularly the following factors, which could materially affect our business, financial condition, and results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations in future periods.
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
We are continuing to invest in our specialty retailers to support them in growing along with Vera Bradley. This channel will continue to evolve over time as we balance the channel dynamics between the specialty retailers, department stores, our Direct stores, and e-commerce. We sell our wholesale merchandise primarily to specialty retailers and department stores substantially located in the United States and extend credit based on an evaluation of each customer’s financial condition, without requiring collateral. However, the financial difficulties of a specialty retail customer could cause us to limit or eliminate our business with that customer.
Changes in general economic conditions, and their impact on consumer confidence and consumer spending, could adversely impact our results of operations.
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. In recent years, consumer confidence and consumer spending deteriorated significantly, influenced by fluctuating interest rates and credit availability, changing fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment and consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, general uncertainty regarding the overall future economic environment, and weather and weather-related phenomenas. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our results of operations. In the event of another significant economic downturn, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
Our inability to predict and respond in a timely manner to changes in consumer demand could adversely affect our net revenues and results of operations.
Our success depends on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies consumer demand in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing patterns and styles or meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, changes to our product assortment, as well as the availability and breadth of pattern assortment may not gain consumer acceptance. Merchandise misjudgments could adversely impact our net revenues and results of operations.
We may not be able to successfully open and operate new stores as planned, which could adversely impact our results of operations.
Our continued growth will depend on our ability to successfully open and operate new stores. We plan to open approximately 20 to 25 new stores during each of the next five fiscal years. Our ability to successfully open and operate new stores depends on many factors, including our ability to:

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
Our performance depends largely on the efforts and abilities of our senior management and product development teams. These executives and design associates have substantial experience in our business and have made significant contributions to our growth and success. Although we have entered into employment agreements with Mr. Wallstrom and certain of our other executive officers, including Ms. Fuller and Mr. Sierks, we may not be able to retain the services of such individuals in the future. The unexpected loss of services of these individuals could have adverse impacts on our business and results of operations. As our business grows and we open new stores, we will need to attract and retain additional qualified employees and develop, train, and manage an increasing number of management-level, sales, and other employees. Competition for qualified employees is intense. We cannot assure you that we will be able to attract and retain employees as needed in the future.
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
Our inability to meet market expectations of comparable-store sales could cause our stock price to decline.
We may not be able to sustain the levels of comparable-store sales that we have experienced in the recent past. If our future comparable-store sales fail to meet market expectations, then the price of our common stock could decline. Also, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. Numerous factors influence comparable-store sales, including fashion trends, competition, national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, marketing programs, changes in consumer shopping trends towards on-line shopping, and weather conditions. In addition, many companies with retail operations have been unable to sustain high levels of comparable-store sales during and after periods of substantial expansion. These factors may cause our comparable-store sales results to be lower in the future than in recent periods or lower than expectations, either of which could result in a decline in the price of our common stock.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We currently own our distribution and design center facilities. We lease our corporate headquarters, our other offices, and all of our store locations. We typically occupy our stores under operating leases with terms of ten years. We have been able to negotiate favorable rental rates in recent years due in part to the state of the economy and high vacancy rates within some shopping centers, but there is no assurance that we will be able to continue to negotiate such favorable terms. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to requiring future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance, and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. As we expand our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

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
We operate in a competitive market. Our competitors might develop products that are more popular with consumers than our products.
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
Currently, none of our employees are represented by a union. Nevertheless, our employees have the right at any time under the National Labor Relations Act to organize or affiliate with a union. If some or all of our workforce were to become unionized, our business would be exposed to work stoppages and slowdowns as a unionized business. If, in addition, the terms of the collective bargaining agreement were significantly more favorable to union workers than our current pay-and-benefits arrangements, our costs would increase and our results of operations would suffer.
We rely on independent transportation providers for substantially all of our product shipments.
We currently rely on independent transportation service providers for substantially all of our product shipments. Our utilization of these delivery services, or those of any other shipping companies that we may elect to use, is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes and inclement weather, which may impact the shipping company’s ability to provide delivery services sufficient to meet our shipping needs.
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
Additional indebtedness may decrease business flexibility and increase borrowing costs.
As of February 1, 2014, we had no outstanding borrowings under our amended and restated credit agreement, compared to $15.0 million outstanding under our former credit facility as of February 2, 2013. Future indebtedness, if any, could have the effect, among other things, of:

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
Michael Ray (former CEO and Ms. Bradley Baekgaard's son in-law), Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 43.6% of our outstanding shares of common stock. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation and significant corporate transactions. This concentrated ownership of outstanding common stock may limit your ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
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
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our manufacturing, distribution, and corporate facilities as of February 1, 2014. The leases on the leased properties expire at various times through 2016, subject to renewal options.

Location	Primary Use	Square Footage	Leased /Owned
Fort Wayne, Indiana	Corporate headquarters	27,287	Leased*
Roanoke, Indiana	Design center and showroom	39,269	Owned**
Roanoke, Indiana	Warehouse and distribution	418,500	Owned***
Fort Wayne, Indiana	Support staff	66,886	Leased
Fort Wayne, Indiana	Sewing and quilting	125,356	Leased
New York, New York	Product design and showroom	2,505	Leased
Dongguan City, China	China office	6,962	Leased
Atlanta, Georgia	Showroom	5,172	Leased
Dallas, Texas	Showroom	1,782	Leased

*
This property is owned by Milburn, LLC, a leasing company in which Barbara Bradley Baekgaard owns a 50% interest and Patricia R. Miller and P. Michael Miller each own a 25% interest. See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for additional information regarding this property.

**
This property was purchased from Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard, in December 2013. See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for additional information regarding this property.

***    The 200,000 square-foot expansion of the distribution facility was completed in fiscal 2013.
As of February 1, 2014, we also leased 105 store locations in the United States, including 6 store locations opened or to be opened in fiscal 2015. See below for more information regarding the locations of our open stores as of February 1, 2014.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The properties in the above table are used by both the Direct segment and Indirect segment, excluding the two showrooms which are used exclusively by the Indirect segment.

Store Locations
Our full-price stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-price and outlet stores we operated in each state as of February 1, 2014:

State	Total Number of Full-Price Stores	Total Number of Outlet Stores	State	Total Number of Full-Price Stores	Total Number of Outlet Stores
Alabama	1	—	Michigan	3	—
Arizona	2	—	Minnesota	2	—
California	4	—	Missouri	2	1
Colorado	1	—	New Jersey	6	—
Connecticut	2	—	New York	7	2
Delaware	1	—	North Carolina	2	—
Florida	4	2	Ohio	2	—
Georgia	3	—	Oklahoma	2	—
Hawaii	1	—	Pennsylvania	4	2
Illinois	5	1	Rhode Island	1	—
Indiana	2	1	Tennessee	2	1
Iowa	1	—	Texas	11	2
Kansas	1	—	Virginia	1	2
Kentucky	1	—	Washington	1	—
Maryland	4	—	Wisconsin	1	—
Massachusetts	4	1	Totals	84	15
We lease all of our stores. Lease terms generally range from five to ten years with options to renew for varying terms. The leases generally provide for a fixed minimum rental plus contingent rent, which is determined as a percentage of sales in excess of specified levels.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VRA”. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period in our two most recent fiscal years:

	High	Low
Fiscal 2014 Quarter ended:
February 1, 2014	$25.72	$21.85
November 2, 2013	23.37	17.27
August 3, 2013	26.33	19.50
May 4, 2013	27.15	20.90
Fiscal 2013 Quarter ended:
February 2, 2013	$30.25	$22.00
October 27, 2012	31.00	20.22
July 28, 2012	26.38	18.91
April 28, 2012	39.48	26.00
As of March 25, 2014, we had approximately 25 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of February 1, 2014:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	400,029	—	5,675,972
Equity compensation plans not approved by security holders	—	—	—
Total	400,029	—	5,675,972

(1)	Approved before our initial public offering.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between October 21, 2010 (the date of our initial public offering), and February 1, 2014, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on October 21, 2010, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock on October 21, 2010, was the initial public offering price of $16.00 per share and that the initial prices of the S&P 500 Index and the S&P 500 Apparel, Accessories, and Luxury Goods Index on October 21, 2010, were the closing prices on the previous trading day.
The comparisons shown in the graph below are based on historical data. We caution that the stock price performance presented in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from The NASDAQ Stock Market website; we do not assume responsibility for any errors or omissions in such information.

Company/Market/Peer Group	10/21/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014
Vera Bradley, Inc.	$100.00	$211.56	$214.56	$161.25	$150.12
S&P 500 Index	$100.00	$108.89	$114.69	$134.89	$162.28
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$110.58	$157.90	$146.75	$170.15

Item 6.        Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for the most recent three fiscal years presented and the selected balance sheet data as of February 1, 2014 and February 2, 2013 are derived from our audited consolidated financial statements included in Item 8 of this report. The selected income statement data for the fiscal years ended January 29, 2011, and January 29, 2010, and selected balance sheet data as of January 28, 2012, January 29, 2011, and January 29, 2010, are derived from our audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
($ in thousands, except per share data and as otherwise indicated)	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 29, 2010
Consolidated Statement of Income Data:
Net revenues	$536,021	$541,148	$460,843	$366,057	$288,940
Cost of sales	240,589	232,867	203,220	156,910	137,803
Gross profit	295,432	308,281	257,623	209,147	151,137
Selling, general, and administrative expenses	205,957	204,412	169,427	163,053	116,168
Other income	4,776	6,277	7,975	7,225	10,743
Operating income	94,251	110,146	96,171	53,319	45,712
Interest expense, net	382	679	1,147	1,625	1,604
Income before income taxes	93,869	109,467	95,024	51,694	44,108
Income tax expense (2)	35,057	40,597	37,103	5,496	889
Net income	$58,812	$68,870	$57,921	$46,198	$43,219
Basic weighted-average shares outstanding (3)	40,599	40,536	40,507	36,813	35,441
Diluted weighted-average shares outstanding (3)	40,648	40,571	40,542	36,851	35,441
Basic net income per share (3)	$1.45	$1.70	$1.43	$1.25	$1.22
Diluted net income per share (3)	1.45	1.70	1.43	1.25	1.22
Net Revenues by Segment:
Direct	$326,217	$292,564	$225,287	$151,118	$96,111
Indirect	209,804	248,584	235,556	214,939	192,829
Total	$536,021	$541,148	$460,843	$366,057	$288,940
Store Data (4):
Total stores open at end of year	99	76	56	39	27
Comparable-store sales (decrease) increase (5)	(5.7)%	3.4%	10.9%	25.8%	36.4%
Total gross square footage at end of year	207,096	156,310	113,504	74,426	50,506
Average net revenues per gross square foot (6)	$887	$1,083	$1,042	$851	$615

	As of
($ in thousands)	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 29, 2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,215	$9,603	$4,922	$13,953	$6,509
Working capital	186,543	145,641	106,234	91,919	61,238
Total assets	332,927	277,319	219,513	206,039	153,752
Long-term debt, including current portion	—	15,095	25,184	67,017	30,136
Shareholders’ equity	255,147	194,255	124,007	64,322	77,893

(1)	The Company utilizes a 52-53 week fiscal year. Fiscal years 2014, 2012, 2011 and 2010 consisted of 52 weeks. Fiscal 2013 consisted of 53 weeks.

(2)
On October 3, 2010, we converted from an “S” Corporation to a “C” Corporation for income-tax purposes and became subject to corporate level federal and state income taxes at prevailing corporate rates.

(3)	Adjusted all historical share and per share information to reflect this stock split.

(4)	Includes full-price and outlet stores. Our first full-price store opened in September 2007 and our first outlet store opened in November 2009.

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
Executive summary
Below is a summary of our strategic progress and financial highlights:
Strategic Progress

•	We successfully opened 23 new full-price and outlet stores during the year in both current and underpenetrated markets.

•
Over 69 million people visited verabradley.com, an 11% increase over the prior year. We consistently rank among the top in number of annual website visits compared to our most closely related peer companies.

•
In August, we announced the expansion of our current design and distribution centers, both of which are located just outside of Fort Wayne, Indiana, to create a company campus for the majority of our office personnel increasing efficiency and ease of collaboration.

•	In September, we launched the Vera Bradley for Disney Collection at the Florida World of Disney Store.

•
We migrated our website to a responsive design in order to provide a better shopping experience for our customers by providing an optimal viewing experience regardless of the device being used to shop.

•	We contributed approximately $1 million to the Vera Bradley Foundation supporting breast cancer research.

Financial Highlights

•	Net revenues decreased 0.9% to $536.0 million in fiscal 2014 compared to $541.1 million in fiscal 2013.

•	Direct segment sales increased 11.5% to $326.2 million in fiscal 2014 compared to $292.6 million in fiscal 2013. Comparable store net sales for fiscal 2014 decreased 5.7%.

•	Indirect segment sales decreased 15.6% to $209.8 million in fiscal 2014 compared to $248.6 million in fiscal 2013.

•	Gross profit was $295.4 million (55.1% of net revenue) in fiscal 2014 compared to $308.3 million (57.0% of net revenue) in fiscal 2013.

•	Selling, general and administrative expenses were $206.0 million (38.4% of net revenue) in fiscal 2014 compared to $204.4 million (37.8% of net revenue) in fiscal 2013.

•	Operating income was $94.3 million (17.6% of net revenue) in fiscal 2014 compared to $110.1 million (20.4% of net revenue) in fiscal 2013.

•	Net income was $58.8 million in fiscal 2014 compared to $68.9 million in fiscal 2013.

•	Diluted net income per share decreased 14.7% to $1.45 in fiscal 2014 from $1.70 in fiscal 2013.

•	Cash and cash equivalents were $59.2 million at February 1, 2014.

•	Cash generated from operations was $87.9 million in fiscal 2014 and was used to fund capital expenditures of $22.9 million and pay down debt by $15.0 million in fiscal 2014.

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
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. As such, fiscal year 2014 ended on February 1, 2014 and reflected a 52-week period; fiscal year 2013 ended on February 2, 2013 and reflected a 53-week period; fiscal year 2012 ended on January 28, 2012 and reflected a 52-week period. The inclusion of the 53rd week in fiscal 2013 resulted in incremental net revenues of approximately $4.9 million and approximately $0.02 per diluted share.

	Fiscal Year Ended (1)
($ in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Statement of Income Data:
Net revenues	$536,021	$541,148	$460,843
Cost of sales	240,589	232,867	203,220
Gross profit	295,432	308,281	257,623
Selling, general, and administrative expenses	205,957	204,412	169,427
Other income	4,776	6,277	7,975
Operating income	94,251	110,146	96,171
Interest expense, net	382	679	1,147
Income before income taxes	93,869	109,467	95,024
Income tax expense	35,057	40,597	37,103
Net income	$58,812	$68,870	$57,921
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	44.9%	43.0%	44.1%
Gross profit	55.1%	57.0%	55.9%
Selling, general, and administrative expenses	38.4%	37.8%	36.8%
Other income	0.9%	1.2%	1.7%
Operating income	17.6%	20.4%	20.9%
Interest expense, net	0.1%	0.1%	0.3%
Income before income taxes	17.5%	20.2%	20.6%
Income tax expense	6.5%	7.5%	8.1%
Net income	11.0%	12.7%	12.6%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-price and outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	February 1, 2014	February 2, 2013	January 28, 2012
Net Revenues by Segment:
Direct	$326,217	$292,564	$225,287
Indirect	209,804	248,584	235,556
Total	$536,021	$541,148	$460,843
Percentage of Net Revenues by Segment:
Direct	60.9%	54.1%	48.9%
Indirect	39.1%	45.9%	51.1%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Store Data (2):
Total stores open at end of period	99	76	56
Comparable-store sales (decrease) increase (3)	(5.7)%	3.4%	10.9%
Total gross square footage at end of period	207,096	155,919	113,504
Average net revenues per gross square foot (4)	$887	$1,083	$1,042

(1)	Fiscal 2013 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)	Includes full-price and outlet stores.

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

Fiscal 2014 Compared to Fiscal 2013
Net Revenues
For fiscal 2014, net revenues decreased $5.1 million, or 0.9%, to $536.0 million, from $541.1 million for fiscal 2013, primarily due to an additional 7 days included in fiscal 2013 compared to fiscal 2014, which added net revenues of $4.9 million and decreased volume.
Direct. For fiscal 2014, net revenues increased $33.7 million, or 11.5%, to $326.2 million, from $292.6 million for fiscal 2013. This growth resulted primarily from a $31.0 million increase in revenues at our stores due to 23 additional full-price and outlet stores which is offset by a comparable-store sales decrease of $8.4 million, or 5.7%. E-commerce revenues decreased $0.4 million. The decreases in comparable store and e-commerce sales related to year-over-year declines in traffic, a lower average transaction size, and underperformance of the product offering. The number of our stores grew from 76 at the end of fiscal 2013 to 99 at the end of fiscal 2014.
Indirect. For fiscal 2014, net revenues decreased $38.8 million, or 15.6%, to $209.8 million, from $248.6 million for fiscal 2013, primarily due to lower orders from the Company’s specialty retailers combined with closing approximately 400 wholesale accounts during the year, through a combination of remediation, natural attrition, and a more selective approach to opening new specialty gift stores.

Gross Profit
For fiscal 2014, gross profit decreased $12.8 million, or 4.2%, to $295.4 million, from $308.3 million for fiscal 2013. As a percentage of net revenues, gross profit decreased to 55.1% for fiscal 2014, from 57.0% for fiscal 2013. The decrease in gross margin was due primarily to a $4.8 million inventory write-down, increased year-over-year promotional activity, as well as the sales mix of lower-margin product.
Selling, General and Administrative Expenses (SG&A)
For fiscal 2014, SG&A expenses increased $1.5 million, or 0.8%, to $206.0 million, from $204.4 million for fiscal 2013. As a percentage of net revenues, SG&A expenses were 38.4% and 37.8% for fiscal 2014 and fiscal 2013, respectively. The increase in SG&A expenses as a percent of net revenues was primarily due to fixed expenses being spread over lower revenues in the Indirect segment, the deleveraging of store operating expenses, and the impact of employee-related expenses from headcount added in the first half of fiscal 2014, partially offset by reductions in variable compensation expense associated with Company performance.
Other Income
For fiscal 2014, other income decreased $1.5 million, or 23.9%, to $4.8 million, from $6.3 million for fiscal 2013. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.
Operating Income
For fiscal 2014, operating income decreased $15.9 million, or 14.4%, to $94.3 million, from $110.1 million for fiscal 2013. As a percentage of net revenues, operating income was 17.6% and 20.4% for fiscal 2014 and fiscal 2013, respectively. The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	February 1, 2014	February 2, 2013
Operating Income:
Direct	$79,877	$85,059	$(5,182)	(6.1)%
Indirect	84,130	101,059	(16,929)	(16.8)%
Less: Unallocated corporate expenses	(69,756)	(75,972)	6,216	(8.2)%
Operating income	$94,251	$110,146	$(15,895)	(14.4)%
Direct. For fiscal 2014, operating income decreased $5.2 million, or 6.1%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 24.5% and 29.1% for fiscal 2014 and 2013, respectively. This decrease as a percentage of net revenues in the Direct segment was primarily due to sales of lower-margin product accounting for a higher percentage of total segment revenue, as well as increased promotional activity.
Indirect. For fiscal 2014, operating income decreased $16.9 million, or 16.8%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.1% and 40.7% for fiscal 2014 and 2013, respectively. This decrease as a percentage of net revenues in the Indirect segment resulted primarily from deleveraging of the relatively fixed SG&A expenses against sales declines.
Corporate Unallocated. For fiscal 2014, unallocated expenses decreased $6.2 million, or 8.2%, primarily as a result of discretionary spending cuts and reductions in variable compensation expense associated with the Company’s financial performance.
Interest Expense, Net. For fiscal 2014, net interest expense decreased $0.3 million, or 43.7%, to $0.4 million, from $0.7 million in fiscal 2013. The decrease was due to lower average borrowing levels in fiscal 2014.
Income Tax Expense. For fiscal 2014, we recorded income tax expense of $35.1 million at an effective tax rate of 37.3%, compared to 37.1% for fiscal year 2013.

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

Liquidity and Capital Resources
General
Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million amended and restated credit agreement. Historically, our primary cash needs have been for purchasing inventories, payroll, store rent, capital expenditures associated with opening new stores, buildings, operational equipment, information technology, and debt repayments. The most significant components of our working capital are cash and cash equivalents, purchasing inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business will materially increase borrowings under our amended and restated credit agreement, in the near term.
We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net cash provided by operating activities	$87,864	$51,492	$51,516
Net cash used in investing activities	(22,862)	(35,893)	(18,836)
Net cash used in financing activities	(15,313)	(10,827)	(41,757)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities increased to $87.9 million during fiscal 2014, as compared to $51.5 million during fiscal 2013. This increase in cash provided by operating activities was primarily driven by a net working capital increase of $44.5 million, as a result of a reduced inventory build of $19.4 million along with an increase in accounts payable of $25.3 million. This increase was partially offset by a decrease in net income of $10.1 million.
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
Net cash provided by operating activities was $51.5 million for fiscal 2012 which was primarily driven by our net income during the year.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.

Net cash used in investing activities was $22.9 million in fiscal 2014, compared to $35.9 million in fiscal 2013. The $13.0 million decrease in capital expenditures was driven primarily by the expansion of the distribution facility which occurred in fiscal 2013, partially offset by the cost associated with opening of three additional stores during fiscal 2014.
Net cash used in investing activities was $35.9 million in fiscal 2013, compared to $18.8 million in fiscal 2012. The $17.1 million increase in capital expenditures was driven primarily by the expansion of the distribution facility.
Capital expenditures for fiscal 2015 are expected to be approximately $40 million, including the corporate campus expansion, build-out of new stores, and continued investment in our systems, including the e-commerce platform.
Net Cash Used in Financing Activities
Net cash used in financing activities was $15.3 million in fiscal 2014, primarily resulting from $15.0 million net payments under our amended and restated credit agreement.
Net cash used in financing activities was $10.8 million in fiscal 2013, resulting from $10.0 million net payments under our amended and restated credit agreement.
Net cash used in financing activities was $41.8 million in fiscal 2012, resulting from the net payments under our amended and restated credit agreement.
Amended and Restated Credit Agreement
On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate our credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and was to mature on October 3, 2015. On June 1, 2012, Vera Bradley Designs, Inc. entered into an amendment to the credit agreement. The amendment extends the maturity date from October 3, 2015 to June 1, 2017. Certain permitted indebtedness covenants were also amended. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the assets of Vera Bradley Design, Inc. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of February 1, 2014.
Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. We had borrowing availability of $125.0 million under the agreement as of February 1, 2014.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases and debt obligations. As of February 1, 2014, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period (3)
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases (1)	$151,967	$19,855	$39,637	$37,331	$55,144
Purchase obligations (2)	43,841	43,841	—	—	—
Total	$195,808	$63,696	$39,637	$37,331	$55,144

(1)
Our store leases generally range from five to ten years with varying renewal options. Our future operating lease obligations would change if we were to extend these leases, or if we were to enter into new operating leases.

(2)	Purchase obligations consist primarily of inventory purchases.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at February 1, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $3.1 million of uncertain tax positions have been excluded from the contractual obligations table above.

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
We reserve for projected merchandise returns based on historical experience and other assumptions that we believe to be reasonable. In the Direct business returns are refunded by issuing the same payment tender of the original purchase and in the Indirect business the customer is issued a credit to its account to apply to outstanding invoices. Merchandise exchanges of the same product at the same price are not considered merchandise returns. Product returns are often resalable through our annual outlet sale or other channels. Additionally, we reserve for other potential product credits and for customer shipments not yet received. The total reserve for returns, customer shipments not yet received, and general credits was $3.7 million and $4.1 million at February 1, 2014, and February 2, 2013, respectively.
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
Inventory adjustments of $8.9 million and $3.5 million were recorded for these matters as of the fiscal years ended February 1, 2014, and February 2, 2013, respectively. These adjustments related primarily to raw materials of retired patterns and certain merchandise from the baby gift category, which is being discontinued by the Company, as we have the ability to move retired finished goods through a number of channels, including the annual outlet sale, our website and outlet stores, and through liquidators as needed.

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
Valuation of Long-lived Assets
Property, plant, and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $1.2 million and $0.2 million for the periods ended February 1, 2014 and February 2, 2013, respectively.
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
Foreign Exchange Rate Risk
We source a majority of our materials from various suppliers in China and South Korea. Substantially all purchases and sales involving foreign persons are denominated in U.S. dollars, and therefore we do not hedge using any derivative instruments. Historically, we have not been impacted materially by changes in exchange rates.

Item 8. Financial Statements and Supplementary Data
Vera Bradley, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vera Bradley, Inc.:

We have audited the accompanying consolidated balance sheet of Vera Bradley, Inc. and subsidiaries as of February 1, 2014 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended February 1, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vera Bradley, Inc. and subsidiaries at February 1, 2014, and the consolidated results of their operations and their cash flows for the year ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vera Bradley, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated April 2, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
April 2, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vera Bradley, Inc.:

In our opinion, the consolidated balance sheet as of February 2, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of two years in the period ended February 2, 2013, present fairly, in all material respects, the financial position of Vera Bradley, Inc. and its subsidiaries at February 2, 2013, and the results of their operations and their cash flows for each of the two years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
April 2, 2013

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$59,215	$9,603
Accounts receivable, net	27,718	34,811
Inventories	136,923	131,562
Prepaid expenses and other current assets	9,952	11,016
Deferred income taxes	13,094	11,348
Total current assets	246,902	198,340
Property, plant, and equipment, net	84,940	77,211
Other assets	1,085	1,768
Total assets	$332,927	$277,319
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,745	$14,853
Accrued employment costs	10,586	14,162
Other accrued liabilities	20,403	16,532
Income taxes payable	1,625	7,094
Current portion of long-term debt	—	58
Total current liabilities	60,359	52,699
Long-term debt	—	15,037
Deferred income taxes	4,643	6,078
Other long-term liabilities	12,778	9,250
Total liabilities	77,780	83,064
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock; without par value; 200,000 shares authorized, 40,607 and 40,563 shares issued and outstanding, respectively	—	—
Additional paid-in capital	78,153	75,675
Retained earnings	178,002	119,190
Accumulated other comprehensive loss	(1,008)	(610)
Total shareholders’ equity	255,147	194,255
Total liabilities and shareholders’ equity	$332,927	$277,319
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net revenues	$536,021	$541,148	$460,843
Cost of sales	240,589	232,867	203,220
Gross profit	295,432	308,281	257,623
Selling, general, and administrative expenses	205,957	204,412	169,427
Other income	4,776	6,277	7,975
Operating income	94,251	110,146	96,171
Interest expense, net	382	679	1,147
Income before income taxes	93,869	109,467	95,024
Income tax expense	35,057	40,597	37,103
Net income	$58,812	$68,870	$57,921
Basic weighted-average shares outstanding	40,599	40,536	40,507
Diluted weighted-average shares outstanding	40,648	40,571	40,542
Basic net income per share	$1.45	$1.70	$1.43
Diluted net income per share	1.45	1.70	1.43
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$58,812	$68,870	$57,921
Cumulative translation adjustment	(398)	(707)	97
Comprehensive income	$58,414	$68,163	$58,018
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Number of Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital			Total Equity
Balance at January 29, 2011	40,506,670	$71,923	$(7,601)	$—	$64,322
Net income	—	—	57,921	—	57,921
Recovery of short-swing profit	—	76	—	—	76
Translation adjustments	—	—	—	97	97
Restricted shares vested, net of repurchase for taxes	50	1	—	—	1
Stock-based compensation	—	1,590	—	—	1,590
Balance at January 28, 2012	40,506,720	$73,590	$50,320	$97	$124,007
Net income	—	—	68,870	—	68,870
Translation adjustments	—	—	—	(707)	(707)
Restricted shares vested, net of repurchase for taxes	56,336	(738)	—	—	(738)
Stock-based compensation	—	2,763	—	—	2,763
Tax related benefit of restricted stock units	—	60	—	—	60
Balance at February 2, 2013	40,563,056	$75,675	$119,190	$(610)	$194,255
Net income	—	—	58,812	—	58,812
Translation adjustments	—	—	—	(398)	(398)
Stock-based compensation	—	2,950	—	—	2,950
Restricted shares vested, net of repurchase for taxes	43,675	(412)	—	—	(412)
Tax related benefit of restricted stock units	—	(60)	—	—	(60)
Balance at February 1, 2014	40,606,731	$78,153	$178,002	$(1,008)	$255,147
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities
Net income	$58,812	$68,870	$57,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	15,104	10,834	9,457
(Recovery of) Provision for doubtful accounts	(153)	541	553
Loss on disposal of property, plant, and equipment	29	37	51
Stock-based compensation	2,950	2,763	1,591
Deferred income taxes	(3,241)	(1,405)	1,638
Changes in assets and liabilities:
Accounts receivable	7,246	2,745	(4,350)
Inventories	(5,682)	(25,088)	(10,199)
Other assets	1,747	(3,579)	137
Accounts payable	12,892	(12,423)	(2,736)
Income taxes payable	(5,469)	5,389	(8,305)
Accrued and other liabilities	3,629	2,808	5,758
Net cash provided by operating activities	87,864	51,492	51,516
Cash flows from investing activities
Purchases of property, plant, and equipment	(22,862)	(35,893)	(18,836)
Net cash used in investing activities	(22,862)	(35,893)	(18,836)
Cash flows from financing activities
Payments on financial-institution debt	(45,000)	(106,000)	(76,200)
Borrowings on financial-institution debt	30,000	96,000	34,450
Payments on vendor-financed debt	—	(89)	(83)
Shares surrendered for tax withholding	(412)	(738)	—
Other	99	—	76
Net cash used in financing activities	(15,313)	(10,827)	(41,757)
Effect of exchange rate changes on cash and cash equivalents	(77)	(91)	46
Increase (decrease) in cash and cash equivalents	49,612	4,681	(9,031)
Cash and cash equivalents, beginning of period	9,603	4,922	13,953
Cash and cash equivalents, end of period	$59,215	$9,603	$4,922
Supplemental disclosure of cash-flow information
Income taxes paid	$42,287	$36,743	$43,850
Interest paid	$161	$797	$956
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

1.	Description of the Company
Vera Bradley is a leading designer, producer, marketer, and retailer of stylish, highly functional accessories for women. The Company’s products include a wide offering of handbags, accessories, and travel and leisure items. The Company generates net revenues by selling products through two reportable segments: Direct and Indirect. The Direct segment consists of sales of Vera Bradley products through our 84 full-price stores, our 15 outlet stores in the United States, 13 department store locations in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. The Indirect business consists of sales of Vera Bradley products to approximately 3,100 specialty retailers, substantially all of which are located in the United States, as well as select department stores and third-party e-commerce sites. Except where context requires or where otherwise indicated, the terms“Vera Bradley” and “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. As such, fiscal 2014 ended on February 1, 2014 and reflected a 52-week period; fiscal 2013 and 2012 ended on February 2, 2013, and January 28, 2012, and reflected 53-week and 52-week periods, respectively. The inclusion of the 53rd week in fiscal 2013 resulted in incremental revenues of approximately $4.9 million and approximately $0.02 per diluted share.

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Property, Plant, and Equipment
Property, plant, and equipment are carried at cost and depreciated or amortized over the following estimated useful lives using the straight-line method:

Buildings and building improvements ..............................................	39.5 years
Land improvements ...........................................................................	5 – 15 years
Furniture and fixtures, and leasehold improvements ........................	5 – 10 years
Computer equipment and software ...................................................	3 – 5 years
Production equipment .......................................................................	7 years
Vehicles .............................................................................................	5 years
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

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken	Balance at End of Year
Fiscal year ended February 1, 2014	$2,145	$30,335	$(31,056)	$1,424
Fiscal year ended February 2, 2013	1,807	28,656	(28,318)	2,145
Fiscal year ended January 28, 2012	1,265	20,804	(20,262)	1,807

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.3 million and $0.7 million at February 1, 2014, and February 2, 2013, respectively.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. The Company currently does not recognize breakage on its gift cards.
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

Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a step-up rent liability. As of February 1, 2014 and February 2, 2013, step-up rent liability was $7.0 million and $5.5 million, respectively and is included within other accrued liabilities on the Consolidated Balance Sheets.
The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of February 1, 2014 and February 2, 2013, the deferred lease credit liability was $10.3 million and $8.5 million, respectively. Of this, $1.4 million and $1.1 million is included within other accrued liabilities and $8.9 million and $7.4 million is included within other long term liabilities as of February 1, 2014 and February 2, 2013, respectively.
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
Total advertising expense was as follows (in thousands):

Fiscal year ended February 1, 2014	$18,123
Fiscal year ended February 2, 2013	22,495
Fiscal year ended January 28, 2012	20,154

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Total recovery from Indirect retailers was as follows (in thousands):

Fiscal year ended February 1, 2014	$4,483
Fiscal year ended February 2, 2013	5,984
Fiscal year ended January 28, 2012	7,692
Debt-Issuance Costs
During the fiscal year ended January 29, 2011, in connection with the amendment and restatement of the credit agreement (see Note 5), the Company incurred debt-issuance costs of $1.1 million and wrote off, to interest expense, $0.2 million of unamortized debt-issuance costs relating to certain portions of the original credit agreement. The Company is amortizing the remaining debt-issuance costs to interest expense over the five-year term of the amended and restated credit agreement. Debt-issuance costs, net of accumulated amortization, totaled $0.7 million at February 1, 2014, and $0.9 million at February 2, 2013, and are included in other assets on the Consolidated Balance Sheets. Amortization expense of $0.2 million, $0.2 million, and $0.3 million is included in interest expense in the Consolidated Statements of Income for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012, respectively.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:
•Level 1 – Quoted prices in active markets for identical assets or liabilities
•Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
•Level 3 – Unobservable inputs based on the Company’s own assumptions
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of February 1, 2014, and February 2, 2013, approximated their fair values.
The carrying amount for the amended and restated credit agreement (“credit agreement”) approximates fair value at February 1, 2014, and February 2, 2013, as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.
The Company has certain assets that are measured on a non-recurring basis under circumstances and events described in Note 2. The categorization of the framework to price these assets are level 3 due to subjective nature of unobservable inputs.
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

3.	Inventories
The components of inventories were as follows (in thousands):

	February 1, 2014	February 2, 2013
Raw materials	$10,772	$19,490
Work in process	850	836
Finished goods	125,301	111,236
Total inventories	$136,923	$131,562

4.	Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Land and land improvements	$3,677	$3,261
Building and building improvements	31,108	29,163
Furniture, fixtures, leasehold improvements and computer equipment	88,859	74,379
Production equipment and vehicles	20,421	19,947
Construction in progress	7,312	2,198
	151,377	128,948
Less: Accumulated depreciation and amortization	(66,437)	(51,737)
Property, plant, and equipment, net	$84,940	$77,211
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2. An impairment charge of $1.2 million and $0.2 million was recognized, using level 3 inputs, in the fiscal years ended February 1, 2014 and February 2, 2013, respectively, for assets related to underperforming stores and is included in selling, general, and administrative expenses in the Consolidated Statements of Income and in depreciation and amortization of property, plant, and equipment in the Consolidated Statements of Cash Flows. The Company did not record any impairment charges in fiscal 2012.
Depreciation and amortization expense associated with property, plant, and equipment, net of impairment charges (in thousands):

Fiscal year ended February 1, 2014	$13,942
Fiscal year ended February 2, 2013	10,601
Fiscal year ended January 28, 2012	9,457

5.	Debt
Long-term debt consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Financial-institution debt	$—	$15,000
Other borrowings	—	95
	—	15,095
Less: Current maturities	—	58
	$—	$15,037

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Credit Agreement
On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. All borrowings under the amended and restated credit agreement are collateralized by substantially all of the Company’s assets. The credit agreement is also guaranteed by the Company. The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. The Company was in compliance with these covenants as of February 1, 2014.

Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company’s leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. As of February 1, 2014, the Company had borrowing availability of $125.0 million.
On June 1, 2012, Vera Bradley Designs, Inc. entered into an amendment to the credit agreement. The amendment extends the maturity date from October 3, 2015 to June 1, 2017. Certain permitted indebtedness covenants were also amended.

6.	Income Taxes
The components of income tax expense were as follows (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Current:
Federal	$34,578	$38,065	$31,437
Foreign	77	5	38
State	3,643	3,992	3,990
	38,298	42,062	35,465
Deferred:
Federal	(2,540)	(351)	1,591
State	(701)	(1,114)	47
	(3,241)	(1,465)	1,638
Total income tax expense	$35,057	$40,597	$37,103
A breakdown of the Company’s income before income taxes is as follows (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Domestic	$94,975	$111,660	$96,370
Foreign	(1,106)	(2,193)	(1,346)
Total income before income taxes	$93,869	$109,467	$95,024

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (in thousands):

	February 1, 2014		February 2, 2013		January 28, 2012
Federal taxes at statutory rate	$32,854	35.0%	$38,312	35.0%	$33,258	35.0%
State and local income taxes, net of federal benefit	1,912	2.0	1,871	1.7	2,624	2.8
Impact of foreign operations	(71)	(0.1)	(111)	(0.1)	(75)	(0.1)
Foreign valuation allowance	566	0.6	885	0.8	600	0.6
Valuation allowance on capital loss	—	—	—	—	194	0.2
Other	(204)	(0.2)	(360)	(0.3)	502	0.5
Total income tax expense	$35,057	37.3%	$40,597	37.1%	$37,103	39.0%
During fiscal year 2014, the Company continued retail operations in Japan. Since operations began in 2012, these retail activities have resulted in a loss. The Company has not recorded a tax benefit for losses incurred in fiscal year 2012, 2013, or 2014 due to the uncertainty regarding the future realizability of the tax benefit of these losses. Accordingly, a valuation allowance was recorded for the Japan entity for $0.6 million, $0.9 million and $0.6 million for fiscal year 2014, 2013 and 2012, respectively. If not used, these carryforwards will expire in fiscal year 2021, 2020 and 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Compensation and benefits	$3,860	$4,202
Inventories	6,856	5,348
Deferred credits from landlords	6,911	5,082
Foreign operating loss	2,051	1,485
Other	3,181	2,330
Subtotal deferred tax assets	22,859	18,447
Less: valuation allowances	(2,245)	(1,679)
Total deferred tax assets	20,614	16,768
Deferred tax liabilities:
Property, plant, and equipment	(10,154)	(9,871)
Other	(2,009)	(1,627)
Total deferred tax liabilities	(12,163)	(11,498)
Net deferred tax assets	$8,451	$5,270

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) for the fiscal years ended February 1, 2014, and February 2, 2013, is as follows (in thousands):

	February 1, 2014	February 2, 2013
Beginning balance	$1,236	$887
Increases in unrecognized tax benefits as a result of current-year activity	1,879	349
Ending balance	$3,115	$1,236
As of February 1, 2014, of the $3.1 million of total unrecognized tax benefits, $2.5 million, which is net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. It is reasonably possible that the total unrecognized tax benefits could decrease by $0.5 million in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended February 1, 2014 and February 2, 2013.
The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Income tax returns for calendar year 2010 to present are open for examination in the federal jurisdiction and in significant state jurisdictions. Taxable income/loss in foreign jurisdictions are not material.

7.	Leases
The Company is party to non-cancellable operating leases. Future minimum lease payments under the non-cancellable operating leases through expiration are as follows (in thousands and by fiscal year):

Fiscal Year	Amount
2015	$19,855
2016	19,831
2017	19,806
2018	19,414
2019	17,917
Thereafter	55,144
$151,967
Rental expense for all leases was as follows (in thousands):

Fiscal year ended February 1, 2014	$24,289
Fiscal year ended February 2, 2013	20,609
Fiscal year ended January 28, 2012	15,358
Lease terms generally range from five to ten years with options to renew for varying terms. Future minimum lease payments relate primarily to the lease of retail space. Additionally, several lease agreements contain a provision for payments based on a percentage of sales in addition to the stated lease payments. Percentage rent was $2.5 million, $2.3 million and $1.6 million for fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012, respectively.
In fiscal 2014, the Company leased two of its facilities from leasing companies owned by certain shareholders and directors. The Company is currently under a month-to-month lease agreement with Milburn, LLC. Lease expense related to this arrangement, was $0.2 million in each of the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012, respectively. The Company was also also under a lease agreement during ten months of fiscal 2014 with Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. Lease expense for fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, related to this arrangement was approximately $0.3 million, $0.5 million and $0.4 million, respectively.

8.	Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $3.0 million, $2.8 million and $1.6 million, in the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Awards of Restricted-Stock Units
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units as well as other equity awards. As of February 1, 2014, there were 5,675,972 of shares remaining in that program.
During the fiscal year ended February 1, 2014, the Company granted a total of 322,218 time-based and performance-based restricted stock units to certain employees under the 2010 Equity and Incentive Plan with an aggregate fair value of $7.7 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
The majority of time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Beginning in fiscal 2014, all restricted stock awards issued to non-employee Directors vest after a one-year period from grant date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over the vesting period.
The majority of performance-based restricted stock units vest upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment throughout the three-year performance period and the Company’s achievement of annual net income targets during the three-year performance period. The Company is recognizing the expense relating to these units, net of estimated forfeitures and based on the probable outcome of achievement of the net income targets, on a straight-line basis over the vesting period.
The following table summarizes information about restricted-stock units as of and for the year ended February 1, 2014 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 2, 2013	150	$34.71	76	$29.62
Granted	184	23.79	138	23.82
Vested	(61)	35.26	—	—
Forfeited	(42)	28.91	(54)	26.25
Nonvested units outstanding at February 1, 2014	231	$26.92	160	$25.75

As of February 1, 2014, there was $4.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2014 was $1.4 million. No restricted-stock awards were granted, vested, or forfeited for the year ended February 1, 2014.

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
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 50% match of an employee’s contribution to the plan up to a maximum employer contribution of either 10% of the employee’s annual compensation or the annual legal allowable contribution limit, whichever is lower. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of February 1, 2014, and February 2, 2013, no discretionary profit sharing payments had been approved. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended February 1, 2014	$1,508
Fiscal year ended February 2, 2013	1,507
Fiscal year ended January 28, 2012	1,231

11.	Related-Party Transactions
The Company leased two of its facilities, in fiscal 2014, from leasing companies owned by certain shareholders and directors, as described further in Note 7.
In December 2013, the Company purchased land and a building, that was previously leased, from Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. The Board of Directors, along with independent real estate appraisers, determined the purchase price of the property, which totaled $2.4 million. This building is adjacent to the distribution center in Roanoke, Indiana.
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
During fiscal year ended February 1, 2014, the Company made charitable contributions of approximately $1.0 million to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). In fiscal years ended February 2, 2013 and January 28, 2012, the Company made charitable contributions of 10% of the net proceeds from the sale of inventory of certain designated patterns to the Foundation. The Foundation was founded by two of the Company’s directors, who are also on the board of directors of the Foundation. The liability associated with this commitment was approximately $0.4 million at both February 1, 2014 and February 2, 2013, which is included in other accrued liabilities in the Consolidated Balance Sheets. The associated expense, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended February 1, 2014	$982
Fiscal year ended February 2, 2013	982
Fiscal year ended January 28, 2012	1,046

12.	Earnings Per Share
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

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Numerator:
Net income	$58,812	$68,870	$57,921
Denominator:
Weighted-average number of common shares (basic)	40,599	40,536	40,507
Dilutive effect of stock-based awards	49	35	35
Weighted-average number of common shares (diluted)	40,648	40,571	40,542
Earnings per share:
Basic	$1.45	$1.70	$1.43
Diluted	$1.45	$1.70	$1.43

As of February 1, 2014, the amount of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive was immaterial. As of February 1, 2014, there were no additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations.

13.	Segment Reporting
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
The Indirect segment represents revenues generated through the distribution of Company-branded products to approximately 3,100 specialty Indirect retailers and department store partners across the United States. The Direct segment includes the Company’s full-price and outlet stores, department store locations in Japan, the Company’s websites, verabradley.com and verabradley.co.jp, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2014, 2013 and 2012.
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

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Segment net revenues:
Direct	$326,217	$292,564	$225,287
Indirect	209,804	248,584	235,556
Total	$536,021	$541,148	$460,843
Segment operating income:
Direct	$79,877	$85,059	$68,097
Indirect	84,130	101,059	93,042
Total	$164,007	$186,118	$161,139
Reconciliation:
Segment operating income	$164,007	$186,118	$161,139
Less:
Unallocated corporate expenses	(69,756)	(75,972)	(64,968)
Operating income	$94,251	$110,146	$96,171
Sales outside of the United States were included in the Direct segment and are considered immaterial.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Revenues to external customers for Vera Bradley brand products are attributable to sales of handbags, accessories, and travel and leisure items. Other revenue to external customers primarily includes revenue from our annual outlet sale, home products, merchandising, freight, and licensing revenues. Net revenues by product category are as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net revenues:
Handbags	$208,478	$214,307	$193,861
Accessories	157,132	167,929	144,575
Travel and Leisure Items	77,390	77,667	68,385
Other	93,021	81,245	54,022
Total	$536,021	$541,148	$460,843
As of February 1, 2014 and February 2, 2013, substantially all of the Company’s long-lived assets were located in the United States.

14.	Quarterly Financial Information (Unaudited)
The table below sets forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration, except the fourth quarter of fiscal year ended February 2, 2013, which was fourteen weeks.

	Fiscal Year Ended February 1, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$123,033	$125,372	$130,094	$157,522
Gross profit	68,466	71,773	71,933	83,260
Operating income	15,190	24,067	24,189	30,805
Net income	9,189	14,951	15,226	19,446
Basic net income per common share	0.23	0.37	0.37	0.48
Diluted net income per common share	0.23	0.37	0.37	0.48

	Fiscal Year Ended February 2, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$117,201	$123,037	$138,346	$162,564
Gross profit	65,302	68,612	80,228	94,139
Operating income	20,810	21,799	27,571	39,966
Net income	12,626	13,373	17,742	25,129
Basic net income per common share	0.31	0.33	0.44	0.62
Diluted net income per common share	0.31	0.33	0.44	0.62

Information in any one Quarterly period should not be considered indicative of annual results due to the effect of seasonality of the business.

(1) The Quarterly financial data reflects a pre-tax inventory write-down of approximately $4.8 million.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Robert Wallstrom, the Chief Executive Officer of the Company, and Kevin J. Sierks, the Executive Vice President – Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of February 1, 2014.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of February 1, 2014.
The effectiveness of the Company’s internal control over financial reporting as of February 1, 2014 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. of this Annual Report on Form 10-K.
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

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2014 Annual Meeting of Shareholders under the headings “Nominees for Election as Class III Directors at the 2013 Annual Meeting,” “Directors Continuing in Office,” “Director Nominations,” “Family Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Business – Executive Officers” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2014 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis”, and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2014 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth in Part II, Item 5 of this Form 10-K under the heading “Dividends” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2014 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2014 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2014.

Vera Bradley, Inc.

/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin J. Sierks and Robert Wallstrom, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 2, 2014.

Signature	Title

/s/ Robert Wallstrom	Director and Chief Executive Officer (principal executive officer)
Robert Wallstrom

/s/ Kevin J. Sierks	Executive Vice President – Chief Financial Officer (principal accounting officer)
Kevin J. Sierks

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Richard Baum	Director
Richard Baum

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Karen Kaplan	Director
Karen Kaplan

/s/ John E. Kyees	Director
John E. Kyees

Signature	Title

/s/ Matthew McEvoy	Director
Matthew McEvoy

/s/ P. Michael Miller	Director
P. Michael Miller

/s/ Patricia R. Miller	Director
Patricia R. Miller

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Edward M. Schmults	Director
Edward M. Schmults

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 333-167934)

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

10.8	2011 Restricted Stock Unit Terms And Conditions for Employees (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.9	2011 Restricted Stock Unit Terms And Conditions for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.10
Lease Agreement, dated as of March 28, 2011, by and between Vera Bradley Designs, Inc., as tenant, and Great Dane Realty, LLC, as landlord (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.11
Lease Extension, dated April 19, 2011, by and between Vera Bradley, Inc., as tenant, and Milburn, LLC, as landlord (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.12	Fiscal 2013 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.13	Fiscal 2013 Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

Exhibit No.	Description

10.14	Fiscal 2013 Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.15	Form of Time-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.16
Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.17
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 1, 2012, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.18	Letter of Agreement with Kevin J. Sierks (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended February 2, 2013)

10.19*	Letter of Agreement with Sue Fuller

10.20*	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 18, 2010, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto

10.21*	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 10, 2011, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Vera Bradley, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012; (ii) Consolidated Balance Sheets as of February 1, 2014, and February 2, 2013; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012; and (v) related notes. **

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