Form 10-Q
period 2014-05-03
Vera Bradley, Inc.
filed 2014-06-12
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number: 001-34918

___________________________
VERA BRADLEY, INC.
(Exact name of registrant as specified in its charter)
 ___________________________

Indiana	27-2935063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12420 Stonebridge Road, Roanoke, Indiana	46783
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 40,686,315 shares of its common stock outstanding as of June 12, 2014.

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
For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, as well as Item 1A of Part II of this Quarterly Report on Form 10-Q.
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

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 3, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$81,524	$59,215
Accounts receivable, net	18,557	27,718
Inventories	126,562	136,923
Prepaid expenses and other current assets	9,417	9,952
Deferred income taxes	13,981	13,094
Total current assets	250,041	246,902
Property, plant, and equipment, net	88,433	84,940
Other assets	879	1,085
Total assets	$339,353	$332,927
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,686	$27,745
Accrued employment costs	10,871	10,586
Other accrued liabilities	22,365	20,403
Income taxes payable	3,397	1,625
Total current liabilities	60,319	60,359
Deferred income taxes	4,267	4,643
Other long-term liabilities	12,645	12,778
Total liabilities	77,231	77,780
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,686 and 40,607 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	78,551	78,153
Retained earnings	184,569	178,002
Accumulated other comprehensive loss	(998)	(1,008)
Total shareholders’ equity	262,122	255,147
Total liabilities and shareholders’ equity	$339,353	$332,927
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net revenues	$113,461	$123,033
Cost of sales	52,936	54,567
Gross profit	60,525	68,466
Selling, general, and administrative expenses	51,312	55,227
Other income	1,577	1,951
Operating income	10,790	15,190
Interest expense, net	80	141
Income before income taxes	10,710	15,049
Income tax expense	4,143	5,860
Net income	$6,567	$9,189
Basic weighted-average shares outstanding	40,639	40,580
Diluted weighted-average shares outstanding	40,725	40,624
Basic net income per share	$0.16	$0.23
Diluted net income per share	$0.16	$0.23
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$6,567	$9,189
Cumulative translation adjustment	10	(255)
Comprehensive income	$6,577	$8,934
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities
Net income	$6,567	$9,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	3,563	3,323
Provision for doubtful accounts	(115)	(213)
Loss on disposal of property, plant, and equipment	—	2
Stock-based compensation	980	806
Deferred income taxes	(1,263)	(548)
Changes in assets and liabilities:
Accounts receivable	9,276	8,266
Inventories	10,373	(7,567)
Prepaid expenses and other assets	741	1,943
Accounts payable	(7,075)	2,915
Income taxes payable	1,772	(1,333)
Accrued and other liabilities	2,138	(1,904)
Net cash provided by operating activities	26,957	14,879
Cash flows from investing activities
Purchases of property, plant, and equipment	(4,040)	(5,811)
Net cash used in investing activities	(4,040)	(5,811)
Cash flows from financing activities
Payments on financial-institution debt	—	(35,000)
Borrowings on financial-institution debt	—	25,000
Tax withholdings for equity compensation	(582)	(389)
Other financing activities, net	(24)	(23)
Net cash used in financing activities	(606)	(10,412)
Effect of exchange rate changes on cash and cash equivalents	(2)	(30)
Net increase (decrease) in cash and cash equivalents	22,309	(1,374)
Cash and cash equivalents, beginning of period	59,215	9,603
Cash and cash equivalents, end of period	$81,524	$8,229
Supplemental disclosure of cash flow information
Non-cash operating and investing activities
Property, plant, and equipment expenditures incurred but not yet paid	$3,016	$—
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

1.    Description of the Company and Basis of Presentation
The terms “Company” and “Vera Bradley” refer to Vera Bradley, Inc. and its subsidiaries, except where context requires or where otherwise indicated.
Vera Bradley is a leading designer of women’s handbags and accessories, luggage and travel items, eyewear, and stationery and gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s iconic designs and versatile styles offer women of all ages a colorful way to accessorize every look.
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, department store locations in Japan, its websites, verabradley.com and verabradley.co.jp, and its annual outlet sale in Fort Wayne, Indiana. As of May 3, 2014, the Company operated 88 full-line stores and 16 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 3,000 specialty retail doors, substantially all of which are located in the United States, as well as select department stores, national accounts, third party e-commerce sites, and third party inventory liquidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 3, 2014, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 3, 2014, and May 4, 2013, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a step-up rent liability. As of May 3, 2014 and February 1, 2014, step-up rent liability was $7.4 million and $7.0 million, respectively, and is included within other accrued liabilities on the Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of May 3, 2014 and February 1, 2014, the deferred lease credit liability was $10.5 million and $10.3 million, respectively. Of this, $1.4 million is included within other accrued liabilities for both May 3, 2014 and February 1, 2014; $9.1 million and $8.9 million is included within other long-term liabilities as of May 3, 2014 and February 1, 2014, respectively.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; it is applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial position, results of operations or cash flows.

2.    Earnings Per Share
Earnings per share is computed under the provisions of Accounting Standards Codification (ASC) 260, Earnings Per Share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock. The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Numerator:
Net income	$6,567	$9,189
Denominator:
Weighted-average number of common shares (basic)	40,639	40,580
Dilutive effect of stock-based awards	86	44
Weighted-average number of common shares (diluted)	40,725	40,624
Earnings per share:
Basic	$0.16	$0.23
Diluted	$0.16	$0.23
As of May 3, 2014 and May 4, 2013, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

3.    Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•	Level 3 – Unobservable inputs based on the Company’s own assumptions.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of May 3, 2014, and May 4, 2013, approximated their fair values.
The carrying amount for the amended and restated credit agreement (“credit agreement”) approximated its fair value at May 4, 2013, as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.

4.    Inventories
The components of inventories were as follows (in thousands):

	May 3, 2014	February 1, 2014
Raw materials	$12,253	$10,772
Work in process	567	850
Finished goods	113,742	125,301
Total inventories	$126,562	$136,923

5.    Debt
As of May 3, 2014, the Company had borrowing availability of $125.0 million under the amended and restated credit agreement.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended May 3, 2014, was 38.7%, compared to 38.9% for the thirteen weeks ended May 4, 2013.

7.    Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718, Stock Compensation. Under these provisions, for its awards of restricted stock and restricted stock units, the Company recognizes share-based compensation expense in an amount equal to the fair market value of the underlying stock on the grant date of the respective award.
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units as well as other equity awards.
Awards of Restricted Stock Units
During the thirteen weeks ended May 3, 2014, the Company granted 217,980 time-based and performance-based restricted stock units with an aggregate fair value of $5.9 million to certain employees and non-employee directors

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

under the 2010 Equity and Incentive Plan compared to a total of 244,814 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
The majority of time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Beginning in fiscal 2014, all restricted stock awards issued to non-employee directors vest after a one-year period from grant date. The Company is recognizing the expense relating to these units, net of estimated forfeitures, on a straight-line basis over the vesting period.
Performance-based restricted stock units vest upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment throughout the three-year performance period and the Company’s achievement of annual net income or earnings per share targets during the three-year performance period. The Company is recognizing the expense relating to these units, net of estimated forfeitures, based on the probable outcome of achievement of the financial targets, on a straight-line basis over three years.
The following table sets forth a summary of restricted stock unit activity for the period ended May 3, 2014 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2014	231	$26.92	160	$25.75
Granted	121	27.26	97	27.28
Vested	(101)	27.26	—	—
Forfeited	(16)	25.76	(17)	25.58
Nonvested units outstanding at May 3, 2014	235	$27.03	240	$26.38
As of May 3, 2014, there was $8.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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
The Direct segment includes the Company’s full-line and factory outlet stores, department store locations in Japan, the Company’s websites, verabradley.com and verabradley.co.jp, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers. The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 3,000 doors, substantially all of which are located in the United States, as well as key accounts, which include select department stores, national accounts and third party e-commerce sites. Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal,

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

finance, information technology, design, merchandising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Segment net revenues:
Direct	$73,448	$73,687
Indirect	40,013	49,346
Total	$113,461	$123,033
Segment operating income:
Direct	$13,449	$16,965
Indirect	15,439	17,739
Total	$28,888	$34,704
Reconciliation:
Segment operating income	$28,888	$34,704
Less:
Unallocated corporate expenses	(18,098)	(19,514)
Operating income	$10,790	$15,190

10.    Subsequent Event
On June 4, 2014, the Company entered into a five-year agreement with Mitsubishi Corporation and Look Inc. to import and distribute Vera Bradley products in Japan. As a result of moving to this wholesale business model, the Company will exit its direct business in Japan during the third quarter and will account for this business as a discontinued operation from that point forward. The Company expects to incur pre-tax charges related to the exit from Japan during the third quarter of approximately $2.0 million, equating to $0.03 per share, which will be reflected in discontinued operations. Approximately $1.0 million of that amount relates to a non-cash charge for a currency translation loss that has accumulated in equity since entering the Japan market over three years ago. The remaining charge relates to the write off of certain assets, employee severance, and other exit charges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen weeks ended May 3, 2014 and May 4, 2013. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.
Executive Summary
Below is a summary of our strategic progress and financial highlights:
Strategic Progress

•	We opened four new full-line stores and one factory outlet store during the first quarter in both current and underpenetrated markets.

•	We hired key executives in sales, e-commerce, merchandising, and sourcing.

•	We implemented omni-customer capabilities so that we can better understand what our customer is purchasing in all channels.

•	We made improvements to our website which we believe will improve customer acquisition, full-price conversion, and retention.
Quarterly Financial Summary

•	Net revenues decreased 7.8% to $113.5 million.

•	Direct segment sales decreased 0.3% to $73.4 million. Total comparable-store net sales declined 9.4%.

•	Indirect segment sales decreased 18.9% to $40.0 million.

•	Gross profit was $60.5 million (53.3% of net revenue).

•	Operating income was $10.8 million (9.5% of net revenue).

•	Net income was $6.6 million, or $0.16 per diluted share.

•	Cash and cash equivalents were $81.5 million at May 3, 2014.

•	Cash generated from operations of $27.0 million was used to fund capital expenditures of $4.0 million.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, department store locations in Japan, our websites, verabradley.com and verabradley.co.jp, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts and third party e-commerce sites.
Comparable-Store Sales
Comparable-store sales are calculated based upon our stores that have been open at least 12 full fiscal months. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Total comparable-store sales includes net revenues from our e-commerce site verabradley.com. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable-store sales may not be comparable to similar data made available by other companies. Non-comparable store sales include sales from stores not included in comparable-store sales.

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
Selling, General, and Administrative Expenses (SG&A)
SG&A expenses include selling; advertising, marketing, and product development; and administrative. Selling expenses include Direct business expenses, such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations.
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

Results of Operations
The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(unaudited)	(unaudited)
Statement of Income Data:
Net revenues	$113,461	$123,033
Cost of sales	52,936	54,567
Gross profit	60,525	68,466
Selling, general, and administrative expenses	51,312	55,227
Other income	1,577	1,951
Operating income	10,790	15,190
Interest expense, net	80	141
Income before income taxes	10,710	15,049
Income tax expense	4,143	5,860
Net income	$6,567	$9,189
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	46.7%	44.4%
Gross profit	53.3%	55.6%
Selling, general, and administrative expenses	45.2%	44.9%
Other income	1.4%	1.6%
Operating income	9.5%	12.3%
Interest expense, net	0.1%	0.1%
Income before income taxes	9.4%	12.2%
Income tax expense	3.7%	4.8%
Net income	5.8%	7.5%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(unaudited)	(unaudited)
Net Revenues by Segment:
Direct	$73,448	$73,687
Indirect	40,013	49,346
Total	$113,461	$123,033
Percentage of Net Revenues by Segment:
Direct	64.7%	59.9%
Indirect	35.3%	40.1%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(unaudited)	(unaudited)
Operating Income by Segment:
Direct	$13,449	$16,965
Indirect	15,439	17,739
Less: Corporate unallocated	(18,098)	(19,514)
Total	$10,790	$15,190
Operating Income as a Percentage of Net Revenues by Segment:
Direct	18.3%	23.0%
Indirect	38.6%	35.9%
Store Data (1):
Total stores open at end of period	104	85
Total comparable-store sales (decrease) increase (2)	(9.4)%	10.9%
Total gross square footage at end of period (all stores)	219,212	176,437
Average net revenues per gross square foot (3)	$162	$226

(1)	Includes our full-line and factory outlet stores.

(2)
Comparable-store sales are the net revenues of our stores that have been open at least 12 full fiscal months. Increase or decrease is reported as a percentage of the comparable-store sales for the same period in the prior fiscal year. Remodeled stores are included in comparable-store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Total comparable-store sales includes net revenues from our e-commerce site verabradley.com.

(3)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended May 3, 2014, Compared to Thirteen Weeks Ended May 4, 2013
Net Revenues
For the thirteen weeks ended May 3, 2014, net revenues decreased $9.6 million, or 7.8%, to $113.5 million, from $123.0 million in the comparable prior-year period.
Direct. For the thirteen weeks ended May 3, 2014, net revenues in the Direct segment decreased $0.2 million, or 0.3%, to $73.4 million, from $73.7 million in the comparable prior-year period. This change resulted primarily from a $6.7 million increase in revenues at our stores due to 19 additional full-line and factory outlet stores which was partially offset by a total comparable-store sales decrease of $5.7 million, or 9.4%, and a decrease in total sales at our annual outlet sale compared to the prior year. The total comparable-store sales decrease was primarily due to declines in traffic, underperformance of the product offering, and severe weather in the first two months of the quarter. Comparable-store sales related to our e-commerce operations decreased by approximately 3.2% compared to the same period in the prior year, but favorably impacted our total comparable-store sales by 5.0% due to a smaller percentage decline in sales from our e-commerce channel, which accounts for approximately half of total comparable-store sales. Our comparable-store sales excluding e-commerce decreased 14.4%. The aggregate number of full-line and factory outlet stores grew from 85 at May 4, 2013, to 104 at May 3, 2014.
Indirect. For the thirteen weeks ended May 3, 2014, net revenues in the Indirect segment decreased $9.3 million, or 18.9%, to $40.0 million, from $49.3 million in the comparable prior-year period, primarily due to an increase in key account orders offset by a decrease in the specialty gift channel.
Gross Profit
For the thirteen weeks ended May 3, 2014, gross profit decreased $7.9 million, or 11.6%, to $60.5 million, from $68.5 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 53.3% for the thirteen weeks ended May 3, 2014, from 55.6% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to overhead costs deleveraging and increased year-over-year promotional activity.

Selling, General, and Administrative Expenses
For the thirteen weeks ended May 3, 2014, SG&A expenses decreased $3.9 million, or 7.1%, to $51.3 million, from $55.2 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 45.2% for the thirteen weeks ended May 3, 2014, from 44.9% in the comparable prior-year period. The increase in SG&A expenses as a percent of net revenues was primarily due to fixed expenses being spread over lower revenues in the Indirect segment and the deleveraging of store operating expenses, which were partially offset by expense management measures.
Other Income
For the thirteen weeks ended May 3, 2014, other income decreased $0.4 million, or 19.2%, to $1.6 million, from $2.0 million in the comparable prior-year period. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.
Operating Income
For the thirteen weeks ended May 3, 2014, operating income decreased $4.4 million, or 29.0%, to $10.8 million, from $15.2 million in the comparable prior-year period. As a percentage of net revenues, operating income was 9.5% and 12.3% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.
Direct. For the thirteen weeks ended May 3, 2014, operating income in the Direct segment decreased $3.5 million, or 20.7%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 18.3% and 23.0% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.
Indirect. For the thirteen weeks ended May 3, 2014, operating income in the Indirect segment decreased $2.3 million, or 13.0%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 38.6% and 35.9% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.
Corporate Unallocated. For the thirteen weeks ended May 3, 2014, unallocated expenses decreased $1.4 million, or 7.3%, primarily due to expense management measures.
Income Tax Expense
The effective tax rate for the thirteen weeks ended May 3, 2014, was 38.7%, compared to 38.9% for the thirteen weeks ended May 4, 2013.
Liquidity and Capital Resources
General
Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with operational equipment, buildings, information technology, opening new stores, and debt repayments. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities. We do not believe that the expansion of our Direct business or campus consolidation will materially increase borrowings under our amended and restated credit agreement in the near term.
We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and debt payments for the foreseeable future.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(unaudited)	(unaudited)
Net cash provided by operating activities	$26,957	$14,879
Net cash used in investing activities	(4,040)	(5,811)
Net cash used in financing activities	(606)	(10,412)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the thirteen weeks ended May 3, 2014, was $27.0 million, compared to $14.9 million for the thirteen weeks ended May 4, 2013, an increase primarily due to less growth in inventory.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $4.0 million and $5.8 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively; capital expenditures of $3.0 million were incurred but not paid at May 3, 2014. The $1.2 million increase in capital expenditures was due primarily to the campus consolidation project, which was not in the prior year, partially offset by the opening of five stores during the thirteen weeks ended May 3, 2014, compared to nine stores during the thirteen weeks ended May 4, 2013.
Capital expenditures for fiscal year 2015 are expected to be approximately $40.0 million, which includes approximately $20.0 million related to the campus consolidation.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.6 million for the thirteen weeks ended May 3, 2014. This compares to net cash used in financing activities of $10.4 million for the thirteen weeks ended May 4, 2013, resulting primarily from $10.0 million net payments under our amended and restated credit agreement.
Amended and Restated Credit Agreement
On October 4, 2010, Vera Bradley Designs, Inc. entered into an agreement to amend and restate our credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. On June 1, 2012, Vera Bradley Designs Inc., entered into an amendment to the credit agreement. The amendment extends the maturity date from October 3, 2015, to June 1, 2017. Certain permitted indebtedness covenants were also amended. All borrowings under the amended and restated credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of May 3, 2014.
Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. As of May 3, 2014, the Company had borrowing availability of $125.0 million under the agreement.

Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. There was no significant change to any of the critical accounting policies and estimates described in the Annual Report.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; it is applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial position, results of operations or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of May 3, 2014, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 3, 2014.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS
Risks Related to Our Business
Our inability to predict trends and to respond in a timely manner to changes in consumer demand could adversely affect our net revenues and results of operations.
Our success depends on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies consumer demand in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing products or meet changing consumer demands. If we misjudge the market for our products, including changes to our patterns and our fabrications, revenue may be negatively impacted.  In addition, we may be faced with significant excess inventories for some products and missed opportunities for other products. Changes to our product assortment, as well as the availability and breadth of pattern assortment and new fabrications may not gain consumer acceptance. Merchandise misjudgments could adversely impact our net revenues and results of operations.
Additional risk factors have been previously set forth in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2015 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2015 Outside Director Restricted Stock Unit Terms and Conditions

10.3	Fiscal 2015 Annual Incentive Compensation Plan (Executives)

10.4	Letter of Agreement with Karen Peters dated as of May 12, 2014

10.5	Vera Bradley, Inc. 2014 Executive Severance Plan

10.6	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen Weeks ended May 3, 2014 and May 4, 2013; (ii) Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended May 3, 2014 and May 4, 2013; (iii) Consolidated Balance Sheets as of May 3, 2014 and February 1, 2014; (iv) Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 3, 2014 and May 4, 2013, and (v) Notes to Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: June 12, 2014	/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fiscal 2015 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2015 Outside Director Restricted Stock Unit Terms and Conditions

10.3	Fiscal 2015 Annual Incentive Compensation Plan (Executives)

10.4	Letter of Agreement with Karen Peters dated as of May 12, 2014

10.5	Vera Bradley, Inc. 2014 Executive Severance Plan

10.6	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen Weeks ended May 3, 2014 and May 4, 2013; (ii) Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended May 3, 2014 and May 4, 2013; (iii) Consolidated Balance Sheets as of May 3, 2014 and February 1, 2014; (iv) Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 3, 2014 and May 4, 2013, and (v) Notes to Consolidated Financial Statements. **

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