Form 10-Q
period 2014-08-02
Vera Bradley, Inc.
filed 2014-09-10
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 40,688,692 shares of its common stock outstanding as of September 10, 2014.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible inability to maintain and enhance our brand;

•	possible inability to successfully implement our growth strategies or manage our growing business;

•	possible inability to successfully open and operate new stores as planned;

•	possible adverse changes in the cost of raw materials and labor used to manufacture our products; and

•	possible adverse effects resulting from a significant disruption in our single distribution facility.
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

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	August 2, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$79,091	$59,215
Accounts receivable, net	28,676	27,718
Inventories	112,023	136,923
Income taxes receivable	3,852	—
Prepaid expenses and other current assets	9,486	9,952
Deferred income taxes	14,307	13,094
Total current assets	247,435	246,902
Property, plant, and equipment, net	93,180	84,940
Other assets	847	1,085
Total assets	$341,462	$332,927
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,633	$27,745
Accrued employment costs	10,151	10,586
Other accrued liabilities	22,532	20,403
Income taxes payable	—	1,625
Total current liabilities	52,316	60,359
Deferred income taxes	3,849	4,643
Other long-term liabilities	14,628	12,778
Total liabilities	70,793	77,780
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,687 and 40,607 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	79,520	78,153
Retained earnings	192,167	178,002
Accumulated other comprehensive loss	(1,018)	(1,008)
Total shareholders’ equity	270,669	255,147
Total liabilities and shareholders’ equity	$341,462	$332,927
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net revenues	$120,104	$125,372	$233,565	$248,405
Cost of sales	56,045	53,599	108,981	108,166
Gross profit	64,059	71,773	124,584	140,239
Selling, general, and administrative expenses	51,763	48,336	103,075	103,563
Other income	465	630	2,042	2,581
Operating income	12,761	24,067	23,551	39,257
Interest expense, net	24	82	104	223
Income before income taxes	12,737	23,985	23,447	39,034
Income tax expense	5,139	9,034	9,282	14,894
Net income	$7,598	$14,951	$14,165	$24,140
Basic weighted-average shares outstanding	40,686	40,603	40,663	40,592
Diluted weighted-average shares outstanding	40,719	40,623	40,722	40,624
Basic net income per share	$0.19	$0.37	$0.35	$0.59
Diluted net income per share	$0.19	$0.37	$0.35	$0.59
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$7,598	$14,951	$14,165	$24,140
Cumulative translation adjustment	(20)	(25)	(10)	(280)
Comprehensive income	$7,578	$14,926	$14,155	$23,860
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities
Net income	$14,165	$24,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	7,150	6,796
Provision for doubtful accounts	(63)	(117)
Loss on disposal of property, plant, and equipment	—	9
Stock-based compensation	1,962	1,820
Deferred income taxes	(2,007)	(1,039)
Changes in assets and liabilities:
Accounts receivable	(895)	(566)
Inventories	24,897	(11,507)
Prepaid expenses and other assets	704	1,640
Accounts payable	(11,271)	11,371
Income taxes payable	(5,477)	(5,068)
Accrued and other liabilities	3,591	(475)
Net cash provided by operating activities	32,756	27,004
Cash flows from investing activities
Purchases of property, plant, and equipment	(12,231)	(11,976)
Net cash used in investing activities	(12,231)	(11,976)
Cash flows from financing activities
Payments on financial-institution debt	—	(45,000)
Borrowings on financial-institution debt	—	30,000
Tax withholdings for equity compensation	(595)	(406)
Other financing activities, net	(47)	145
Net cash used in financing activities	(642)	(15,261)
Effect of exchange rate changes on cash and cash equivalents	(7)	(39)
Net increase (decrease) in cash and cash equivalents	19,876	(272)
Cash and cash equivalents, beginning of period	59,215	9,603
Cash and cash equivalents, end of period	$79,091	$9,331
Supplemental disclosure of cash flow information
Non-cash operating and investing activities
Property, plant, and equipment expenditures incurred but not yet paid	$3,159	$—
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States; department store locations in Japan; its websites, verabradley.com and verabradley.co.jp; direct-to-consumer eBay sales; and its annual outlet sale in Fort Wayne, Indiana. As of August 2, 2014, the Company operated 89 full-line stores and 20 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 3,000 specialty retail doors, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, and third party inventory liquidation.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended August 2, 2014, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 2, 2014, and August 3, 2013, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a step-up rent liability. As of August 2, 2014 and February 1, 2014, step-up rent liability was $7.9 million and $7.0 million, respectively, and is included within other accrued liabilities on the Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of August 2, 2014 and February 1, 2014, the deferred lease credit liability was $12.2 million and $10.3 million, respectively. Of this, $1.6 million and $1.4 million is included within other accrued liabilities as of August 2, 2014 and February 1, 2014, respectively; $10.6 million and $8.9 million is included within other long-term liabilities as of August 2, 2014 and February 1, 2014, respectively.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; it is applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements upon adoption.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Numerator:
Net income	$7,598	$14,951	$14,165	$24,140
Denominator:
Weighted-average number of common shares (basic)	40,686	40,603	40,663	40,592
Dilutive effect of stock-based awards	33	20	59	32
Weighted-average number of common shares (diluted)	40,719	40,623	40,722	40,624
Earnings per share:
Basic	$0.19	$0.37	$0.35	$0.59
Diluted	$0.19	$0.37	$0.35	$0.59
As of August 2, 2014 and August 3, 2013, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of August 2, 2014, and August 3, 2013, approximated their fair values.
The carrying amount for the amended and restated credit agreement approximated its fair value at August 3, 2013, as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.

4.    Inventories
The components of inventories were as follows (in thousands):

	August 2, 2014	February 1, 2014
Raw materials	$13,259	$10,772
Work in process	584	850
Finished goods	98,180	125,301
Total inventories	$112,023	$136,923

5.    Debt
As of August 2, 2014, the Company had borrowing availability of $125.0 million under the amended and restated credit agreement.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended August 2, 2014, was 40.3%, compared to 37.7% for the thirteen weeks ended August 3, 2013. The year-over-year increase in the effective rate is primarily due to state tax matters including an incremental reserve related to an ongoing state income tax audit.
The effective tax rate for the twenty-six weeks ended August 2, 2014, was 39.6%, compared to 38.2% for the twenty-six weeks ended August 3, 2013. The year-over-year increase in the effective rate is primarily due to state tax matters including an incremental reserve related to an ongoing state income tax audit.

7.    Stock-Based Compensation
The Company recognizes share-based compensation expense, for its awards of restricted stock and restricted stock units, in an amount equal to the fair market value of the underlying stock on the grant date of the respective award.
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Awards of Restricted Stock Units
During the thirteen weeks ended August 2, 2014, the Company granted 60,511 time-based and performance-based restricted stock units with an aggregate fair value of $1.4 million to certain employees under the 2010 Equity and Incentive Plan. The Company did not grant any restricted stock units in the same period of the prior year.
During the twenty-six weeks ended August 2, 2014, the Company granted 278,491 time-based and performance-based restricted stock units with an aggregate fair value of $7.3 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 244,814 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
The majority of time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Beginning in fiscal 2014, all restricted stock units issued to non-employee directors vest after a one-year period from grant date. The Company is recognizing the expense relating to these units, net of estimated forfeitures, on a straight-line basis over the vesting period.
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
The following table sets forth a summary of restricted stock unit activity for the period ended August 2, 2014 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2014	231	$26.92	160	$25.75
Granted	166	25.79	112	26.94
Vested	(102)	27.20	—	—
Forfeited	(24)	25.92	(34)	26.07
Nonvested units outstanding at August 2, 2014	271	$26.21	238	$26.26
As of August 2, 2014, there was $7.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.
The Direct segment includes the Company’s full-line and factory outlet stores, department store locations in Japan, the Company’s websites, verabradley.com and verabradley.co.jp, direct-to-consumer eBay sales, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers. The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 3,000 doors, substantially all of which are located in the United States, as well as key accounts, which include department stores, national accounts, third party e-commerce sites, and third party inventory liquidation. Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, merchandising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Segment net revenues:
Direct	$78,921	$75,016	$152,369	$148,703
Indirect	41,183	50,356	81,196	99,702
Total	$120,104	$125,372	$233,565	$248,405
Segment operating income:
Direct	$16,811	$19,118	$30,260	$36,083
Indirect	15,947	21,806	31,386	39,545
Total	$32,758	$40,924	$61,646	$75,628
Reconciliation:
Segment operating income	$32,758	$40,924	$61,646	$75,628
Less:
Unallocated corporate expenses	(19,997)	(16,857)	(38,095)	(36,371)
Operating income	$12,761	$24,067	$23,551	$39,257

10.    Subsequent Events
On September 9, 2014, the Company’s board of directors approved a share repurchase program authorizing up to $40.0 million in common stock repurchases which expires in October 2016. On September 9, 2014, The Company also entered into a fifth amendment to the amended and restated credit agreement allowing for the repurchase of equity interests not to exceed $40.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.
Executive Summary
Below is a summary of our strategic progress and financial highlights:
Strategic Progress

•	We opened one new full-line store and four factory outlet stores during the second quarter.

•	We hired a key executive in marketing.

•
We enhanced the navigation in e-commerce, improved the browsing and sorting capabilities, added customer survey and cart/site abandonment emails, and added product recommendations which we believe will drive customer acquisition, full-price conversion, and retention.

•	We introduced a limited selection of our products in 70 Macy's stores across the country in July.
Financial Summary

•	Net revenues decreased 4.2% to $120.1 million.

•	Direct segment sales increased 5.2% to $78.9 million. Total comparable sales declined 5.3%.

•	Indirect segment sales decreased 18.2% to $41.2 million.

•	Gross profit was $64.1 million (53.3% of net revenue).

•	Operating income was $12.8 million (10.6% of net revenue).

•	Net income was $7.6 million, or $0.19 per diluted share.

•	Cash and cash equivalents were $79.1 million at August 2, 2014.

•	Capital expenditures for the twenty-six weeks totaled $12.2 million which were funded from cash generated from operations of $32.8 million.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores; department store locations in Japan; our websites, verabradley.com and verabradley.co.jp; direct-to-consumer eBay sales; and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts, third party e-commerce sites, and third party inventory liquidation.
Comparable Sales
Comparable sales are calculated based upon our stores that have been open at least 12 full fiscal months. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Total comparable sales includes net revenues from our e-commerce operations including our site verabradley.com and direct-to-consumer eBay sales. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales.

Measuring the change in year-over-year comparable sales allows us to evaluate how our store base is performing. Various factors affect our comparable sales, including:

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
Gross profit can be impacted by changes in volume; fluctuations in sales price; operational efficiencies, such as leveraging of fixed costs; promotional activities, such as free shipping; commodity prices, such as cotton; and labor costs.
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
Net Income
Net income equals operating income less net interest expense and income taxes.

Results of Operations
The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Statement of Income Data:
Net revenues	$120,104	$125,372	$233,565	$248,405
Cost of sales	56,045	53,599	108,981	108,166
Gross profit	64,059	71,773	124,584	140,239
Selling, general, and administrative expenses	51,763	48,336	103,075	103,563
Other income	465	630	2,042	2,581
Operating income	12,761	24,067	23,551	39,257
Interest expense, net	24	82	104	223
Income before income taxes	12,737	23,985	23,447	39,034
Income tax expense	5,139	9,034	9,282	14,894
Net income	$7,598	$14,951	$14,165	$24,140
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.7%	42.8%	46.7%	43.5%
Gross profit	53.3%	57.2%	53.3%	56.5%
Selling, general, and administrative expenses	43.1%	38.6%	44.1%	41.7%
Other income	0.4%	0.5%	0.9%	1.0%
Operating income	10.6%	19.2%	10.1%	15.8%
Interest expense, net	—%	0.1%	—%	0.1%
Income before income taxes	10.6%	19.1%	10.0%	15.7%
Income tax expense	4.3%	7.2%	4.0%	6.0%
Net income	6.3%	11.9%	6.1%	9.7%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net Revenues by Segment:
Direct	$78,921	$75,016	$152,369	$148,703
Indirect	41,183	50,356	81,196	99,702
Total	$120,104	$125,372	$233,565	$248,405
Percentage of Net Revenues by Segment:
Direct	65.7%	59.8%	65.2%	59.9%
Indirect	34.3%	40.2%	34.8%	40.1%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Operating Income by Segment:
Direct	$16,811	$19,118	$30,260	$36,083
Indirect	15,947	21,806	31,386	39,545
Less: Corporate unallocated	(19,997)	(16,857)	(38,095)	(36,371)
Total	$12,761	$24,067	$23,551	$39,257
Operating Income as a Percentage of Net Revenues by Segment:
Direct	21.3%	25.5%	19.9%	24.3%
Indirect	38.7%	43.3%	38.7%	39.7%
Store Data (1):
Total stores open at end of period	109	94	109	94
Total comparable sales (decrease) increase (2)	(5.3)%	(1.6)%	(6.4)%	3.7%
Total gross square footage at end of period (all stores)	233,836	195,816	233,836	195,816
Average net revenues per gross square foot (3)	$208	$270	$362	$490

(1)	Includes our full-line and factory outlet stores.

(2)
Comparable sales are the net revenues of our stores that have been open at least 12 full fiscal months. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Total comparable sales includes net revenues from our e-commerce operations including our site verabradley.com and direct-to-consumer eBay sales.

(3)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended August 2, 2014, Compared to Thirteen Weeks Ended August 3, 2013
Net Revenues
For the thirteen weeks ended August 2, 2014, net revenues decreased $5.3 million, or 4.2%, to $120.1 million, from $125.4 million in the comparable prior-year period.
Direct. For the thirteen weeks ended August 2, 2014, net revenues in the Direct segment increased $3.9 million, or 5.2%, to $78.9 million, from $75.0 million in the comparable prior-year period. This change resulted primarily from an $8.0 million increase in revenues at our non-comparable stores which included 15 additional full-line and factory outlet stores partially offset by a total comparable sales decrease of $3.9 million, or 5.3% (which includes a 9.3% increase in e-commerce sales). Our comparable sales excluding e-commerce decreased 14.2%. The total comparable sales decrease was primarily due to declines in traffic and underperformance of the product offering. The aggregate number of full-line and factory outlet stores grew from 94 at August 3, 2013, to 109 at August 2, 2014.
Indirect. For the thirteen weeks ended August 2, 2014, net revenues in the Indirect segment decreased $9.2 million, or 18.2%, to $41.2 million, from $50.4 million in the comparable prior-year period, primarily due to lower orders from the Company's specialty retail partners, as well as a reduction in retail partner accounts.
Gross Profit
For the thirteen weeks ended August 2, 2014, gross profit decreased $7.7 million, or 10.7%, to $64.1 million, from $71.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 53.3% for the thirteen weeks ended August 2, 2014, from 57.2% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to deleveraging of overhead costs as well as modestly increased year-over-year online promotional activity.

Selling, General, and Administrative Expenses
For the thirteen weeks ended August 2, 2014, SG&A expenses increased $3.5 million, or 7.1%, to $51.8 million, from $48.3 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 43.1% for the thirteen weeks ended August 2, 2014, from 38.6% in the comparable prior-year period. The increase in SG&A expenses as a percentage of net revenues was primarily due to investments related to the five-year strategic plan including key management additions, new store expenses, and marketing and e-commerce initiatives.
Other Income
For the thirteen weeks ended August 2, 2014, other income decreased $0.1 million, or 26.2%, to $0.5 million, from $0.6 million in the comparable prior-year period due to a decrease in reimbursement of co-op mailers from Indirect retailers.
Operating Income
For the thirteen weeks ended August 2, 2014, operating income decreased $11.3 million, or 47.0%, to $12.8 million, from $24.1 million in the comparable prior-year period. As a percentage of net revenues, operating income was 10.6% and 19.2% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.
Direct. For the thirteen weeks ended August 2, 2014, operating income in the Direct segment decreased $2.3 million, or 12.1%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 21.3% and 25.5% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.
Indirect. For the thirteen weeks ended August 2, 2014, operating income in the Indirect segment decreased $5.9 million, or 26.9%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 38.7% and 43.3% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.
Corporate Unallocated. For the thirteen weeks ended August 2, 2014, unallocated expenses increased $3.1 million, or 18.6%, primarily due to key management additions and marketing initiatives.
Income Tax Expense
The effective tax rate for the thirteen weeks ended August 2, 2014, was 40.3%, compared to 37.7% for the thirteen weeks ended August 3, 2013. The year-over-year increase in the effective rate is primarily due to state tax matters including an incremental reserve related to an ongoing state income tax audit.
Net Income
For the thirteen weeks ended August 2, 2014, net income decreased $7.4 million, or 49.2%, to $7.6 million from $15.0 million in the comparable prior-year period.
Twenty-Six Weeks Ended August 2, 2014, Compared to Twenty-Six Weeks Ended August 3, 2013
Net Revenues
For the twenty-six weeks ended August 2, 2014, net revenues decreased $14.8 million, or 6.0%, to $233.6 million, from $248.4 million in the comparable prior-year period.
Direct. For the twenty-six weeks ended August 2, 2014, net revenues in the Direct segment increased $3.7 million, or 2.5%, to $152.4 million, from $148.7 million in the comparable prior-year period. This change resulted primarily from a $14.9 million increase in revenues at our non-comparable stores which included 15 additional full-line and factory outlet stores partially offset by a total comparable sales decrease of $8.5 million, or 6.4% (which includes a 5.0% increase in e-commerce sales), and a decrease in total sales at our annual outlet sale compared to the prior year. Our comparable sales excluding e-commerce decreased 14.3%. The total comparable sales decrease was primarily due to declines in traffic, underperformance of the product offering, and severe weather in the first two months of the fiscal year. The aggregate number of full-line and factory outlet stores grew from 94 at August 3, 2013, to 109 at August 2, 2014.
Indirect. For the twenty-six weeks ended August 2, 2014, net revenues in the Indirect segment decreased $18.5 million, or 18.6%, to $81.2 million, from $99.7 million in the comparable prior-year period, primarily due to lower orders from the Company's specialty retail partners, as well as a reduction in retail partner accounts.

Gross Profit
For the twenty-six weeks ended August 2, 2014, gross profit decreased $15.6 million, or 11.2%, to $124.6 million, from $140.2 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 53.3% for the thirteen weeks ended August 2, 2014, from 56.5% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to deleveraging of overhead costs as well as increased year-over-year promotional activity.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended August 2, 2014, SG&A expenses decreased $0.5 million, or 0.5%, to $103.1 million, from $103.6 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 44.1% for the twenty-six weeks ended August 2, 2014, from 41.7% in the comparable prior-year period. The increase in SG&A expenses as a percentage of net revenues was primarily due to fixed expenses being spread over lower revenues in the Indirect segment, deleveraging of store operating expenses, and key management additions which were partially offset by a decline in year-over-year marketing expense and cost containment efforts.
Other Income
For the twenty-six weeks ended August 2, 2014, other income decreased $0.6 million, or 20.9%, to $2.0 million, from $2.6 million in the comparable prior-year period primarily due to a decrease in reimbursement of co-op mailers from Indirect retailers.
Operating Income
For the twenty-six weeks ended August 2, 2014, operating income decreased $15.7 million, or 40.0%, to $23.6 million, from $39.3 million in the comparable prior-year period. As a percentage of net revenues, operating income was 10.1% and 15.8% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.
Direct. For the twenty-six weeks ended August 2, 2014, operating income in the Direct segment decreased $5.8 million, or 16.1%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 19.9% and 24.3% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.
Indirect. For the twenty-six weeks ended August 2, 2014, operating income in the Indirect segment decreased $8.2 million, or 20.6%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 38.7% and 39.7% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.
Corporate Unallocated. For the twenty-six weeks ended August 2, 2014, unallocated expenses increased $1.7 million, or 4.7%, primarily due to headcount related expenses partially offset by a decrease in marketing.
Income Tax Expense
The effective tax rate for the twenty-six weeks ended August 2, 2014, was 39.6%, compared to 38.2% for the twenty-six weeks ended August 3, 2013. The year-over-year increase in the effective rate is primarily due to state tax matters including an incremental reserve related to an ongoing state income tax audit.
Net Income
For the twenty-six weeks ended August 2, 2014, net income decreased $9.9 million, or 41.3%, to $14.2 million from $24.1 million in the comparable prior-year period.
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
We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Net cash provided by operating activities	$32,756	$27,004
Net cash used in investing activities	(12,231)	(11,976)
Net cash used in financing activities	(642)	(15,261)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the twenty-six weeks ended August 2, 2014, was $32.8 million, compared to $27.0 million for the twenty-six weeks ended August 3, 2013, an increase primarily due to a reduction in inventory, partially offset by a decrease in accounts payable.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $12.2 million and $12.0 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively; capital expenditures of $3.2 million were incurred but not paid at August 2, 2014. The $3.4 million increase in capital expenditures was due primarily to the campus consolidation project, which did not take place in the prior year, partially offset by the opening of 10 stores during the twenty-six weeks ended August 2, 2014, compared to 18 stores during the twenty-six weeks ended August 3, 2013.
Capital expenditures for fiscal year 2015 are expected to be approximately $40.0 million, which includes approximately $20.0 million related to the campus consolidation.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.6 million for the twenty-six weeks ended August 2, 2014. This compares to net cash used in financing activities of $15.3 million for the twenty-six weeks ended August 3, 2013, resulting primarily from $15.0 million net payments under our amended and restated credit agreement.
Amended and Restated Credit Agreement
On October 4, 2010, Vera Bradley Designs, Inc., our wholly owned subsidiary, entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million and matures on October 3, 2015. On June 1, 2012, Vera Bradley Designs, Inc., entered into an amendment to the credit agreement. The amendment extends the maturity date from October 3, 2015, to June 1, 2017. Certain permitted indebtedness covenants were also amended. All borrowings under the amended and restated credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of August 2, 2014.
Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. As of August 2, 2014, the Company had borrowing availability of $125.0 million under the agreement.

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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 2, 2014, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 2, 2014.
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

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Letter of Agreement with Karen Peters dated as of May 12, 2014 (Incorporated by reference to Exhibit 10.4 of registrant's Form 10-Q for the period ending May 3, 2014)

10.2	Vera Bradley, Inc. 2014 Executive Severance Plan (Incorporated by reference to Exhibit 10.5 of registrant's Form 10-Q for the period ending May 3, 2014)

10.3	Letter of Agreement with Angel Ilagan dated as of May 21, 2014

10.4	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of September 9, 2014, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended August 2, 2014 and August 3, 2013; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended August 2, 2014 and August 3, 2013; (iii) Consolidated Balance Sheets as of August 2, 2014 and February 1, 2014; (iv) Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended August 2, 2014 and August 3, 2013, and (v) Notes to Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: September 10, 2014	/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter of Agreement with Karen Peters dated as of May 12, 2014 (Incorporated by reference to Exhibit 10.4 of registrant's Form 10-Q for the period ending May 3, 2014)

10.2	Vera Bradley, Inc. 2014 Executive Severance Plan (Incorporated by reference to Exhibit 10.5 of registrant's Form 10-Q for the period ending May 3, 2014)

10.3	Letter of Agreement with Angel Ilagan dated as of May 21, 2014

10.4	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of September 9, 2014, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended August 2, 2014 and August 3, 2013; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended August 2, 2014 and August 3, 2013; (iii) Consolidated Balance Sheets as of August 2, 2014 and February 1, 2014; (iv) Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended August 2, 2014 and August 3, 2013, and (v) Notes to Consolidated Financial Statements. **

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