Form 10-Q
period 2014-11-01
Vera Bradley, Inc.
filed 2014-12-10
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 40,308,621 shares of its common stock outstanding as of December 10, 2014.

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

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	November 1, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$90,334	$59,215
Accounts receivable, net	38,136	29,174
Inventories	106,256	136,923
Income taxes receivable	2,717	—
Prepaid expenses and other current assets	9,303	9,952
Deferred income taxes	15,297	13,094
Total current assets	262,043	248,358
Property, plant, and equipment, net	103,567	84,940
Other assets	614	1,085
Total assets	$366,224	$334,383
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,511	$27,745
Accrued employment costs	14,039	10,586
Other accrued liabilities	17,699	14,891
Income taxes payable	2,592	1,625
Total current liabilities	62,841	54,847
Deferred income taxes	3,323	4,643
Other long-term liabilities	24,010	19,746
Total liabilities	90,174	79,236
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,689 and 40,607 shares issued and 40,520 and 40,607 outstanding, respectively	—	—
Additional paid-in-capital	80,488	78,153
Retained earnings	199,108	178,002
Accumulated other comprehensive loss	(13)	(1,008)
Treasury stock	(3,533)	—
Total shareholders’ equity	276,050	255,147
Total liabilities and shareholders’ equity	$366,224	$334,383
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net revenues	$125,204	$128,949	$356,361	$374,477
Cost of sales	59,436	57,710	167,394	164,900
Gross profit	65,768	71,239	188,967	209,577
Selling, general, and administrative expenses	53,274	47,565	153,982	148,691
Other income	1,110	1,027	3,152	3,608
Operating income	13,604	24,701	38,137	64,494
Interest expense, net	215	139	319	470
Income from continuing operations before income taxes	13,389	24,562	37,818	64,024
Income tax expense	4,668	8,905	14,326	23,799
Income from continuing operations	8,721	15,657	23,492	40,225
Loss from discontinued operations, net of taxes	(1,780)	(431)	(2,386)	(859)
Net income	$6,941	$15,226	$21,106	$39,366
Basic weighted-average shares outstanding	40,663	40,605	40,663	40,596
Diluted weighted-average shares outstanding	40,716	40,652	40,720	40,633
Net income (loss) per share - basic
Continuing operations	$0.21	$0.39	$0.58	$0.99
Discontinued operations	(0.04)	(0.01)	(0.06)	(0.02)
Net income	$0.17	$0.37	$0.52	$0.97
Net income (loss) per share - diluted
Continuing operations	$0.21	$0.39	$0.58	$0.99
Discontinued operations	(0.04)	(0.01)	(0.06)	(0.02)
Net income	$0.17	$0.37	$0.52	$0.97
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$6,941	$15,226	$21,106	$39,366
Cumulative translation adjustment	3	47	(1)	(234)
Comprehensive income	$6,944	$15,273	$21,105	$39,132
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities
Net income	$21,106	$39,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	10,957	10,651
Provision for doubtful accounts	(129)	(190)
Loss on disposal of property, plant, and equipment	—	9
Stock-based compensation	2,943	2,857
Deferred income taxes	(3,523)	(624)
Changes in assets and liabilities:
Accounts receivable	(8,833)	(7,921)
Inventories	30,667	(19,154)
Prepaid expenses and other assets	1,120	1,531
Accounts payable	(6,901)	12,742
Income taxes payable	(1,750)	(8,726)
Accrued and other liabilities	10,596	4,305
Net cash provided by operating activities	56,253	34,846
Cash flows from investing activities
Purchases of property, plant, and equipment	(22,358)	(15,418)
Net cash used in investing activities	(22,358)	(15,418)
Cash flows from financing activities
Payments on financial-institution debt	—	(45,000)
Borrowings on financial-institution debt	—	30,000
Tax withholdings for equity compensation	(608)	(411)
Repurchase of common stock	(3,092)	—
Other financing activities, net	(71)	122
Net cash used in financing activities	(3,771)	(15,289)
Effect of exchange rate changes on cash and cash equivalents	995	(30)
Net increase in cash and cash equivalents	31,119	4,109
Cash and cash equivalents, beginning of period	59,215	9,603
Cash and cash equivalents, end of period	$90,334	$13,712
Supplemental disclosure of cash flow information
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid	$441	$—
Property, plant, and equipment expenditures incurred but not yet paid	$7,226	$—
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of November 1, 2014, the Company operated 95 full-line stores and 27 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,850 specialty retail doors, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third party inventory liquidation.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended November 1, 2014, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended November 1, 2014, and November 2, 2013, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of November 1, 2014 and February 1, 2014, deferred rent liability was $8.6 million and $7.0 million, respectively, and is included within other long-term liabilities on the Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of November 1, 2014 and February 1, 2014, the deferred lease credit liability was $13.6 million and $10.3 million, respectively. Of these amounts, $1.8 million and $1.4 million is included within other accrued liabilities as of November 1, 2014 and February 1, 2014, respectively; and $11.8 million and $8.9 million is included within other long-term liabilities as of November 1, 2014 and February 1, 2014, respectively.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Numerator:
Income from continuing operations	$8,721	$15,657	$23,492	$40,225
Loss from discontinued operations, net of taxes	(1,780)	(431)	(2,386)	(859)
Net income	$6,941	$15,226	$21,106	$39,366
Denominator:
Weighted-average number of common shares (basic)	40,663	40,605	40,663	40,596
Dilutive effect of stock-based awards	53	47	57	37
Weighted-average number of common shares (diluted)	40,716	40,652	40,720	40,633
Earnings per share - basic:
Continuing operations	$0.21	$0.39	$0.58	$0.99
Discontinued operations	(0.04)	(0.01)	(0.06)	(0.02)
Net income	$0.17	$0.37	$0.52	$0.97
Earnings per share - diluted:
Continuing operations	$0.21	$0.39	$0.58	$0.99
Discontinued operations	(0.04)	(0.01)	(0.06)	(0.02)
Net income	$0.17	$0.37	$0.52	$0.97
As of November 1, 2014 and November 2, 2013, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of November 1, 2014, and February 1, 2014, approximated their fair values.

4.    Inventories
The components of inventories were as follows (in thousands):

	November 1, 2014	February 1, 2014
Raw materials	$8,471	$10,772
Work in process	514	850
Finished goods	97,271	125,301
Total inventories	$106,256	$136,923

5.    Debt
As of November 1, 2014 and February 1, 2014, the Company had borrowing availability of $125.0 million under the amended and restated credit agreement.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended November 1, 2014, was 34.9%, compared to 36.3% for the thirteen weeks ended November 2, 2013. The year-over-year decrease is primarily due to state tax matters, including the reversal of FIN48 reserves, partially offset by the effect of non-deductible items becoming a larger percentage of income from continuing operations before income taxes.
The effective tax rate for the thirty-nine weeks ended November 1, 2014, was 37.9%, compared to 37.2% for the thirty-nine weeks ended November 2, 2013. The year-over-year increase is primarily due to the effect of non-deductible items becoming a larger percentage of income from continuing operations before income taxes, partially offset by state tax matters including a net reduction in FIN48 reserves.

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
Awards of Restricted Stock Units
During the thirteen weeks ended November 1, 2014, the Company granted 2,500 time-based restricted stock units with an aggregate fair value of $0.1 million to certain employees under the 2010 Equity and Incentive Plan compared to a total of 2,546 time-based restricted stock units with an aggregate fair value of $0.1 million granted in the same period of the prior year.
During the thirty-nine weeks ended November 1, 2014, the Company granted 280,991 time-based and performance-based restricted stock units with an aggregate fair value of $7.4 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 247,360 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

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
The following table sets forth a summary of restricted stock unit activity for the period ended November 1, 2014 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2014	231	$26.92	160	$25.75
Granted	169	25.71	112	26.94
Vested	(105)	27.05	—	—
Forfeited	(37)	25.91	(46)	26.08
Nonvested units outstanding at November 1, 2014	258	$26.22	226	$26.27
As of November 1, 2014, there was $6.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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
The Direct segment includes the Company’s full-line and factory outlet stores, the Company’s website, verabradley.com, direct-to-consumer eBay sales, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers. The Company exited its direct Japan operations in the third quarter. Direct segment results for the current and prior periods presented are reported on a continuing operations basis unless otherwise stated. Discontinued operations are detailed in Note 11 Discontinued Operations of this Quarterly Report on Form 10-Q.
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,850 doors, substantially all of which are located in the United States, as well as key accounts, which include department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third party inventory liquidation.
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

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Segment net revenues:
Direct	$77,946	$67,712	$227,907	$213,538
Indirect	47,258	61,237	128,454	160,939
Total	$125,204	$128,949	$356,361	$374,477
Segment operating income:
Direct	$13,863	$15,293	$44,742	$51,802
Indirect	19,204	25,956	50,590	65,501
Total	$33,067	$41,249	$95,332	$117,303
Reconciliation:
Segment operating income	$33,067	$41,249	$95,332	$117,303
Less:
Unallocated corporate expenses	(19,463)	(16,548)	(57,195)	(52,809)
Operating income	$13,604	$24,701	$38,137	$64,494

10.    Common Stock
On September 9, 2014, the Company’s board of directors approved a share repurchase program (the "2014 Share Repurchase Program") authorizing up to $40.0 million of repurchases of shares of the Company's common stock. The 2014 Share Repurchase Program expires in October 2016.
The Company purchased 168,582 shares at an average price of $20.96 per share, excluding commissions, for an aggregate amount of $3.5 million during the thirteen and thirty-nine weeks ended November 1, 2014. As of November 1, 2014, there was $36.5 million remaining available to repurchase shares of the Company's common stock under the 2014 Share Repurchase Program.
As of November 1, 2014, the Company held as treasury shares 168,582 shares of its common stock at an average price of $20.96 per share, excluding commissions, for an aggregate carrying amount of $3.5 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against alternative uses of cash.

11.    Discontinued Operations
On June 4, 2014, the Company entered into a five-year agreement with Mitsubishi Corporation Fashion Company and Look Inc. to import and distribute Vera Bradley products in Japan. As a result of moving to this wholesale business model, the Company exited its direct business in Japan during the third quarter of fiscal 2015 and the results of operations are reported as discontinued operations. Japan results were previously reported in the Direct segment, which has been restated to exclude the results of the discontinued operations for the periods presented. Following are the Japan results of operations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net revenues	$555	$1,145	$2,963	$4,022
Cost of sales	447	451	1,470	1,427
Gross profit	108	694	1,493	2,595
Selling, general, and administrative expenses	618	1,125	2,985	3,454
Operating loss	(510)	(431)	(1,492)	(859)
Loss on disposal from discontinued operations(1)	(1,769)	—	(1,769)	—
Loss before income taxes	(2,279)	(431)	(3,261)	(859)
Income tax benefit	(499)	—	(875)	—
Loss from discontinued operations	$(1,780)	$(431)	$(2,386)	$(859)

(1) Loss on disposal from discontinued operations primarily relates to cumulative foreign currency translation adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.
Executive Summary
Below is a summary of our strategic progress and financial highlights:
Strategic Progress

•	We opened six new full-line stores and seven factory outlet stores during the third quarter.

•	We introduced our new coordinating collections, further intensified our solid microfiber offerings, and launched our leather and faux leather halo collections.

•	We enhanced the visual presentation in our full-line stores and added a larger selection of factory exclusive products to our factory outlet stores.

•
We made key enhancements to verabradley.com, including adding product recommendations, enhancing product descriptions, adding silhouettes for product scale, generating cart and site abandonment emails, and gathering and analyzing customer feedback.

•	We launched our first national advertising campaign focused on leather and faux leather in September.
Financial Summary

•	Net revenues decreased 2.9% to $125.2 million.

•	Direct segment sales increased 15.1% to $77.9 million. Comparable sales (including e-commerce) increased 0.9%.

•	Indirect segment sales decreased 22.8% to $47.3 million.

•	Gross profit was $65.8 million (52.5% of net revenue).

•	Operating income was $13.6 million (10.9% of net revenue).

•	Income from continuing operations was $8.7 million, or $0.21 per diluted share.

•	Cash and cash equivalents were $90.3 million at November 1, 2014.

•	Capital expenditures for the thirty-nine weeks totaled $22.4 million, which were funded from cash generated from operations of $56.3 million.

In June 2014, we entered into a five-year agreement with Mitsubishi Corporation Fashion Company and Look Inc. to import and distribute Vera Bradley products in Japan. As a result of moving to this wholesale business model, we exited our direct business in Japan during the third quarter of fiscal 2015 and are accounting for it as a discontinued operation. Consolidated income statement and Direct segment results for the current and prior periods presented are reported on a continuing operations basis unless otherwise stated.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts, third party e-commerce sites, our wholesale business in Japan, and third party inventory liquidation.

Comparable Sales
Comparable sales (including e-commerce) are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Comparable store sales are calculated based solely upon our stores that have been open for at least 12 full fiscal months. Remodeled stores are included in comparable sales and comparable store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales and comparable store sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales.
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

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
Operating Income
Operating income is equal to gross profit less SG&A expenses plus other income. Operating income excludes interest income, interest expense, and income taxes.

Income from Continuing Operations
Income from continuing operations is equal to operating income less net interest expense and income taxes.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes, is equal to the loss from the results of operations related to the direct Japan business, which was exited in the third quarter of fiscal year 2015, adjusted for the associated tax benefit.
Net Income
Net income is equal to the sum of income from continuing operations and loss from discontinued operations, net of taxes.
Results of Operations
The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Statement of Income Data:
Net revenues	$125,204	$128,949	$356,361	$374,477
Cost of sales	59,436	57,710	167,394	164,900
Gross profit	65,768	71,239	188,967	209,577
Selling, general, and administrative expenses	53,274	47,565	153,982	148,691
Other income	1,110	1,027	3,152	3,608
Operating income	13,604	24,701	38,137	64,494
Interest expense, net	215	139	319	470
Income from continuing operations before income taxes	13,389	24,562	37,818	64,024
Income tax expense	4,668	8,905	14,326	23,799
Income from continuing operations	8,721	15,657	23,492	40,225
Loss from discontinued operations, net of taxes	(1,780)	(431)	(2,386)	(859)
Net income	$6,941	$15,226	$21,106	$39,366
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.5%	44.8%	47.0%	44.0%
Gross profit	52.5%	55.2%	53.0%	56.0%
Selling, general, and administrative expenses	42.5%	36.9%	43.2%	39.7%
Other income	0.9%	0.8%	0.9%	1.0%
Operating income	10.9%	19.2%	10.7%	17.2%
Interest expense, net	0.2%	0.1%	0.1%	0.1%
Income from continuing operations before income taxes	10.7%	19.0%	10.6%	17.1%
Income tax expense	3.7%	6.9%	4.0%	6.4%
Income from continuing operations	7.0%	12.1%	6.6%	10.7%
Loss from discontinued operations, net of taxes	(1.4)%	(0.3)%	(0.7)%	(0.2)%
Net income	5.5%	11.8%	5.9%	10.5%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Revenues by Segment:
Direct	$77,946	$67,712	$227,907	$213,538
Indirect	47,258	61,237	128,454	160,939
Total	$125,204	$128,949	$356,361	$374,477
Percentage of Net Revenues by Segment:
Direct	62.3%	52.5%	64.0%	57.0%
Indirect	37.7%	47.5%	36.0%	43.0%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Operating Income by Segment:
Direct	$13,863	$15,293	$44,742	$51,802
Indirect	19,204	25,956	50,590	65,501
Less: Corporate unallocated	(19,463)	(16,548)	(57,195)	(52,809)
Total	$13,604	$24,701	$38,137	$64,494
Operating Income as a Percentage of Net Revenues by Segment:
Direct	17.8%	22.6%	19.6%	24.3%
Indirect	40.6%	42.4%	39.4%	40.7%
Store Data (1):
Total stores open at end of period	122	99	122	99
Comparable sales (including e-commerce) increase (decrease) (2)	0.9%	(5.0)%	(4.0)%	0.6%
Total gross square footage at end of period (all stores)	269,051	207,096	269,051	207,096
Average net revenues per gross square foot (3)	$173	$212	$552	$688

(1)	Includes our full-line and factory outlet stores.

(2)
Comparable sales (including e-commerce) are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.

(3)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended November 1, 2014, Compared to Thirteen Weeks Ended November 2, 2013
Net Revenues
For the thirteen weeks ended November 1, 2014, net revenues decreased $3.7 million, or 2.9%, to $125.2 million, from $128.9 million in the comparable prior-year period.
Direct. For the thirteen weeks ended November 1, 2014, net revenues in the Direct segment increased $10.2 million, or 15.1%, to $77.9 million, from $67.7 million in the comparable prior-year period. This change resulted from a $9.6 million increase in revenues at our non-comparable stores which included 23 additional full-line and factory outlet stores along with a comparable sales (including e-commerce) increase of $0.6 million, or 0.9% (which includes a 22.2% increase in e-commerce sales). Our comparable store sales decreased 13.5%. Comparable sales (including e-commerce) were negatively impacted by year-over-year declines in store traffic. The aggregate number of full-line and factory outlet stores grew from 99 at November 2, 2013, to 122 at November 1, 2014.
Indirect. For the thirteen weeks ended November 1, 2014, net revenues in the Indirect segment decreased $13.9 million, or 22.8%, to $47.3 million, from $61.2 million in the comparable prior-year period, primarily due to lower orders from the Company's specialty retail partners, as well as a reduction in retail partner accounts.
Gross Profit
For the thirteen weeks ended November 1, 2014, gross profit decreased $5.4 million, or 7.7%, to $65.8 million, from $71.2 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 52.5% for the thirteen weeks ended November 1, 2014, from 55.2% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to deleveraging of overhead costs as well as modestly increased year-over-year online promotional activity.
Selling, General, and Administrative Expenses
For the thirteen weeks ended November 1, 2014, SG&A expenses increased $5.7 million, or 12.0%, to $53.3 million, from $47.6 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 42.5% for the thirteen weeks ended November 1, 2014, from 36.9% in the comparable prior-year period. The increase in SG&A expenses as a percentage of net revenues was primarily due to strategic investments, including new store expenses, key management additions, and marketing and e-commerce initiatives.
Other Income
For the thirteen weeks ended November 1, 2014, other income increased $0.1 million, or 8.1%, to $1.1 million, from $1.0 million in the comparable prior-year period due to an increase in reimbursement of co-op mailers from Indirect retailers.
Operating Income
For the thirteen weeks ended November 1, 2014, operating income decreased $11.1 million, or 44.9%, to $13.6 million, from $24.7 million in the comparable prior-year period. As a percentage of net revenues, operating income was 10.9% and 19.2% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.
Direct. For the thirteen weeks ended November 1, 2014, operating income in the Direct segment decreased $1.4 million, or 9.4%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 17.8% and 22.6% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.
Indirect. For the thirteen weeks ended November 1, 2014, operating income in the Indirect segment decreased $6.8 million, or 26.0%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.6% and 42.4% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.
Corporate Unallocated. For the thirteen weeks ended November 1, 2014, unallocated expenses increased $2.9 million, or 17.6%, primarily due to key management additions and marketing initiatives.
Income Tax Expense
The effective tax rate for the thirteen weeks ended November 1, 2014, was 34.9%, compared to 36.3% for the thirteen weeks ended November 2, 2013. The year-over-year decrease is primarily due to state tax matters including the reversal of FIN48 reserves, partially offset by the effect of non-deductible items becoming a larger percentage of income from continuing operations before income taxes.
Income from Continuing Operations
For the thirteen weeks ended November 1, 2014, income from continuing operations decreased $7.0 million, or 44.3%, to $8.7 million from $15.7 million in the comparable prior-year period.
Loss from Discontinued Operations, Net of Taxes
For the thirteen weeks ended November 1, 2014, loss from discontinued operations, net of taxes increased $1.4 million to $1.8 million from $0.4 million in the comparable prior-year period, reflecting the exit of the direct Japan business in the third quarter of fiscal year 2015. The year-over-year increase is primarily due to cumulative foreign currency translation adjustments.

Net Income
For the thirteen weeks ended November 1, 2014, net income decreased $8.3 million, or 54.4%, to $6.9 million from $15.2 million in the comparable prior-year period.
Thirty-Nine Weeks Ended November 1, 2014, Compared to Thirty-Nine Weeks Ended November 2, 2013
Net Revenues
For the thirty-nine weeks ended November 1, 2014, net revenues decreased $18.1 million, or 4.8%, to $356.4 million, from $374.5 million in the comparable prior-year period.
Direct. For the thirty-nine weeks ended November 1, 2014, net revenues in the Direct segment increased $14.4 million, or 6.7%, to $227.9 million, from $213.5 million in the comparable prior-year period. This change resulted from a $24.5 million increase in revenues at our non-comparable stores which included 23 additional full-line and factory outlet stores partially offset by a comparable sales (including e-commerce) decrease of $7.9 million, or 4.0% (which includes a 10.8% increase in e-commerce sales), and a decrease in total sales at our annual outlet sale compared to the prior year. Our comparable store sales decreased 14.0%. The comparable sales (including e-commerce) decrease was primarily due to declines in traffic, underperformance of the product offering, and increased year-over-year promotional activity. The aggregate number of full-line and factory outlet stores grew from 99 at November 2, 2013, to 122 at November 1, 2014.
Indirect. For the thirty-nine weeks ended November 1, 2014, net revenues in the Indirect segment decreased $32.4 million, or 20.2%, to $128.5 million, from $160.9 million in the comparable prior-year period, primarily due to lower orders from the Company's specialty retail partners, as well as a reduction in retail partner accounts.
Gross Profit
For the thirty-nine weeks ended November 1, 2014, gross profit decreased $20.6 million, or 9.8%, to $189.0 million, from $209.6 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 53.0% for the thirteen weeks ended November 1, 2014, from 56.0% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to deleveraging of overhead costs, as well as increased year-over-year promotional activity.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended November 1, 2014, SG&A expenses increased $5.3 million, or 3.6%, to $154.0 million, from $148.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 43.2% for the thirty-nine weeks ended November 1, 2014, from 39.7% in the comparable prior-year period. The increase in SG&A expenses as a percentage of net revenues was primarily due to fixed expenses being spread over lower revenues in the Indirect segment, deleveraging of store operating expenses, and strategic investments which include new store expenses, key management additions and marketing and e-commerce initiatives, which were partially offset by cost containment efforts.
Other Income
For the thirty-nine weeks ended November 1, 2014, other income decreased $0.4 million, or 12.6%, to $3.2 million, from $3.6 million in the comparable prior-year period, primarily due to a decrease in reimbursement of co-op mailers from Indirect retailers.
Operating Income
For the thirty-nine weeks ended November 1, 2014, operating income decreased $26.4 million, or 40.9%, to $38.1 million, from $64.5 million in the comparable prior-year period. As a percentage of net revenues, operating income was 10.7% and 17.2% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.
Direct. For the thirty-nine weeks ended November 1, 2014, operating income in the Direct segment decreased $7.1 million, or 13.6%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 19.6% and 24.3% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.
Indirect. For the thirty-nine weeks ended November 1, 2014, operating income in the Indirect segment decreased $14.9 million, or 22.8%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.4% and 40.7% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.
Corporate Unallocated. For the thirty-nine weeks ended November 1, 2014, unallocated expenses increased $4.4 million, or 8.3%, primarily due to headcount related expenses.

Income Tax Expense
The effective tax rate for the thirty-nine weeks ended November 1, 2014, was 37.9%, compared to 37.2% for the thirty-nine weeks ended November 2, 2013. The year-over-year increase is primarily due to the effect of non-deductible items becoming a larger percentage of income from continuing operations before income taxes, partially offset by state tax matters including a net reduction in FIN48 reserves.
Income from Continuing Operations
For the thirty-nine weeks ended November 1, 2014, income from continuing operations decreased $16.7 million, or 41.6%, to $23.5 million from $40.2 million in the comparable prior-year period.
Loss from Discontinued Operations, Net of Taxes
For the thirty-nine weeks ended November 1, 2014, loss from discontinued operations, net of taxes increased $1.5 million to $2.4 million from $0.9 million in the comparable prior-year period reflecting the exit of the direct Japan business in the third quarter of fiscal year 2015. The year-over-year increase is primarily due to cumulative foreign currency translation adjustments.
Net Income
For the thirty-nine weeks ended November 1, 2014, net income decreased $18.3 million, or 46.4%, to $21.1 million from $39.4 million in the comparable prior-year period.
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
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Net cash provided by operating activities	$56,253	$34,846
Net cash used in investing activities	(22,358)	(15,418)
Net cash used in financing activities	(3,771)	(15,289)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the thirty-nine weeks ended November 1, 2014, was $56.3 million, compared to $34.8 million for the thirty-nine weeks ended November 2, 2013, an increase primarily due to a reduction in inventory, partially offset by a decrease in accounts payable.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.

Net cash used in investing activities was $22.4 million and $15.4 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively; capital expenditures of $7.2 million were incurred but not paid at November 1, 2014. The $14.2 million increase in capital expenditures was due primarily to the campus consolidation project, which will expand our Roanoke, Indiana Design Center and Distribution Center allowing us to consolidate our current local facilities.
Capital expenditures for fiscal year 2015 are expected to be approximately $40.0 million, which includes approximately $20.0 million related to the campus consolidation.
Net Cash Used in Financing Activities
Net cash used in financing activities was $3.8 million for the thirty-nine weeks ended November 1, 2014 which was primarily related to purchases of shares of the Company's common stock made under the 2014 Share Repurchase Program. This compares to net cash used in financing activities of $15.3 million for the thirty-nine weeks ended November 2, 2013 which was primarily related to net repayments under our amended and restated credit agreement.
Amended and Restated Credit Agreement
On October 4, 2010, Vera Bradley Designs, Inc., our wholly owned subsidiary, entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million. On June 1, 2012, Vera Bradley Designs, Inc., entered into an amendment to the credit agreement that extends the maturity date from October 3, 2015, to June 1, 2017. Certain permitted indebtedness covenants were also amended. All borrowings under the amended and restated credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of November 1, 2014.
Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. As of November 1, 2014, the Company had borrowing availability of $125.0 million under the agreement.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. As of November 1, 2014, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method.  The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of November 1, 2014, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 1, 2014.
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
Additional risk factors have been previously set forth in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 9, 2014, the Company’s board of directors approved a share repurchase program (the "2014 Share Repurchase Program") authorizing up to $40.0 million of repurchases of shares of the Company's common stock. The 2014 Share Repurchase Program expires in October 2016. During the thirteen weeks ended November 1, 2014, the Company repurchased 168,582 shares of the Company's common stock at an average price of $20.96 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended November 1, 2014 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
August 3, 2014 - August 30, 2014	—	$—	—	$40,000,000
August 31, 2014 - October 4, 2014	—	—	—	40,000,000
October 5, 2014 - November 1, 2014	168,582	20.96	168,582	36,466,976
	168,582	$20.96	168,582

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended November 1, 2014 and November 2, 2013; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended November 1, 2014 and November 2, 2013; (iii) Consolidated Balance Sheets as of November 1, 2014 and February 1, 2014; (iv) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended November 1, 2014 and November 2, 2013, and (v) Notes to Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: December 10, 2014	/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended November 1, 2014 and November 2, 2013; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended November 1, 2014 and November 2, 2013; (iii) Consolidated Balance Sheets as of November 1, 2014 and February 1, 2014; (iv) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended November 1, 2014 and November 2, 2013, and (v) Notes to Consolidated Financial Statements. **

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