Form 10-K
period 2015-01-31
Vera Bradley, Inc.
filed 2015-03-31
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of August 2, 2014 was $423,045,084.
The registrant had 39,838,067 shares of its common stock outstanding as of March 31, 2015.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully implement our long term strategic plan;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible inability to maintain and enhance our brand;

•	possible inability to successfully open and operate new stores as planned;

•	possible adverse changes in the cost of raw materials and labor used to manufacture our products; and

•	possible adverse effects resulting from a significant disruption in our single distribution facility.
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

PART I

In this Form 10-K, references to “Vera Bradley,” “we,” “our,” “us” and the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. The fiscal years ended January 31, 2015 (“fiscal 2015”) and February 1, 2014 (“fiscal 2014”) were each 52-week periods. The fiscal year ended February 2, 2013 ("fiscal 2013") was a 53-week period. The fiscal year ending January 30, 2016 (“fiscal 2016”) will be a 52-week period.

Item 1.        Business
Our Company
Vera Bradley is a leading designer of women’s handbags, accessories, and luggage and travel items. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s iconic designs and versatile styles offer women of all ages a colorful way to accessorize every look.
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of January 31, 2015, the Company operated 96 full-line stores and 29 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third party inventory liquidation. For financial information about our reportable segments, refer to Note 17 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
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

1998	–	We founded our primary philanthropy, the Vera Bradley Foundation for Breast Cancer.

1999	–	Our products were being sold in all 50 states through Indirect retailers.

2005	–	We launched the Vera Bradley Visual Merchandising Program, providing our retail partners a framework for presenting the brand and merchandising our products in a consistent manner.

2006	–	We launched our e-commerce business through our website, verabradley.com.

2007	–	We opened a state-of-the-art distribution facility in Roanoke, Indiana. In September, we also opened our first full-line store at the Natick Collection, in greater Boston.

2009	–	We opened our first outlet store at Chicago Premium Outlets in Aurora, Illinois.

2010	–	We completed our initial public offering.

2011	–	We opened the Vera Bradley Design Center in Roanoke, Indiana, and launched our products in 65 Dillard’s locations.

2012	–
We completed the 200,000 square-foot expansion of the distribution facility in Roanoke, Indiana; increased our presence to all Dillard’s locations; and launched a relationship with Von Maur, and are carried in all of their locations.

2013	–	We migrated verabradley.com to a more responsive design, providing an enhanced shopping experience and optimal product viewing regardless of the device being used to shop.

2014	–
We introduced laser-cut, leather, faux leather, and full coordinating collections and launched our first national ad campaign focused on leather and faux leather and our "Brightest Gifts Ever!" digital and print holiday campaign.

The passion for design and customer service established by our founders has driven our growth over the past 33 years and remains the cornerstone of Vera Bradley today. Chief Creative Officer, Ms. Bradley Baekgaard continues to be responsible for our day-to-day creative functions, including product development and store design. Ms. Miller retired in October 2012 as our National Spokesperson, but continues to serve on the Board of Directors.
Growth Strategies
Our vision is to build on the Company's rich heritage and establish Vera Bradley as a premium lifestyle brand that is relevant to the future, expanding our customer reach and growing our customer connections. We intend to achieve growth through the following three key initiatives:
Product. Our goal is to offer innovative, fun, and functional consumer-right products and be the top-of-mind choice in the categories that we are known for - bags, accessories, travel, and backpacks. We will offer an elevated product assortment, which will extend our price offering and build aspiration by creating “halo” product in new fabrications that build on our core assortment. We will continue to invest in emerging growth and brand-enhancing opportunities that will strengthen the core of the future, such as scarves and jewelry. We will pursue brand extensions that will enhance our position as a lifestyle brand via a structured approach.
Distribution Channels. Vera Bradley products are available wherever our consumer chooses to shop including, full-line and factory outlet stores, online, and department and specialty retail stores. We continue to focus on tightly integrating our multi-channel business by growing our Direct distribution channel (including full-line stores, factory outlet stores, and e-commerce), right-sizing and working to strengthen the performance in our specialty retail channel, and further developing our department store and other Indirect channel relationships.
In 2007 and 2009, we opened our first full-line and factory outlet stores, respectively, and continue to have a long-term vision of approximately 300 full-line and 100 factory outlet Vera Bradley stores. We plan to add 15 new full-line stores in fiscal 2016. We believe we may have the opportunity to open an average of 20 new full-line stores per year going forward. To attract new customers to our full-line stores, we are working to create a more modern visual presentation and overall design. We plan to add 10 factory outlet stores in fiscal 2016 and expect to open an average of 10 factory outlet stores per year going forward. Furthermore, over the next couple of years, we expect approximately 70% of the product in the outlet channel to be made specifically for our factory outlets.
In 2006, we began selling directly to consumers through verabradley.com. Our e-commerce operation is part of the foundation to support our brand and marketing strategies. In fiscal 2015, we had more than 73 million visits to verabradley.com.
We will continue to place greater emphasis on our department store relationships and explore other expansion opportunities in the department store space. The specialty retail channel is the heritage of our business and remains very important to us. We continue to add select accounts while discontinuing unproductive accounts. While the specialty retail business is becoming a smaller percentage of our total revenue base, it is still an important piece of our business, and we are working to stabilize this channel by narrowing our product assortments, changing the order cycle, and doing a better job of segmenting our assortments by door.
Marketing. Our marketing goal is to generate excitement and desire for the Vera Bradley brand, attracting new customers while continuing to foster strong connections with our loyal fan base. We are building a cohesive brand story that connects with our target customers, and will allocate more resources to create and successfully implement a comprehensive, multi-faceted marketing campaign to drive brand and product awareness and target new customers.
Our Brand
For over 30 years, we have developed Vera Bradley into a lifestyle brand with a wide breadth of appeal to women throughout the country. Our advertising often depicts our products in a varied array of uses and occasions with women of different ages in different life stages and from a diverse set of backgrounds and lifestyles. Our visual merchandising strategy, particularly in our full-line stores, seeks to create a contemporary feeling. Over the years, we have successfully entered complementary lifestyle product categories. The strength of our brand is demonstrated with our highly loyal fan base, who remain loyal to the brand year after year.
Core to our brand positioning is our commitment to designing high quality, distinctive, and functional products focused on meeting the needs of today's women. At the same time, our releases of new products, styles, collections, and patterns keep the brand fresh while meeting the lifestyle needs of our customers and inspiring women to express their individuality and sense of style.
We offer a broad assortment of products that meet our customers’ different functional needs, including: bags, such as purses, totes, and backpacks; accessories, such as wallets, wristlets, phone cases, and technology accessories; and travel and travel accessories, such as weekend bags, duffel bags, and cosmetic bags. We believe our combination of patterns, styles, and products allows us to appeal to all women, including teens, young women, mature women, mothers, and grandmothers.
Competitive Strengths
We believe the following competitive strengths differentiate us within the marketplace and provide a strong foundation for our future growth:
Strong Brand Identity and Positioning. We believe the Vera Bradley brand is highly recognized for its distinctive and vibrant style. Vera Bradley is positioned in the market as a lifestyle brand that inspires consumers to express their individuality and sense of style. We have also positioned our brand to highlight the high quality and functional attributes of our products. The Vera Bradley brand is more price accessible than many competing brands, which allows us to attract a wide range of consumers and increases our ability to achieve repeat purchases.
Exceptional Customer Loyalty. We believe we have a segment of our long-term consumers who act as loyal and enthusiastic brand advocates. We believe this enthusiasm for our brand by our loyal customers inspires repeat purchases. Our customers often purchase our products as gifts for family members and friends, who we strive to turn into brand enthusiasts.
Product Development Expertise. Our product development team combines an understanding of consumer preferences with a knowledge of color, fashion, and style trends to design our products. Our creative design associates utilize a disciplined product design process that seeks to maximize the productivity of our product releases and drive consumer demand.
Dynamic Multi-Channel Distribution Model. We offer our products through a diverse choice of shopping options across channels that are intimate, highly shop-able, fun, and characteristic of our brand. Whether they are at a Vera Bradley store, a specialty retail store, a department store, or verabradley.com, we believe consumers have an opportunity to find the brand in places that match their unique shopping interests. Our multi-channel distribution model enables us to maximize customer access to our products.
Established Network of Indirect Retailers. Our Indirect business consists of an established and diverse network of over 2,700 specialty retail locations. This channel, located throughout the United States, includes some of the brand’s strongest advocates, and their passion has been instrumental in the development of our brand.
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
Our Product Release Strategy
We introduce new collections seasonally. Each seasonal launch consists of two to three signature cotton-quilted patterns that coordinate with smaller prints in the cotton-quilted fabric, as well as other fabrications including solids in microfiber, leather, and faux leather. These signature patterns, coordinating patterns, and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items, that are part of the core seasonal release. These product assortments each season can be classic styles, updates to existing designs, or new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue patterns at regular intervals. We sell our remaining inventory of retired products primarily through our website, factory outlet stores, and at our annual outlet sale.
Our Products
The following chart presents net revenues generated by each of our four product categories and other revenues as a percentage of our total net revenues for fiscal 2015, 2014, and 2013. The net revenues, as a percentage of our total net revenues, below were recast for prior years for comparative purposes.

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Bags	45.4%	42.1%	41.6%
Accessories	22.8%	25.2%	26.9%
Travel	21.4%	21.9%	21.8%
Home	3.5%	3.8%	3.4%
Other (1)	6.9%	7.0%	6.3%
Total	100.0%	100.0%	100.0%

(1)	Includes primarily apparel/footwear, stationery, merchandising, freight, licensing revenue, and gift card breakage revenue.
Bags. Bags are a core part of our product offerings and are the primary component of every seasonal assortment. The category consists of classic and new styles developed by our product development team to meet consumer demand. Our bag product category includes items such as totes, crossbodies, satchels, clutches, backpacks, baby bags, and lunch bags. Bags play a prominent role in our visual merchandising, and we focus on showcasing the different patterns, colors, and features of each bag.
Accessories. Accessories, our second largest revenue category, include technology accessories and fashion accessories such as wallets, wristlets, eyeglass cases, jewelry, and scarves. Our accessories are attractively priced and allow the consumer to include some color in her wardrobe, even if tucked into another bag. Our product development team consistently updates the accessories assortment based on consumer demand and fashion trends.
Travel. Our travel product category includes rolling luggage, cosmetics, travel and packing accessories, and travel bags which includes our duffel and weekend bags. The first Vera Bradley product offering included duffel bags, which consistently have been a strong performer. We believe their popularity, as well as the appeal of our other travel items, results from our vibrant designs, functional styles, and lightweight fabrications.
Home. Our home category includes items such as mugs, tumblers, and textiles, including aprons, beach towels, throw blankets, and comforters.
Product Development
We have implemented a fully integrated and cross-functional product development process that aligns design, market research, merchandising, planning, sales, marketing, and sourcing. Product development is a core capability that makes our products unique. Our designs and aesthetics set our products apart and drive customer loyalty. Our product development team mixes an understanding of the needs of our target customers, with knowledge of upcoming color and fashion trends, to design new collections, as well as new product categories, that will resonate in the market.
We typically begin the development stage of our products in the Vera Bradley portfolio twelve to eighteen months in advance of their release. The development of each new pattern includes the design of an overall print, a complementary fabric backing, and coordinating trim materials. To seek fresh perspectives, we collaborate with independent designers to create unique patterns for each season. We oversee the development and exercise the final approval of all patterns and designs. Once developed, we generally copyright each pattern, including the print, fabric backing and coordinating trim. We believe that great design is not only central to our product development efforts, but also is a fundamental part of our brand development and growth strategies. In the past several years, we have made investments to evolve and integrate our product development expertise, including opening a design office in New York City, as well as opening a design center in Roanoke, Indiana.
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
Our product development team works closely with Marketing to gather consumer insights through seasonal market research and in-store testing. We gather seasonal market research through a variety of methodologies, including scheduled interviews and online and in-person surveys. The team assures that we offer a broad range of patterns, fabrications, styles, and functional features in a cost-effective manner. We believe that with our cross-functional, collaborative approach, we are able to introduce and sell our merchandise in a way that clearly communicates the Vera Bradley brand.
Marketing
We believe that the growth of our brand and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley brand personality. We use marketing as a critical tool in our efforts to promote our brand.
Retention Advertising. Vera Bradley communicates with our established customers consistently throughout the year with daily e-mails and seasonal direct mail catalogs, brochures and notifications. Our retention advertising is geared to keeping Vera Bradley top of mind with our customers, rewarding our customers, and providing them with news of our seasonal launches and new product introductions.
New Customer Acquisition Advertising. We primarily employ print and digital (i.e., display banner, mobile, geo-targeting, and pre-roll video) advertising to increase overall brand awareness and attract new customers. Our advertisements are placed in fashion, lifestyle, family, and teen publications and websites that compliment the wide breadth of appeal of our brand. Our ads have recently appeared in Vogue, Elle, Seventeen, Teen Vogue, InStyle, Better Homes and Gardens, Parents, and Real Simple.
Direct Mail. The seasonal Vera Bradley catalogs are key vehicles for promoting the brand and product portfolio. Each catalog is sent to a targeted customer mailing list. In addition to distributing the catalog, we produce and distribute a number of other marketing pieces, including postcards and mini-mailers. We believe our direct mail medium generates excitement and awareness about the brand and seasonal introductions and allows us to reach both new and loyal customers in their homes.
Public Relations and Product Placement. Vera Bradley has received considerable exposure in the press, with placement in People Style Watch, Redbook, Teen Vogue, Real Simple, O the Oprah Magazine, Foder’s, and The Huffington Post. In addition, we have expanded our public relations efforts to reach popular online influencers and blogs including: Momtrends.com, Matchbook Magazine, Lovelyish.com, Lemon Stripes, For the Love of Fancy, Kelly in the City, and Bows & Sequins.
Product placement in feature-length films and on prime-time television shows remains strong with television placements in Modern Family, The Big Bang Theory, Pretty Little Liars, and Parenthood. Movie placements include: The Other Woman and Teenage Mutant Ninja Turtles.
Social Media and Online Marketing. Online marketing and social networking sites are tools to increase brand awareness and drive traffic to verabradley.com and to our stores. We have captured more than 3.4 million customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This captured information provides us with deeper insight into the products and categories that are in the highest interest of our customers, and allows us to better target our customers with appropriate messages. As of January 31, 2015, we had approximately 1.6 million Facebook fans and over 74,000 Twitter followers. Our Instagram, which we launched in October 2012, has grown to more than 100,000 followers and is our most highly engaged social medium.

Seasonality
Because Vera Bradley products are frequently given as gifts, we have historically realized, and expect to continue to realize, higher sales and operating income in the fourth quarter of our fiscal year, which includes the holiday months of November and December. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales.
Channels of Distribution
We distribute our products through our Direct and Indirect segments. This multi-channel distribution model is designed to enable operational flexibility and maximizes the methods by which we can access potential customers.
Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase the image and products of Vera Bradley. As of January 31, 2015, we operated 96 full-line stores averaging approximately 1,900 square feet per store. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.
E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire Vera Bradley collection. In fiscal 2013, we invested in upgrades to our website allowing for a more user friendly homepage, enabling us to ship internationally to 15 countries, and enhancing the checkout experience. In fiscal 2015, we made additional enhancements to our website, including adding product recommendations, enhancing product descriptions, adding silhouettes for product scale, generating cart and site abandonment emails, and gathering and analyzing customer feedback. We had over 73 million visits to verabradley.com during fiscal 2015.
Factory Outlet Stores. Our factory outlet stores are a vehicle for selling retired merchandise at discounted prices, as well as factory exclusive styles, while maintaining brand integrity. At the end of fiscal 2015, approximately 25% of the merchandise found in our factory outlet stores was factory exclusive styles. We expect factory exclusive merchandise to grow to 70% of all factory outlet merchandise in the coming years. We believe our factory outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our factory outlet stores average approximately 3,200 square feet per store. As of January 31, 2015, we operated 29 factory outlet stores.
Annual Outlet Sale. Our annual outlet sale is held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We attracted approximately 59,000 attendees to our 2014 annual outlet sale.
Store Location Selection Strategy
Our store location decisions are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe any market has been fully penetrated. We believe that expansion of our store base complements our Indirect segment by increasing brand awareness and reinforcing our brand image. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and desirable co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic. Our target full-line store size is approximately 1,800 square feet, but we are able to work with spaces as small as 1,000 square feet or, depending on our market strategy and relevant economic factors, spaces as large as 2,800 square feet. Our target factory outlet store size is approximately 3,000 square feet.
Store Operations
The focus of our store operations is providing consumers with a comfortable and memorable shopping experience. We strive to make the experience interactive through special store events, such as showcasing newly launched products or celebrating our namesake’s birthday. Our customer service philosophy emphasizes friendly service, merchandise knowledge, and passion for the brand. Consequently, an essential requirement for the success of our stores is our ability to attract, train, and retain talented, highly motivated district managers, store managers, and sales associates.

Store Economics
We believe that our retail concept and distinctive retail experience contribute to the success of our stores, most of which generate solid productivity and returns. We expect our full-line stores to average approximately 1,800 square feet per store, and we expect to invest approximately $0.4 million per new store, consisting of inventory costs, pre-opening costs, and build-out costs, less tenant-improvement allowances. New full-line stores generate, on average, approximately $1.0 million in net revenues during the first twelve months, and the payback on our investment is expected to occur in less than 22 months.
We expect our factory outlet stores to average approximately 3,000 square feet per store, and we expect to invest approximately $0.4 million per new store, consisting of inventory costs, pre-opening costs, and build-out costs, less tenant-improvement allowances. New factory outlet stores generate, on average, approximately $2.6 million in net revenues during the first twelve months, and the payback on our investment is expected to occur in less than 12 months.
Indirect Segment
As of January 31, 2015, we sold our products in approximately 2,700 specialty retail locations, the majority of which we have had long-standing relationships with, as well as department stores, national accounts, third party e-commerce sites, our wholesale business in Japan and third-party inventory liquidation. The top 30% of our specialty retailers account for approximately 70% of revenue from our specialty retailers. No single account represented more than 10% of total Indirect net revenues in fiscal 2015, with the top ten accounts representing in the aggregate approximately 30% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years. In fiscal 2012, we launched our products in the department store channel.
Sales Force
We believe that having an in-house sales force results in more consistent brand presentation and messaging, enhanced support for our Indirect retailers, and a more predictable, scalable, and cost-efficient business model. As of January 31, 2015, our sales team consisted of approximately 65 in-house, full-time sales consultants. The compensation structure for our sales consultants consists of a combination of fixed pay and sales-based incentives.
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
The majority of our products are cotton-based. Our other products are made primarily from specialty fabrics, including nylon, microfiber, leather, and faux leather. We source our materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global sourcing team works with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. In December 2008, we opened an office in Dongguan, China, which enables us to increase our control over the manufacturing and supply chain process and monitor compliance with our quality standards.

Virtually all of our finished goods products are manufactured externally overseas. These products are made by a variety of global manufacturers located primarily in China. We are not dependent upon any single manufacturer for our products. When determining the size of orders placed with our manufacturers, we take into account forward-looking demand, lead times for specific products, current inventory levels, and minimum order quantity requirements. Overseas production has resulted in substantial cost savings and a reduction of capital investment. With the oversight of our office in China and our independent contractors, we believe these financial benefits have been realized without sacrificing the level of quality inherent in our products or service to our customers.
On March 10, 2015, we announced that we plan to close our manufacturing facility located in New Haven, Indiana (metropolitan Fort Wayne) beginning early in fiscal 2016, unless business conditions necessitate earlier action. Refer to Note 16 of the Consolidated Financial Statements, herein, for additional information.
Distribution Center
In 2007, we consolidated our warehousing and shipping functions into one, 217,320 square-foot distribution center, located in Roanoke, Indiana. In fiscal 2013, we completed a 200,000 square-foot expansion of the distribution facility. This automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantities necessary for a particular order. The recent expansion resulted in capacity gains in the areas of inbound receiving, inventory storage, order fulfillment, value-add processing and shipping. The facility’s advanced technology enables us to more accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.
Our products are shipped primarily via FedEx and common carriers to our stores, our Indirect retailers and department stores, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our business, including business generated through our website.
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, systems applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting, and management information for the product development, retail, sales, marketing, manufacturing, distribution, finance, and human resources functions of our business. We use several systems, including MICROS-Retail, SAP, JDA, and SCALE for our information technology requirements.
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
The market for handbags, in particular, is highly competitive. Our competitors include not only established companies that are expanding their production and marketing of handbags, but also frequent new entrants to the market. We directly compete with wholesalers and direct sellers of branded handbags and accessories, such as Coach, Nine West, Liz Claiborne, Dooney & Bourke, Kate Spade, Michael Kors, Fossil, Brahmin, and Tory Burch.
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
Copyrights and Trademarks
The development of new patterns includes the design of an overall print, and may also include a complementary fabric backing, and coordinating trim materials. Once developed, we generally copyright each pattern, including any fabric backing and coordinating trim. We currently have approximately 700 copyrights.
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
Employees
As of January 31, 2015, we had approximately 2,800 employees. Of the total, 1,850 were engaged in retail selling positions, 565 were engaged in manufacturing and distribution functions, 35 were engaged in product design, and 350 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage.
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
Executive Officers of the Company
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Robert Wallstrom	49	Chief Executive Officer, President and Director
Barbara Bradley Baekgaard	76	Co-Founder, Chief Creative Officer, and Director
Kevin J. Sierks	42	Executive Vice President – Chief Financial Officer
Sue Fuller	40	Executive Vice President – Chief Merchandising Officer
Kimberly F. Colby	53	Executive Vice President – Design
C. Roddy Mann	45	Executive Vice President – Strategy & Operations
Karen Peters	47	Executive Vice President – Retail and Wholesale
Angel Ilagan	52	Executive Vice President – Chief Marketing Officer
Anastacia S. Knapper	41	Senior Vice President – General Counsel and Corporate Secretary

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
Barbara Bradley Baekgaard co-founded Vera Bradley in 1982 and has served as a director since then. From 1982 through June 2010, she also served as Co-President. From the outset, Ms. Bradley Baekgaard has provided leadership and strategic direction in our brand’s development by providing creative vision to areas such as marketing, product design, assortment planning, and the design and visual merchandising of our stores. In May 2010, she was appointed Chief Creative Officer. She currently serves as a member of the Indiana University Simon Cancer Center Development Board and as a member of the board of directors of the Vera Bradley Foundation for Breast Cancer.
As Co-Founder of Vera Bradley, Ms. Bradley Baekgaard serves a key leadership role on our board of directors and provides the board with a broad array of institutional knowledge and historical perspective as well as an in-depth knowledge of business strategy, branding, product development, and store design.
Kevin J. Sierks has served as our Executive Vice President – Chief Financial Officer since February 2014. Mr. Sierks joined the Company as the Vice President – Controller and Chief Accounting Officer in December 2011, and also served as the Interim Chief Financial Officer from January 2013 through January 2014. Prior to joining Vera Bradley, from 2007 to 2011 Mr. Sierks served as Vice President – Controller at Biomet, Inc., a large orthopedic medical device company. Mr. Sierks previously served as Director of Accounting and U.S. Shared Services at Boston Scientific Corporation from 2005 to 2007. From 2002 to 2005, Mr. Sierks served as Director of Financial Reporting and Business Development at Guidant Corporation, which was acquired by Boston Scientific Corporation in 2006. Formerly, Mr. Sierks was with Deloitte & Touche from 1995 to 2002, departing as an Audit Manager. Mr. Sierks is a Certified Public Accountant.
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
Karen Peters has served as our Executive Vice President – Retail and Wholesale since June 2014 and oversees the Company's full-line and factory outlet stores, the indirect channel, store visual and store real estate. Between February 2005 and March 2014, Ms. Peters served as Senior Vice President, Director of Stores for Saks Fifth Avenue OFF 5TH, Saks Fifth Avenue's factory outlet business. Prior to joining OFF 5TH, Ms. Peters held key management positions with Sears, Target, and Kohl's.
Angel Ilagan has served as our Executive Vice President – Chief Marketing Officer since July 2014. Between 2010 and July 2014, Mr. Ilagan served as Chief Marketing Officer/Vice President, Marketing, Americas for Pandora Jewelry. Prior to joining Pandora jewelry, Mr. Ilagan held key marketing roles of increasing responsibility with several well-known consumer product companies including Newell Rubbermaid, Bristol-Myers Squibb, McCormick, Conagra, and General Mills.
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
Risks Related to Our Business
If we are unable to successfully implement our long-term strategic plan and growth strategies, our future operating results could suffer.
In fiscal 2015, we began to implement a long-term strategic plan focused on product, distribution and marketing strategies intended to profitably grow our business. The success of our long-term strategic plan and these growth strategies, alone or collectively, will depend on various factors, including the appeal of our product designs, retail presentation to consumers, effectiveness of our marketing initiatives, competitive conditions, and economic conditions. There is no assurance that we will be able to successfully implement our strategic plan. If we are unsuccessful in implementing some or all of our strategies or initiatives, our future operating results could be adversely impacted.
If our multi-channel distribution model is not successful, our business and results of operations may suffer.
We currently sell into two segments: Direct to consumers through our full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana; and through our Indirect wholesale business which consists of sales to approximately 2,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third party inventory liquidation. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales.
For example, we are continuing to invest in our specialty retailers to support them in growing along with Vera Bradley. This channel will continue to evolve over time as we balance the channel dynamics between the specialty retailers, department stores, our Direct stores, and e-commerce.
Changes in general economic conditions, and their impact on consumer confidence and consumer spending, could adversely impact our results of operations.
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may be influenced by fluctuating interest rates and credit availability, changing fuel and other energy costs, fluctuating commodity prices, levels of unemployment and consumer debt levels, changes in net worth based on market conditions, general uncertainty regarding the overall future economic environment, and weather and weather-related phenomena. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our results of operations. In the event that the U.S. economy does not sustain its current recovery, renewed decline in consumer-spending levels and other conditions, including inflation, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
Our inability to predict and respond in a timely manner to changes in consumer demand could adversely affect our net revenues and results of operations.
Our success depends on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies consumer demand in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing patterns and styles or meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, changes to our product assortment and to our available fabrications, as well as the availability and breadth of pattern assortment may not gain consumer acceptance. Merchandise misjudgments could adversely impact our net revenues and results of operations.

We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our future growth will depend on our ability to successfully open and operate new and current stores. We plan to open approximately 25 new stores during fiscal 2016, and approximately 20 new stores per year thereafter. Our ability to successfully open and operate stores depends on many factors, including our ability to:

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
The success of new store openings may also be affected by our ability to initiate marketing efforts in advance of opening our first store in a particular region. Additionally, we will incur pre-opening costs and we may encounter initial losses while new stores commence operations, which could strain our resources and adversely impact our results of operations.
Our business depends on a strong brand. If we are unable to maintain and enhance our brand, then we may be unable to sell our products, which could adversely impact our results of operations.
We believe that the brand image that we have developed has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Vera Bradley brand is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as product design, store operations, community relations, and marketing. These investments might not succeed. If we are unable to maintain or enhance our brand image, our results of operations could be adversely impacted.
Our results of operations could suffer if we lose key management or design associates or are unable to attract and retain the talent required for our business.
Our performance depends largely on the efforts and abilities of our senior management and product development teams. These executives and design associates have substantial experience in our business and have made significant contributions to our growth and success. Although we have entered into an employment agreement with our Chief Executive Officer, we may not be able to retain his services or those of other key individuals in the future. The unexpected loss of services of key employees could have adverse impacts on our business and results of operations. As our business grows and we open new stores, we will need to attract and retain additional qualified employees and develop, train, and manage an increasing number of management-level, sales, and other employees. Competition for qualified employees is intense. We cannot assure you that we will be able to attract and retain employees as needed in the future.
Our results of operations are subject to quarterly fluctuations, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things:

•	the timing of new store openings;

•	net revenues and profits contributed by new stores;

•	increases or decreases in comparable sales;

•	shifts in the timing of holidays, particularly in the United States and China;

•	changes in our merchandise mix;

•	the timing of marketing campaigns or promotions;

•	timing of sales to Indirect retailers; and

•	the timing of new pattern releases and new product introductions.
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
We may continue to experience declines in comparable sales and there can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.
We may not be able to regain the levels of comparable sales that we have experienced in the past and comparable sales may also further deteriorate. If our future comparable sales fail to meet market expectations, then the price of our common stock could decline. Also, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. Numerous factors influence comparable sales, including fashion trends, competition, national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, inventory shrinkage, marketing programs, changes in consumer shopping trends, and weather conditions. These factors may cause our comparable sales results to be lower in the future than in recent periods or lower than expectations, either of which could result in a decline in the price of our common stock.
We are exposed to business risks as a result of our e-commerce operations.
We operate an e-commerce store at www.verabradley.com. Expanding our e-commerce business is one of the key objectives of our business strategy. In addition, our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Internet operations also involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce and the apparel industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations and/or cash flows.
Closing stores could result in significant costs to us.
We recently closed one underperforming store and could, in the future, decide to close additional stores that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We lease all of our store locations. We typically occupy our stores under operating leases with terms of ten years. We have been able to negotiate favorable rental rates in recent years due in part to the state of the economy and high vacancy rates within some shopping centers, but there is no assurance that we will be able to continue to negotiate such favorable terms. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to requiring future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance, and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. As we expand our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

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

Our failure to effectively compete with other retailers for sales could have a material adverse effect on our financial condition, results of operations and cash flows.
The market for bags, accessories, and travel items is increasingly competitive. Our competitive challenges include:

•	attracting consumer traffic;

•	sourcing and manufacturing merchandise efficiently;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in diverse market segments;

•	developing designs that appeal to a broad range of demographic and age segments;

•	developing high-quality products;

•	offering attractive promotional incentives while maintaining profit margins; and

•	establishing and maintaining good working relationships with our Indirect retailers.
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
In addition, in light of a continued difficult consumer environment, pricing is a significant driver of consumer choice in our industry and we regularly engage in price competition, particularly through our promotional programs. To the extent that we decrease our promotional activity, our ability to maintain sales levels may be impacted.
Our Company's ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.
Substantially all of our Direct stores are located in regional mall shopping centers and many of our Indirect customers are also located in these shopping centers. Factors beyond our control impact mall traffic, such as general economic conditions and consumer spending levels. Consumer spending and mall traffic have been depressed in recent years. As a result, mall operators have been facing increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of certain malls as shopping destinations, have reduced and may continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations and cash flows.
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
Our various contract manufacturers produce a significant majority of our products. We generally do not enter into long-term formal written agreements with our manufacturers and instead transact business with each of them on an order-by-order basis. In the event of a disruption in our contract manufacturers’ systems, we may be unable to locate alternative manufacturers of comparable quality at an acceptable price, or at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service, financial stability, labor practices and environmental compliance. Any delay, interruption, or increased cost in the manufactured products that might occur for any reason, such as the lack of long-term contracts or regulatory requirements and the loss of certifications, power interruptions, fires, hurricanes, war, or threats of terrorism, could affect our ability to meet customer demand for our products, adversely affect our net revenues, increase our cost of sales, and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.
We rely on various suppliers to supply a significant majority of our raw materials. Disruption in the supply of raw materials could increase our cost of goods sold and if there is not sufficient raw materials available to meet product demand, our product revenue could decline.
We generally do not enter into long-term formal written agreements with our suppliers and typically transact business with each of them on an order-by-order basis. As a result, we cannot assure that there will be no significant disruption in the supply of fabrics or raw materials from our current sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In such a case, we could have difficulty meeting consumer demand and net revenues could be adversely impacted.
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
Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.
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
We are also subject to the risk that claims will be brought against us for infringement of the intellectual property rights of third parties, seeking to block the sale of our products as violative of their intellectual property rights or payment of monetary amounts. In particular, we are subject to copyright infringement claims for which we may not be entitled to indemnification from our suppliers. In addition, in recent years, companies in the retail industry, including us, have been subject to patent infringement claims from non-practicing entities, or “patent trolls.” Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming and result in costly litigation. As a result, any such claim, or the combination of multiple claims, could have a material adverse effect on our operating results. If we are required to stop using any of our registered or nonregistered trademarks, our sales could decline and, consequently, our business and results of operations could be adversely affected.
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
Our business relies on cash provided by operating activities as our primary source of liquidity. To support our business and execute our long term strategies, we will need significant amounts of cash from that source. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us from our existing revolving credit facility, we will need to seek additional capital, through debt or equity financings, to fund our growth. If new sources of financing are required, but are insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.
We have recorded asset impairment charges in the past and we may record material asset impairment charges in the future.
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal 2015 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $0.4 million during fiscal 2015 within asset impairment in the consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values.

Our quarterly evaluation of store assets includes consideration of current and historical performance and projections of future profitability. The profitability projections rely upon estimates made by us, including store-level sales, gross margins, and direct expenses, and, by their nature, include judgments about how current strategic initiatives will impact future performance. If we are not able to achieve the projected key financial metrics for any reason, including because any of the strategic initiatives being implemented do not result in significant improvements in our current financial performance trend, this would indicate that the value of our long-lived assets was not recoverable and we would incur additional impairment of assets in the future.
In the event we record additional impairment charges, this could have a material adverse effect on our results of operations and financial condition.
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
Changes in the health care regulatory environment could cause us to incur additional expense and our failure to comply with related legal requirements could have a material adverse effect on our business.
In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured. We do not expect any material short-term impact on our financial results as a result of the legislation; however, as additional requirements from the legislation continue to go into effect, we expect to incur an increase in our expenses. If this legislation and future changes in health care legislation significantly increase our expenses, our financial condition and results of operations could be adversely affected.
Risks Related to the Securities Markets and Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell shares at or above the price at which you purchase them.
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	actions by other shopping mall or lifestyle center tenants;

•	weather conditions, particularly during the holiday shopping period;

•	the financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;

•	the public’s response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation and other matters;

•	the speculation about our business in the press or the investment community;

•	future sales of our common stock by our significant shareholders, officers and directors;

•	our entry into new markets;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	changes in accounting principles.
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
Our business could be negatively affected as a result of the actions of activist stockholders.
Over the last few years, proxy contests and other forms of stockholder activism have been directed against numerous public companies in retail businesses. We could become engaged in a consent solicitation, or proxy contest, or experience other stockholder activism, in the future. Activist shareholders may advocate for certain governance and strategic changes at our company. In the event of stockholder activism, particularly with respect to matters which our Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management, and perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners and customers.
In addition, if faced with a consent solicitation or proxy contest, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, if individuals are elected to our Board with a differing agenda, our ability to effectively and timely implement our strategic plan and create additional value for our stockholders may be adversely affected.
A limited number of shareholders control a large percentage of the voting power of our common stock, and therefore investors may have limited ability to determine the outcome of shareholder votes.
Michael Ray (former CEO and Ms. Bradley Baekgaard's son in-law), Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 43.5% of our outstanding shares of common stock as of January 31, 2015. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation and significant corporate transactions. This concentrated ownership of outstanding common stock may limit your ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
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
We may suffer negative publicity and our business may be harmed if we need to recall any products we sell.
We have in the past needed to, and may in the future need to, recall products that we determine may present safety issues. If products we sell have safety problems of which we are not aware, or if we or the Consumer Product Safety Commission recall a product sold in our stores, we may suffer negative publicity and, potentially, product liability lawsuits, which could have a material adverse impact on our reputation, financial condition and results of operations or cash flows.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our manufacturing, distribution, and corporate facilities as of January 31, 2015. The leases on the leased properties expire at various times through 2019, subject to renewal options.

Location	Primary Use	Square Footage	Leased /Owned
Roanoke, Indiana	Corporate headquarters, design center and showroom	188,269	Owned*
Roanoke, Indiana	Warehouse and distribution	428,500	Owned***
Fort Wayne, Indiana	Support staff	66,886	Leased**
Fort Wayne, Indiana	Sewing and quilting	125,356	Leased****
New York, New York	Product design and showroom	4,750	Leased
Dongguan City, China	China office	6,962	Leased
Atlanta, Georgia	Showroom	5,172	Leased
Dallas, Texas	Showroom	1,782	Leased

*
This property was purchased from Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard, in December 2013. See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for additional information regarding this property. The expansion of this property, during fiscal 2015, added approximately 149,000 square feet to the existing building which now serves as the Company's corporate headquarters.

**	We plan to vacate this property in the first quarter of fiscal 2016 due to our corporate campus expansion which added 149,000 square feet to our previous design center, described above.

***	The 200,000 square-foot expansion of the distribution facility was completed in fiscal 2013. An additional 10,000 square feet of office space was added to this facility in fiscal 2015.

****	Refer to Note 16 of the Consolidated Financial Statements, herein, for additional information regarding this property.
As of January 31, 2015, we also leased 134 store locations in the United States, including 9 store locations opened or to be opened in fiscal 2016. See below for more information regarding the locations of our open stores as of January 31, 2015.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The properties in the above table are used by both the Direct segment and Indirect segment, excluding the two showrooms which are used exclusively by the Indirect segment.

Store Locations
Our full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-line and factory outlet stores we operated in each state as of January 31, 2015:

State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores	State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores
Alabama	1	—	Minnesota	2	1
Arizona	2	—	Missouri	2	1
California	4	—	Nebraska	—	1
Colorado	1	1	New Jersey	8	—
Connecticut	2	1	New York	7	3
Delaware	1	—	Nevada	—	1
Florida	5	5	North Carolina	2	1
Georgia	3	1	Ohio	4	—
Hawaii	1	—	Oklahoma	2	—
Illinois	5	1	Pennsylvania	5	2
Indiana	2	1	Rhode Island	1	—
Iowa	1	—	Tennessee	2	2
Kansas	1	—	Texas	13	3
Kentucky	2	1	Virginia	1	2
Louisiana	1	—	Washington	1	—
Maryland	4	—	Wisconsin	1	—
Massachusetts	4	1	Totals	96	29
Michigan	5	—
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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VRA”. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period in our two most recent fiscal years:

	High	Low
Fiscal 2015 Quarter ended:
January 31, 2015	$23.52	$18.14
November 1, 2014	24.66	18.75
August 2, 2014	30.00	19.19
May 3, 2014	29.34	23.26
Fiscal 2014 Quarter ended:
February 1, 2014	$25.72	$21.85
November 2, 2013	23.37	17.27
August 3, 2013	26.33	19.50
May 4, 2013	27.15	20.90
As of March 27, 2015, we had approximately 25 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
On September 9, 2014, the Company’s board of directors approved a share repurchase program (the “2014 Share Repurchase Program”) authorizing up to $40.0 million of repurchases of shares of the Company's common stock. The 2014 Share Repurchase Program expires in October 2016. During the fiscal year ended January 31, 2015, the Company repurchased 620,965 shares of the Company's common stock at an average price of $20.87 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended January 31, 2015 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
November 2, 2014 - November 29, 2014	138,274	$22.36	138,274	$33,375,228
November 30, 2014 - January 3, 2015	174,487	21.08	174,487	29,696,467
January 4, 2015 - January 31, 2015	139,642	19.00	139,642	27,043,032
	452,403	$20.83	452,403
Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between October 21, 2010 (the date of our initial public offering), and January 31, 2015, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on October 21, 2010, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any. The graph also assumes that the initial price of our common stock on October 21, 2010, was the initial public offering price of $16.00 per share and that the initial prices of the S&P 500 Index and the S&P 500 Apparel, Accessories, and Luxury Goods Index on October 21, 2010, were the closing prices on the previous trading day.
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

Company/Market/Peer Group	10/21/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015
Vera Bradley, Inc.	$100.00	$211.56	$214.56	$161.25	$150.12	$119.19
S&P 500 Index	$100.00	$108.89	$114.69	$134.89	$162.28	$185.36
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$110.58	$157.90	$146.75	$170.15	$176.41

Item 6.        Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for the most recent three fiscal years presented and the selected balance sheet data as of January 31, 2015 and February 1, 2014 are derived from our audited consolidated financial statements included in Item 8 of this report. The selected income statement data for the fiscal years ended January 28, 2012, and January 29, 2011, and selected balance sheet data as of February 2, 2013, January 28, 2012, and January 29, 2011, are derived from our audited consolidated financial statements that are not included elsewhere in this report. These results include adjustments necessary for comparability, including discontinued operations which is discussed further in Note 14 to the Consolidated Financial Statements. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
($ in thousands, except per share data and as otherwise indicated)	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Consolidated Statement of Income Data (2):
Net revenues	$508,990	$530,896	$535,667	$458,724	$366,057
Cost of sales	239,981	238,684	231,135	202,317	156,910
Gross profit	269,009	292,212	304,532	256,407	209,147
Selling, general, and administrative expenses	208,675	201,231	197,139	164,240	163,053
Other income	3,736	4,776	6,277	7,975	7,225
Operating income	64,070	95,757	113,670	100,142	53,319
Interest expense, net	407	571	679	1,147	1,625
Income from continuing operations before income taxes	63,663	95,186	112,991	98,995	51,694
Income tax expense	22,828	35,057	40,597	37,103	5,496
Income from continuing operations	40,835	60,129	72,394	61,892	46,198
Loss from discontinued operations, net of taxes	(2,386)	(1,317)	(3,524)	(3,971)	—
Net income	$38,449	$58,812	$68,870	$57,921	$46,198
Basic weighted-average shares outstanding	40,568	40,599	40,536	40,507	36,813
Diluted weighted-average shares outstanding	40,632	40,648	40,571	40,542	36,851
Net income (loss) per share - basic
Continuing operations	$1.01	$1.48	$1.79	$1.53	$1.25
Discontinued operations	(0.06)	(0.03)	(0.09)	(0.10)	—
Net income	$0.95	$1.45	$1.70	$1.43	$1.25
Net income (loss) per share - diluted
Continuing operations	$1.00	$1.48	$1.78	$1.53	$1.25
Discontinued operations	(0.06)	(0.03)	(0.09)	(0.10)	—
Net income	$0.95	$1.45	$1.70	$1.43	$1.25
Net Revenues by Segment (2):
Direct	$335,602	$321,092	$287,083	$223,168	$151,118
Indirect	173,388	209,804	248,584	235,556	214,939
Total	$508,990	$530,896	$535,667	$458,724	$366,057
Store Data (3):
Total stores open at end of year	125	99	76	56	39
Comparable sales (including e-commerce) (decrease) increase (4)	(7.6)%	(1.3)%	9.8%	24.9%	34.8%
Total gross square footage at end of year	278,779	207,096	156,310	113,504	74,426
Average net revenues per gross square foot (5)	$760	$887	$1,083	$1,042	$851

	As of
($ in thousands)	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$112,292	$59,215	$9,603	$4,922	$13,953
Working capital	204,648	193,511	151,107	110,323	94,243
Total assets	377,284	334,383	279,462	221,320	207,304
Long-term debt, including current portion	—	—	15,095	25,184	67,017
Shareholders’ equity	284,471	255,147	194,225	124,007	64,322

(1)	The Company utilizes a 52-53 week fiscal year. Fiscal years 2015, 2014, 2012 and 2011 consisted of 52 weeks. Fiscal year 2013 consisted of 53 weeks.

(2)
Financial data recasts Japan results of operations as discontinued operations for all years presented. Japan was formerly included in the Direct segment results. Refer to Note 14 of the Notes to the Consolidated Financial Statements for additional information.

(3)	Includes full-line and factory outlet stores. Our first full-line store opened in September 2007 and our first factory outlet store opened in November 2009.

(4)
Comparable sales (including e-commerce) are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Calculation excludes sales for the 53rd week in fiscal 2013.

(5)
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
Executive summary
Below is a summary of our strategic progress and financial highlights during fiscal 2015:
Strategic Progress

•	We opened 13 new full-line stores and 14 factory outlet stores during the year.

•	We made progress on our distribution strategies, including:

◦	Beginning work on our new prototype store design,

◦	Beginning the transition of our outlet stores to factory outlet stores with the introduction of factory exclusive products,

◦	Implementation of our LOCATE system (which allows sales associates to find out of stock product to be shipped directly to consumers),

◦	Making key enhancements to verabradley.com,

◦	Expanding our department store relationships,

◦	Working to stabilize the specialty retail channel, and

◦	Transitioning to a wholesale business model in Japan.

•	We strengthened our management team with the addition of several key executives in merchandising, marketing, and retail and wholesale.

•	In product:

◦	We innovated and began to modernize and elevate our assortment,

◦	We better focused our assortments by reducing the number of pattern launches and eliminating underperforming SKUs,

◦	We made a bigger impact in our large volume products of bags, backpacks, and travel,

◦	We began exploring brand extensions, and

◦	We worked to make our supply chain more efficient.

•	We launched our first national ad campaign focused on leather and faux leather and the "Brightest Gifts Ever!" digital and print holiday campaign.
Financial Summary

•	Net revenues decreased 4.1% to $509.0 million in fiscal 2015 compared to $530.9 million in fiscal 2014.

•	Direct segment sales increased 4.5% to $335.6 million in fiscal 2015 compared to $321.1 million in fiscal 2014. Comparable sales (including e-commerce) for fiscal 2015 decreased 7.6%.

•	Indirect segment sales decreased 17.4% to $173.4 million in fiscal 2015 compared to $209.8 million in fiscal 2014.

•	Gross profit was $269.0 million (52.9% of net revenue) in fiscal 2015 compared to $292.2 million (55.0% of net revenue) in fiscal 2014.

•	Selling, general and administrative expenses were $208.7 million (41.0% of net revenue) in fiscal 2015 compared to $201.2 million (37.9% of net revenue) in fiscal 2014.

•	Operating income was $64.1 million (12.6% of net revenue) in fiscal 2015 compared to $95.8 million (18.0% of net revenue) in fiscal 2014.

•	Income from continuing operations was $40.8 million in fiscal 2015 compared to $60.1 million in fiscal 2014.

•	Diluted income from continuing operations per share decreased 32.4% to $1.00 in fiscal 2015 from $1.48 in fiscal 2014.

•	Cash and cash equivalents were $112.3 million at January 31, 2015.

•	Capital expenditures for fiscal 2015 totaled $37.1 million, which were funded from cash generated from operations of $103.8 million.

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
Restructuring
On March 10, 2015, we announced that we plan to close our manufacturing facility located in New Haven, Indiana (metropolitan Fort Wayne) beginning early in fiscal 2016, unless business conditions necessitate earlier action. Currently, approximately 5% of our products are manufactured in this facility, and approximately 250 associates are employed there. We began manufacturing in this facility in 2009.
We incurred charges of approximately $3.0 million ($1.9 million after tax) relating to the facility closing in the fourth quarter of the fiscal year ended January 31, 2015, primarily related to raw materials inventory write-downs. These charges are reflected in cost of sales in our Consolidated Financial Statements and within the Indirect segment.
We expect to incur restructuring and other charges in the first quarter of the fiscal year ending January 30, 2016 estimated to be between $6.0 million to $7.0 million ($3.8 million to $4.5 million after tax), related to the facility closing and other cost saving measures. These charges are estimated to include lease termination costs of approximately $2.5 million, severance and benefit costs of approximately $2.3 million, accelerated depreciation related to fixed assets of approximately $0.8 million and other associated costs of approximately $0.9 million. We expect that the plant closure will reduce operating costs by approximately $12.0 million annually beginning in the fourth quarter of fiscal 2016. All production from the facility will be absorbed by our third party manufacturing suppliers. See Note 16, “Restructuring,” for additional information regarding the restructuring charges.
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
We believe hyper-promotional activity, which we define as discounts of 70% or more, has been damaging to our brand and we intend to strategically reduce our use of this type of promotion both in our Direct stores and on verabradley.com. We believe that this action may have a negative impact on revenue in fiscal 2016, but we believe it is the right action for the long-term health of the business and the brand.
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
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Competition;

•	The timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing;

•	The level of customer service that we provide in stores;

•	Our ability to source and distribute products efficiently;

•	Marketing initiatives or promotions;

•	The number of stores we open and close in any period; and

•	The timing and success of promotional and advertising efforts.
In recent years, comparable sale performance has been challenged. With that in mind, we are slowing our full-line store opening rate in fiscal 2016 to 15 planned stores from an average of approximately 20 in prior years. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
Gross Profit
Gross profit is equal to our net revenues less our cost of sales. Cost of sales includes the direct cost of purchased and manufactured merchandise, distribution center costs, operations overhead, duty, and all inbound freight costs incurred. The components of our reported cost of sales may not be comparable to those of other retail and wholesale companies.
Gross profit can be impacted by changes in volume; fluctuations in sales price; operational efficiencies, such as leveraging of fixed costs; promotional activities, such as free shipping; commodity prices, such as cotton prices; and labor costs.
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

Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes, is equal to the loss from the results of operations related to the direct Japan business, which was exited in the third quarter of fiscal 2015, adjusted for the associated tax benefit.
Net Income
Net income is equal to the sum of income from continuing operations and loss from discontinued operations, net of taxes.
Results of Operations
The following tables summarize key components of our consolidated results of operations for the last three fiscal years, both in dollars and as a percentage of our net revenues.

	Fiscal Year Ended (1)
($ in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Statement of Income Data (2):
Net revenues	$508,990	$530,896	$535,667
Cost of sales	239,981	238,684	231,135
Gross profit	269,009	292,212	304,532
Selling, general, and administrative expenses	208,675	201,231	197,139
Other income	3,736	4,776	6,277
Operating income	64,070	95,757	113,670
Interest expense, net	407	571	679
Income from continuing operations before income taxes	63,663	95,186	112,991
Income tax expense	22,828	35,057	40,597
Income from continuing operations	40,835	60,129	72,394
Loss from discontinued operations, net of taxes	(2,386)	(1,317)	(3,524)
Net income	$38,449	$58,812	$68,870
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	47.1%	45.0%	43.1%
Gross profit	52.9%	55.0%	56.9%
Selling, general, and administrative expenses	41.0%	37.9%	36.8%
Other income	0.7%	0.9%	1.2%
Operating income	12.6%	18.0%	21.2%
Interest expense, net	0.1%	0.1%	0.1%
Income from continuing operations before income taxes	12.5%	17.9%	21.1%
Income tax expense	4.5%	6.6%	7.6%
Income from continuing operations	8.0%	11.3%	13.5%
Loss from discontinued operations, net of taxes	(0.5)%	(0.2)%	(0.7)%
Net income	7.6%	11.1%	12.9%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-line and factory outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	January 31, 2015	February 1, 2014	February 2, 2013
Net Revenues by Segment (2):
Direct	$335,602	$321,092	$287,083
Indirect	173,388	209,804	248,584
Total	$508,990	$530,896	$535,667
Percentage of Net Revenues by Segment:
Direct	65.9%	60.5%	53.6%
Indirect	34.1%	39.5%	46.4%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Store Data (3):
Total stores open at end of period	125	99	76
Comparable sales (including e-commerce) (decrease) increase (4)	(7.6)%	(1.3)%	9.8%
Total gross square footage at end of period	278,779	207,096	156,310
Average net revenues per gross square foot (5)	$760	$887	$1,083

(1)
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. As such, fiscal 2015 ended on January 31, 2015 and reflected a 52-week period; fiscal 2014 ended on February 1, 2014 and reflected a 52-week period; fiscal 2013 ended on February 2, 2013 and reflected a 53-week period. The inclusion of the 53rd week in fiscal 2013 resulted in incremental net revenues of approximately $4.9 million and approximately $0.02 per diluted share.

(2)
Financial data recasts Japan results of operations as discontinued operations for all years presented. Japan was formerly included in the Direct segment results. Refer to Note 14 of the Notes to the Consolidated Financial Statements for additional information.

(3)	Includes full-line and factory outlet stores.

(4)
Comparable sales (including e-commerce) are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Calculation excludes sales for the 53rd week in fiscal 2013.

(5)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

Fiscal 2015 Compared to Fiscal 2014
Net Revenues
For fiscal 2015, net revenues decreased $21.9 million, or 4.1%, to $509.0 million, from $530.9 million for fiscal 2014.
Direct. For fiscal 2015, net revenues increased $14.5 million, or 4.5%, to $335.6 million, from $321.1 million for fiscal 2014. This change resulted from a $39.8 million increase in revenues at our non-comparable stores which included 27 additional full-line and factory outlet stores and gift card breakage revenue of $1.4 million along with a comparable sales (including e-commerce) decrease of $23.1 million, or 7.6% (which includes a 3.9% increase in e-commerce sales). Our comparable store sales decreased 16.1%. Comparable sales (including e-commerce) and comparable store sales were negatively impacted by year-over-year declines in store traffic. The aggregate number of full-line and factory outlet stores grew from 99 at the end of fiscal 2014, to 125 at the end of fiscal 2015, which includes the closure of one full-line store in fiscal 2015.
Indirect. For fiscal 2015, net revenues decreased $36.4 million, or 17.4%, to $173.4 million, from $209.8 million for fiscal 2014, primarily due to lower orders from the Company's specialty retail accounts, as well as a reduction in the number of specialty retailers.

Gross Profit
For fiscal 2015, gross profit decreased $23.2 million, or 7.9%, to $269.0 million, from $292.2 million for fiscal 2014. As a percentage of net revenues, gross profit decreased to 52.9% for fiscal 2015, from 55.0% for fiscal 2014. The year-over-year decline in gross margin rate was primarily related to increased year-over-year promotional activity.
Selling, General and Administrative Expenses (SG&A)
For fiscal 2015, SG&A expenses increased $7.5 million, or 3.7%, to $208.7 million, from $201.2 million for fiscal 2014. As a percentage of net revenues, SG&A expenses were 41.0% and 37.9% for fiscal 2015 and fiscal 2014, respectively. The increase in SG&A expenses as a percent of net revenues was primarily due to strategic investments which include new store expenses, key management additions and marketing and e-commerce initiatives.
Other Income
For fiscal 2015, other income decreased $1.1 million, or 21.8%, to $3.7 million, from $4.8 million for fiscal 2014. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.
Operating Income
For fiscal 2015, operating income decreased $31.7 million, or 33.1%, to $64.1 million, from $95.8 million for fiscal 2014. As a percentage of net revenues, operating income was 12.6% and 18.0% for fiscal 2015 and fiscal 2014, respectively. The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	January 31, 2015	February 1, 2014
Operating Income:
Direct	$74,099	$81,194	$(7,095)	(8.7)%
Indirect	66,213	84,130	(17,917)	(21.3)%
Less: Unallocated corporate expenses	(76,242)	(69,567)	(6,675)	9.6%
Operating income	$64,070	$95,757	$(31,687)	(33.1)%
Direct. For fiscal 2015, operating income decreased $7.1 million, or 8.7%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 22.1% and 25.3% for fiscal 2015 and 2014, respectively.
Indirect. For fiscal 2015, operating income decreased $17.9 million, or 21.3%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 38.2% and 40.1% for fiscal 2015 and 2014, respectively.
Corporate Unallocated. For fiscal 2015, unallocated expenses increased $6.7 million, or 9.6%, primarily due to key management additions and marketing initiatives.
Interest Expense, Net. For fiscal 2015, net interest expense decreased $0.2 million, or 28.7%, to $0.4 million, from $0.6 million in fiscal 2014. The decrease was due primarily to no borrowings occurring during fiscal 2015 as compared to fiscal 2014.
Income Tax Expense. For fiscal 2015, we recorded income tax expense of $22.8 million at an effective tax rate of 35.9%, compared to 36.8% for fiscal 2014.
Income from Continuing Operations
For fiscal 2015, income from continuing operations decreased $19.3 million, or 32.1%, to $40.8 million from $60.1 million in fiscal 2014.
Loss from Discontinued Operations, Net of Taxes
For fiscal 2015, loss from discontinued operations, net of taxes increased $1.1 million to $2.4 million from $1.3 million in fiscal 2014, reflecting the exit of the direct Japan business in the third quarter of fiscal 2015. The year-over-year increase is primarily due to the write-off of cumulative foreign currency translation adjustments.

Net Income
For fiscal 2015, net income decreased $20.4 million, or 34.6%, to $38.4 million from $58.8 million in fiscal 2014.

Fiscal 2014 Compared to Fiscal 2013
Net Revenues
For fiscal 2014, net revenues decreased $4.8 million, or 0.9%, to $530.9 million, from $535.7 million for fiscal 2013, primarily due to an additional 7 days included in fiscal 2013 compared to fiscal 2014, which accounted for additional net revenues in fiscal 2013 of $4.9 million, as well as decreased volume in fiscal 2014.
Direct. For fiscal 2014, net revenues increased $34.0 million, or 11.8%, to $321.1 million, from $287.1 million for fiscal 2013. This growth resulted primarily from a $37.6 million increase in revenues at our non-comparable stores which included 23 additional full-line and factory outlet stores which is partially offset by a comparable sales (including e-commerce) decrease of $3.6 million, or 1.3% (which includes a 3.8% increase in e-commerce sales). Our comparable store sales decreased 5.7%. The decreases in comparable sales (including e-commerce) and comparable store sales related to year-over-year declines in traffic, a lower average transaction size, and underperformance of the product offering. The number of our stores grew from 76 at the end of fiscal 2013 to 99 at the end of fiscal 2014.
Indirect. For fiscal 2014, net revenues decreased $38.8 million, or 15.6%, to $209.8 million, from $248.6 million for fiscal 2013, primarily due to lower orders from the Company’s specialty retailers combined with closing approximately 400 wholesale accounts during the year, through a combination of remediation, natural attrition, and a more selective approach to opening new specialty retail stores.
Gross Profit
For fiscal 2014, gross profit decreased $12.3 million, or 4.0%, to $292.2 million, from $304.5 million for fiscal 2013. As a percentage of net revenues, gross profit decreased to 55.0% for fiscal 2014, from 56.9% for fiscal 2013. The decrease in gross margin was due primarily to a $4.8 million inventory write-down, increased year-over-year promotional activity, as well as the sales mix of lower-margin product.
Selling, General and Administrative Expenses (SG&A)
For fiscal 2014, SG&A expenses increased $4.1 million, or 2.1%, to $201.2 million, from $197.1 million for fiscal 2013. As a percentage of net revenues, SG&A expenses were 37.9% and 36.8% for fiscal 2014 and fiscal 2013, respectively. The increase in SG&A expenses as a percent of net revenues was primarily due to fixed expenses being spread over lower revenues in the Indirect segment, the deleveraging of store operating expenses, and the impact of employee-related expenses from headcount added in the first half of fiscal 2014, partially offset by reductions in variable compensation expense associated with Company performance.
Other Income
For fiscal 2014, other income decreased $1.5 million, or 23.9%, to $4.8 million, from $6.3 million for fiscal 2013. The decrease in other income was in line with a decrease in associated advertising costs related to mailers for our specialty retailers.
Operating Income
For fiscal 2014, operating income decreased $17.9 million, or 15.8%, to $95.8 million, from $113.7 million for fiscal 2013. As a percentage of net revenues, operating income was 18.0% and 21.2% for fiscal 2014 and fiscal 2013, respectively. The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	February 1, 2014	February 2, 2013
Operating Income:
Direct	$81,194	$88,583	$(7,389)	(8.3)%
Indirect	84,130	101,059	(16,929)	(16.8)%
Less: Unallocated corporate expenses	(69,567)	(75,972)	6,405	(8.4)%
Operating income	$95,757	$113,670	$(17,913)	(15.8)%

Direct. For fiscal 2014, operating income decreased $7.4 million, or 8.3%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 25.3% and 30.9% for fiscal 2014 and 2013, respectively. This decrease as a percentage of net revenues in the Direct segment was primarily due to sales of lower-margin product accounting for a higher percentage of total segment revenue, as well as increased promotional activity.
Indirect. For fiscal 2014, operating income decreased $16.9 million, or 16.8%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.1% and 40.7% for fiscal 2014 and 2013, respectively. This decrease as a percentage of net revenues in the Indirect segment resulted primarily from deleveraging of the relatively fixed SG&A expenses against sales declines.
Corporate Unallocated. For fiscal 2014, unallocated expenses decreased $6.4 million, or 8.4%, primarily as a result of discretionary spending cuts and reductions in variable compensation expense associated with the Company’s financial performance.
Interest Expense, Net. For fiscal 2014, net interest expense decreased $0.1 million, or 15.9%, to $0.6 million, from $0.7 million in fiscal 2013. The decrease was due to lower average borrowing levels in fiscal 2014.
Income Tax Expense. For fiscal 2014, we recorded income tax expense of $35.1 million at an effective tax rate of 36.8%, compared to 35.9% for fiscal 2013.
Income from Continuing Operations
For fiscal 2014, income from continuing operations decreased $12.3 million, or 16.9%, to $60.1 million from $72.4 million in fiscal 2013.
Loss from Discontinued Operations, Net of Taxes
For fiscal 2014, loss from discontinued operations, net of taxes decreased $2.2 million to $1.3 million from $3.5 million in fiscal 2013.
Net Income
For fiscal 2014, net income decreased $10.1 million, or 14.6%, to $58.8 million from $68.9 million in fiscal 2013.

Liquidity and Capital Resources
General
Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and debt repayments. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash flows from operating activities and the availability of borrowings under our amended and restated credit agreement will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net cash provided by operating activities	$103,812	$87,864	$51,492
Net cash used in investing activities	(37,128)	(22,862)	(35,893)
Net cash used in financing activities	(13,604)	(15,313)	(10,827)

Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities increased to $103.8 million during fiscal 2015, as compared to $87.9 million during fiscal 2014. The increase was primarily due to a reduction in inventory of $44.2 million, partially offset by a decrease in net income and accounts payable of $20.4 million and $10.0 million, respectively.
Net cash provided by operating activities increased to $87.9 million during fiscal 2014, as compared to $51.5 million during fiscal 2013. This increase in cash provided by operating activities was primarily driven by a net working capital increase of $44.5 million, which was the result of a $19.4 million lower inventory balance and an increase in accounts payable of $25.3 million. This increase in net working capital was partially offset by a decrease in net income of $10.1 million.
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
Net cash used in investing activities was $37.1 million in fiscal 2015, compared to $22.9 million in fiscal 2014. The $14.2 million increase in capital expenditures was driven primarily by the corporate campus expansion project and the cost associated with the opening of four additional stores during fiscal 2015.
Net cash used in investing activities was $22.9 million in fiscal 2014, compared to $35.9 million in fiscal 2013. The $13.0 million decrease in capital expenditures was driven primarily by the expansion of the distribution facility which occurred in fiscal 2013, partially offset by the cost associated with opening of three additional stores during fiscal 2014.
Capital expenditures for fiscal 2016 are expected to be approximately $31.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $13.6 million in fiscal 2015 which was primarily related to purchases of shares of the Company's common stock made under the 2014 Share Repurchase Program. This compares to net cash used in financing activities of $15.3 million in fiscal 2014, primarily resulting from $15.0 million net payments under our amended and restated credit agreement.
Net cash used in financing activities was $10.8 million in fiscal 2013, resulting from $10.0 million net payments under our amended and restated credit agreement.
Amended and Restated Credit Agreement
On October 4, 2010, Vera Bradley Designs, Inc., our wholly owned subsidiary, entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million. On June 1, 2012, Vera Bradley Designs, Inc., entered into an amendment to the credit agreement that extended the maturity date from October 3, 2015, to June 1, 2017. Certain permitted indebtedness covenants were also amended. All borrowings under the amended and restated credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of January 31, 2015. The agreement includes customary events of default (subject to cure and notice periods), including failure to pay any principal obligations when due and payable, failure to pay any interest or fee when due and payable, and failure to provide notice to the lenders of any event of default, among others.
Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. As of January 31, 2015, the Company had borrowing availability of $125.0 million under the agreement.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases. As of January 31, 2015, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period (3)
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases (1)	$191,211	$25,463	$50,746	$45,872	$69,130
Purchase obligations (2)	48,196	48,196	—	—	—
Total	$239,407	$73,659	$50,746	$45,872	$69,130

(1)
Our store leases generally range from five to ten years with varying renewal options. Our future operating lease obligations would change if we were to extend these leases, or if we were to enter into new operating leases.

(2)	Purchase obligations consist primarily of inventory purchases.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at January 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $3.0 million of uncertain tax positions have been excluded from the contractual obligations table above.

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
We reserve for projected merchandise returns based on historical experience and other assumptions that we believe to be reasonable. In the Direct business returns are refunded by issuing the same payment tender of the original purchase and in the Indirect business the customer is issued a credit to its account to apply to outstanding invoices. Merchandise exchanges of the same product at the same price are not considered merchandise returns. Product returns are often resalable through our annual outlet sale or other channels. Additionally, we reserve for other potential product credits and for customer shipments not yet received. The balance of the reserve for returns, customer shipments not yet received, and general credits was $3.7 million as of both January 31, 2015, and February 1, 2014.
We sell gift cards with no expiration dates to customers and do not charge administrative fees on unused gift cards. Gift cards that we issue are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, we recognize revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based on historical redemption patterns.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on net realizable value, which includes costs to dispose. Appropriate consideration is given to obsolescence, excess quantities, and other factors, including the popularity of a pattern or product, in evaluating net realizable value. We record valuation adjustments to our inventories, which are reflected in cost of sales, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. This adjustment calculation requires us to make assumptions and estimates, which are based on factors such as merchandise seasonality, historical trends, and estimated sales and inventory levels, including sell-through of remaining units. In addition, as part of inventory adjustments, we provide for inventory shrinkage based on historical trends from our physical inventory counts. We perform physical inventory counts throughout the year and adjust the shrinkage provision accordingly.
Inventory adjustments of $9.7 million and $8.9 million were recorded for these matters as of the fiscal years ended January 31, 2015, and February 1, 2014, respectively. These adjustments related primarily to raw materials of retired patterns and certain merchandise from the baby gift category, which was discontinued by the Company, as well as a reserve related to the closure of our domestic manufacturing facility. We have the ability to move retired finished goods through a number of channels, including the annual outlet sale, our website and factory outlet stores, and through third-party liquidators as needed.
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
Valuation of Long-lived Assets
Property, plant, and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $0.4 million and $1.2 million for the periods ended January 31, 2015 and February 1, 2014, respectively.
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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our amended and restated credit agreement, which bear interest at variable rates. The amended and restated credit agreement allows for a revolving credit commitment of $125.0 million, bearing interest at a variable rate, based on either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). Assuming borrowings available under the amended and restated credit agreement are fully extended, each quarter point increase or decrease in the interest rate would change our annual interest expense by approximately $0.3 million.
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

Item 8. Financial Statements and Supplementary Data
Vera Bradley, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vera Bradley, Inc.

We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the two years ended January 31, 2015 and February 1, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vera Bradley, Inc. and subsidiaries at January 31, 2015 and February 1, 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 2015 and February 1, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vera Bradley, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vera Bradley, Inc.

We have audited Vera Bradley, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vera Bradley, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Vera Bradley, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vera Bradley, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2015 and February 1, 2014, of Vera Bradley, Inc. and subsidiaries and our report dated March 31, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vera Bradley, Inc.:

In our opinion, the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the period ended February 2, 2013, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 14, present fairly, in all material respects, the results of operations and cash flows of Vera Bradley, Inc. and its subsidiaries for the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America (the 2013 financial statements before the effects of the adjustments discussed in Note 14 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 14 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP
Indianapolis, IN
April 2, 2013

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$112,292	$59,215
Accounts receivable, net	31,374	29,174
Inventories	98,403	136,923
Income taxes receivable	3,208	—
Prepaid expenses and other current assets	9,100	9,952
Deferred income taxes	13,320	13,094
Total current assets	267,697	248,358
Property, plant, and equipment, net	109,003	84,940
Other assets	584	1,085
Total assets	$377,284	$334,383
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,906	$27,745
Accrued employment costs	14,595	10,586
Other accrued liabilities	15,548	14,891
Income taxes payable	—	1,625
Total current liabilities	63,049	54,847
Deferred income taxes	5,297	4,643
Other long-term liabilities	24,467	19,746
Total liabilities	92,813	79,236
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,695 and 40,607 shares issued and 40,074 and 40,607 outstanding, respectively	—	—
Additional paid-in capital	80,992	78,153
Retained earnings	216,451	178,002
Accumulated other comprehensive loss	(15)	(1,008)
Treasury stock	(12,957)	—
Total shareholders’ equity	284,471	255,147
Total liabilities and shareholders’ equity	$377,284	$334,383
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net revenues	$508,990	$530,896	$535,667
Cost of sales	239,981	238,684	231,135
Gross profit	269,009	292,212	304,532
Selling, general, and administrative expenses	208,675	201,231	197,139
Other income	3,736	4,776	6,277
Operating income	64,070	95,757	113,670
Interest expense, net	407	571	679
Income from continuing operations before income taxes	63,663	95,186	112,991
Income tax expense	22,828	35,057	40,597
Income from continuing operations	40,835	60,129	72,394
Loss from discontinued operations, net of taxes	(2,386)	(1,317)	(3,524)
Net income	$38,449	$58,812	$68,870
Basic weighted-average shares outstanding	40,568	40,599	40,536
Diluted weighted-average shares outstanding	40,632	40,648	40,571
Net income (loss) per share - basic
Continuing operations	$1.01	$1.48	$1.79
Discontinued operations	(0.06)	(0.03)	(0.09)
Net income	$0.95	$1.45	$1.70
Net income (loss) per share - diluted
Continuing operations	$1.00	$1.48	$1.78
Discontinued operations	(0.06)	(0.03)	(0.09)
Net income	$0.95	$1.45	$1.70
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$38,449	$58,812	$68,870
Cumulative translation adjustment	(3)	(398)	(707)
Comprehensive income	$38,446	$58,414	$68,163
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Number of Shares			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Common Stock	Treasury Stock	Additional Paid-in Capital			Treasury Stock	Total Equity
Balance at January 28, 2012	40,506,720	—	$73,590	$50,320	$97	$—	$124,007
Net income	—	—	—	68,870	—	—	68,870
Translation adjustments	—	—	—	—	(707)	—	(707)
Restricted shares vested, net of repurchase for taxes	56,336	—	(738)	—	—	—	(738)
Stock-based compensation	—	—	2,763	—	—	—	2,763
Tax related benefit of restricted stock units	—	—	$60	$—	$—	—	60
Balance at February 2, 2013	40,563,056	—	$75,675	$119,190	$(610)	$—	$194,255
Net income	—	—	—	58,812	—	—	58,812
Translation adjustments	—	—	—	—	(398)	—	(398)
Restricted shares vested, net of repurchase for taxes	43,675	—	(412)	—	—	—	(412)
Stock-based compensation	—	—	2,950	—	—	—	2,950
Tax related benefit of restricted stock units	—	—	(60)	—	—	—	(60)
Balance at February 1, 2014	40,606,731	—	$78,153	$178,002	$(1,008)	$—	$255,147
Net income	—	—	—	38,449	—	—	38,449
Translation adjustments	—	—	—	—	993	—	993
Stock-based compensation	—	—	3,513	—	—	—	3,513
Restricted shares vested, net of repurchase for taxes	88,564	—	(674)	—	—	—	(674)
Tax related benefit of restricted stock units	—	—	—	—	—	—	—
Treasury stock purchased	(620,985)	620,985	—	—	—	(12,957)	(12,957)
Balance at January 31, 2015	40,074,310	620,985	$80,992	$216,451	$(15)	$(12,957)	$284,471
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities
Net income	$38,449	$58,812	$68,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	15,216	15,104	10,834
Provision for doubtful accounts	(148)	(153)	541
Loss on disposal of property, plant, and equipment	21	29	37
Stock-based compensation	3,513	2,950	2,763
Deferred income taxes	428	(3,241)	(1,405)
Discontinued operations	996	—	—
Changes in assets and liabilities:
Accounts receivable	(2,052)	7,933	2,409
Inventories	38,520	(5,682)	(25,088)
Prepaid expenses and other assets	1,353	1,747	(3,579)
Accounts payable	2,873	12,892	(12,423)
Income taxes	(4,833)	(5,469)	5,389
Accrued and other liabilities	9,476	2,942	3,144
Net cash provided by operating activities	103,812	87,864	51,492
Cash flows from investing activities
Purchases of property, plant, and equipment	(37,128)	(22,862)	(35,893)
Net cash used in investing activities	(37,128)	(22,862)	(35,893)
Cash flows from financing activities
Payments on financial-institution debt	—	(45,000)	(106,000)
Borrowings on financial-institution debt	—	30,000	96,000
Payments on vendor-financed debt	—	—	(89)
Tax withholdings for equity compensation	(674)	(412)	(738)
Repurchase of common stock	(12,841)	—	—
Other financing activities, net	(89)	99	—
Net cash used in financing activities	(13,604)	(15,313)	(10,827)
Effect of exchange rate changes on cash and cash equivalents	(3)	(77)	(91)
Net increase in cash and cash equivalents	53,077	49,612	4,681
Cash and cash equivalents, beginning of period	59,215	9,603	4,922
Cash and cash equivalents, end of period	$112,292	$59,215	$9,603
Supplemental disclosure of cash-flow information
Income taxes paid	$25,957	$42,287	$36,743
Interest paid	$275	$161	$797
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid	$116	$—	$—
Property, plant, and equipment expenditures incurred but not yet paid	$2,172	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

1.	Description of the Company
Vera Bradley is a leading designer of women’s handbags and accessories, luggage and travel items, eyewear, and stationery and gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s iconic designs and versatile styles offer women of all ages a colorful way to accessorize every look.
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of January 31, 2015, the Company operated 96 full-line stores and 29 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third party inventory liquidation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. As such, fiscal year 2015 ended on January 31, 2015, and reflected a 52-week period; fiscal year 2014 ended on February 1, 2014, and reflected a 52-week period; fiscal year 2013 ended on February 2, 2013, and reflected a 53-week period. The inclusion of the 53rd week in fiscal 2013 resulted in incremental revenues of approximately $4.9 million and approximately $0.02 per diluted share.

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
Certain prior period amounts have been reclassified to conform to the current year presentation.
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
Historical experience provides the Company the ability to reasonably estimate the amount of product sales that customers will return. Product returns are often resalable through the Company’s annual outlet sale or other channels. The Company accounts for anticipated returns by reducing net revenues and cost of sales and increasing inventories and other accrued liabilities, essentially reversing the effects of the original sales transactions. Additionally, the Company reserves for other potential product credits granted to Indirect retailers. The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken	Balance at End of Year
Fiscal year ended January 31, 2015	$1,424	$30,140	$(29,391)	$2,173
Fiscal year ended February 1, 2014	2,145	30,335	(31,056)	1,424
Fiscal year ended February 2, 2013	1,807	28,656	(28,318)	2,145

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.3 million at both January 31, 2015, and February 1, 2014.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage rate based on historical redemption patterns. During the fiscal year ended January 31, 2015, the Company recorded $1.4 million of revenue related to gift card breakage. Gift card breakage is included in net sales in the Consolidated Statements of Income, as well as Direct segment sales; however, it is not included in the comparable sales figures.
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

Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of January 31, 2015 and February 1, 2014, deferred rent liability was $8.9 million and $7.0 million, respectively, and is included within other long-term liabilities on the Consolidated Balance Sheets.
The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of January 31, 2015 and February 1, 2014, the deferred lease credit liability was $13.8 million and $10.3 million, respectively. Of this, $1.8 million and $1.4 million is included within other accrued liabilities and $12.0 million and $8.9 million is included within other long-term liabilities on the Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014, respectively.
Store Pre-Opening, Occupancy, and Operating Costs
The Company charges costs associated with the opening of new stores to selling, general, and administrative expenses as incurred. Selling, general, and administrative expenses also include store operating costs, store employee compensation, and store occupancy and supply costs.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair-value recognition provisions of Accounting Standards Codification 718, Stock Compensation. Under these provisions, for its awards of restricted stock and restricted-stock units, the Company recognizes stock-based compensation expense in an amount equal to the fair market value of the underlying stock on the grant date of the respective award. The Company recognizes this expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.
Other Income and Advertising Costs
The Company expenses advertising costs at the time the promotion first appears in media, in stores, or on the website, and includes those costs in selling, general, and administrative expenses in the Consolidated Statements of Income. The Company classifies the related recovery of a portion of such costs from Indirect retailers as other income in the Consolidated Statements of Income. During fiscal 2015, the Company began classifying other costs included within selling, general, and administrative expenses in the Consolidated Statements of Income as advertising expense. The advertising expense below was recast for prior years for comparative purposes.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Total advertising expense was as follows (in thousands):

Fiscal year ended January 31, 2015	$28,936
Fiscal year ended February 1, 2014	29,722
Fiscal year ended February 2, 2013	34,861
Total recovery from Indirect retailers was as follows (in thousands):

Fiscal year ended January 31, 2015	$3,509
Fiscal year ended February 1, 2014	4,483
Fiscal year ended February 2, 2013	5,984
Debt-Issuance Costs
During the fiscal year ended January 29, 2011, in connection with the amendment and restatement of the credit agreement (see Note 5), the Company incurred debt-issuance costs of $1.1 million and wrote off, to interest expense, $0.2 million of unamortized debt-issuance costs relating to certain portions of the original credit agreement. The Company is amortizing the remaining debt-issuance costs to interest expense over the five-year term of the amended and restated credit agreement. Debt-issuance costs, net of accumulated amortization, totaled $0.5 million at January 31, 2015, and $0.7 million at February 1, 2014, and are included in other assets on the Consolidated Balance Sheets. Amortization expense of $0.2 million is included in interest expense in the Consolidated Statements of Income for each of the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013.
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
•Level 1 – Quoted prices in active markets for identical assets or liabilities;
•Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
•Level 3 – Unobservable inputs based on the Company’s own assumptions.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of January 31, 2015, and February 1, 2014, approximated their fair values.
The carrying amount for the credit agreement approximates fair value at January 31, 2015, and February 1, 2014, as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.
The Company has certain assets that are measured on a non-recurring basis under circumstances and events described in Note 4. The categorization of the framework to price these assets are level 3 due to subjective nature of unobservable inputs.
Income Taxes
The Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment.
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

3.	Inventories
The components of inventories were as follows (in thousands):

	January 31, 2015	February 1, 2014
Raw materials	$5,542	$10,772
Work in process	470	850
Finished goods	92,391	125,301
Total inventories	$98,403	$136,923

4.	Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Land and land improvements	$5,867	$3,677
Building and building improvements	45,423	31,108
Furniture, fixtures, leasehold improvements and computer equipment	109,087	88,859
Production equipment and vehicles	20,850	20,421
Construction in progress	7,054	7,312
	188,281	151,377
Less: Accumulated depreciation and amortization	(79,278)	(66,437)
Property, plant, and equipment, net	$109,003	$84,940

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2. An impairment charge of $0.4 million, $1.2 million and $0.2 million was recognized, using level 3 inputs, in the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively, for assets related to underperforming stores and is included in selling, general, and administrative expenses in the Consolidated Statements of Income and in depreciation and amortization of property, plant, and equipment in the Consolidated Statements of Cash Flows.
Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges and discontinued operations (in thousands):

Fiscal year ended January 31, 2015	$14,425
Fiscal year ended February 1, 2014	13,242
Fiscal year ended February 2, 2013	10,009

5.	Debt
As of January 31, 2015 and February 1, 2014, the Company had borrowing availability of $125.0 million under the amended and restated credit agreement.
 Amended and Restated Credit Agreement
On October 4, 2010, Vera Bradley Designs, Inc., our wholly owned subsidiary, entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The credit agreement provides for a revolving credit commitment of $125.0 million. On June 1, 2012, Vera Bradley Designs, Inc., entered into an amendment to the credit agreement that extended the maturity date from October 3, 2015, to June 1, 2017. Certain permitted indebtedness covenants were also amended. All borrowings under the credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires the Company to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. We were in compliance with these covenants as of January 31, 2015. The agreement includes customary events of default (subject to cure and notice periods), including failure to pay any principal obligations when due and payable, failure to pay any interest or fee when due and payable, failure to provide notice to the lenders of any event of default, among others.

Borrowings under the credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to the Company's leverage ratio. In addition, the Company is required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

6.	Income Taxes
The components of income tax expense were as follows (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Current:
Federal	$20,715	$34,578	$38,065
Foreign	54	77	5
State	1,631	3,643	3,992
	22,400	38,298	42,062
Deferred:
Federal	(19)	(2,540)	(351)
State	447	(701)	(1,114)
	428	(3,241)	(1,465)
Total income tax expense	$22,828	$35,057	$40,597
A breakdown of the Company’s income from continuing operations before income taxes is as follows (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Domestic	$63,445	$94,877	$112,972
Foreign	218	309	19
Total income from continuing operations before income taxes	$63,663	$95,186	$112,991

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013 (in thousands):

	January 31, 2015		February 1, 2014		February 2, 2013
Federal taxes at statutory rate	$22,282	35.0%	$33,315	35.0%	$39,547	35.0%
State and local income taxes, net of federal benefit	1,350	2.2	1,912	3.0	1,871	1.7
Other	(804)	(1.3)	(170)	(1.2)	(821)	(0.8)
Total income tax expense	$22,828	35.9%	$35,057	36.8%	$40,597	35.9%
During the third quarter of fiscal 2015, the Company discontinued retail operations in Japan. The above information consists of continuing operations only. Since operations began in 2012, these retail activities have resulted in a loss. At the beginning of fiscal 2015, the Company made an election for tax purposes to treat the Japan operations as a branch thereby causing the Japan activity to be taxed in the United States. All net operating losses in Japan are expected to be utilized. The valuation allowance previously recorded for Japan was released; however, net tax expense on current operations offset the release as recorded in discontinued operations.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Compensation and benefits	$5,070	$3,860
Inventories	5,174	6,856
Deferred credits from landlords	9,095	6,911
Foreign operating loss	—	2,051
Other	3,120	3,181
Subtotal deferred tax assets	22,459	22,859
Less: valuation allowances	(194)	(2,245)
Total deferred tax assets	22,265	20,614
Deferred tax liabilities:
Property, plant, and equipment	(12,085)	(10,154)
Other	(2,157)	(2,009)
Total deferred tax liabilities	(14,242)	(12,163)
Net deferred tax assets	$8,023	$8,451
Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) for the fiscal years ended January 31, 2015, and February 1, 2014, is as follows (in thousands):

	January 31, 2015	February 1, 2014
Beginning balance	$3,115	$1,236
Net (decreases) increases in unrecognized tax benefits as a result of current year activity	(97)	1,879
Ending balance	$3,018	$3,115
As of January 31, 2015, of the $3.0 million of total unrecognized tax benefits, $2.4 million, which is net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. It is reasonably possible that the total unrecognized tax benefits could decrease by $0.5 million in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended January 31, 2015, and February 1, 2014.
The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Income tax returns for calendar year 2011 to present are open for examination in the federal jurisdiction and in significant state jurisdictions. Taxable income/loss in foreign jurisdictions are not material.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

7.	Leases
The Company is party to non-cancellable operating leases. Future minimum lease payments under the non-cancellable operating leases through expiration are as follows (in thousands and by fiscal year):

Fiscal Year	Amount
2016	$25,463
2017	25,505
2018	25,241
2019	23,817
2020	22,055
Thereafter	69,130
$191,211
Rental expense for all leases, excluding discontinued operations, was as follows (in thousands):

Fiscal year ended January 31, 2015	$25,198
Fiscal year ended February 1, 2014	22,563
Fiscal year ended February 2, 2013	18,736
Lease terms generally range from five to ten years with options to renew for varying terms. Future minimum lease payments relate primarily to the lease of retail space. Additionally, several lease agreements contain a provision for payments based on a percentage of sales in addition to the stated lease payments. Percentage rent was $1.9 million, $2.5 million and $2.3 million for fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013, respectively.
During seven months of fiscal 2015, the Company leased one of its facilities from leasing companies owned by certain shareholders and directors. Lease expense related to this arrangement was $0.1 million for fiscal year ended January 31, 2015, and $0.2 million for fiscal years ended February 1, 2014, and February 2, 2013. The Company was also under a lease agreement during fiscal 2014 and fiscal 2013 with Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. Lease expense for fiscal years ended February 1, 2014, and February 2, 2013, related to this arrangement was $0.3 million and $0.5 million, respectively.

8.	Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $3.5 million, $3.0 million and $2.8 million in the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013, respectively.
Awards of Restricted-Stock Units
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards. As of January 31, 2015, there were 5,422,145 of shares remaining in that program.
During the fiscal year ended January 31, 2015, the Company granted a total of 288,991 time-based and performance-based restricted stock units to certain employees under the 2010 Equity and Incentive Plan with an aggregate fair value of $7.5 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

recognizing the expense relating to these units, net of estimated forfeitures and based on the probable outcome of achievement of the net income targets, on a straight-line basis over the vesting period.
The following table summarizes information about restricted-stock units as of and for the year ended January 31, 2015 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2014	231	$26.92	160	$25.75
Granted	177	25.55	112	26.94
Vested	(114)	26.43	—	—
Forfeited	(46)	25.95	(55)	26.16
Nonvested units outstanding at January 31, 2015	248	$26.34	217	$26.26

As of January 31, 2015, there was $4.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2015 was $3.0 million. No restricted-stock awards were granted, vested, or forfeited for the year ended January 31, 2015.

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
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 50% match of an employee’s contribution to the plan up to a maximum employer contribution of either 10% of the employee’s annual compensation or the annual legal allowable contribution limit, whichever is lower. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of January 31, 2015, and February 1, 2014, no discretionary profit sharing payments had been approved. Total Company contributions to the plan, excluding discontinued operations, were as follows (in thousands):

Fiscal year ended January 31, 2015	$2,394
Fiscal year ended February 1, 2014	1,505
Fiscal year ended February 2, 2013	1,501

11.	Related-Party Transactions
The Company leased one of its facilities in fiscal 2015 from leasing companies owned by certain shareholders and directors, as described further in Note 7.
In December 2013, the Company purchased land and a building, that was previously leased, from Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. The Board of Directors, along with independent real estate appraisers, determined the purchase price of the property, which totaled $2.4 million. This building is adjacent to the distribution center in Roanoke, Indiana.
During fiscal year ended January 31, 2015 and February 1, 2014, the Company made charitable contributions of approximately $0.8 million and $1.0 million, respectively, to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). In the fiscal year ended February 2, 2013, the Company made charitable contributions of 10% of the net

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

proceeds from the sale of inventory of certain designated patterns to the Foundation. The Foundation was founded by two of the Company’s directors, who are also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.1 million and $0.4 million as of January 31, 2015 and February 1, 2014, respectively. This liability is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended January 31, 2015	$750
Fiscal year ended February 1, 2014	982
Fiscal year ended February 2, 2013	982

12.	Earnings Per Share
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

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Numerator:
Income from continuing operations	$40,835	$60,129	$72,394
Loss from discontinued operations, net of taxes	(2,386)	(1,317)	(3,524)
Net income	$38,449	$58,812	$68,870
Denominator:
Weighted-average number of common shares (basic)	40,568	40,599	40,536
Dilutive effect of stock-based awards	64	49	35
Weighted-average number of common shares (diluted)	40,632	40,648	40,571
Earnings per share - basic:
Continuing operations	$1.01	$1.48	$1.79
Discontinued operations	(0.06)	(0.03)	(0.09)
Net income	$0.95	$1.45	$1.70
Earnings per share - diluted:
Continuing operations	$1.00	$1.48	$1.78
Discontinued operations	(0.06)	(0.03)	(0.09)
Net income	$0.95	$1.45	$1.70
As of January 31, 2015, the amount of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive was immaterial. As of January 31, 2015, there were no additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations.

13.	Common Stock
On September 9, 2014, the Company’s board of directors approved a share repurchase program (the “2014 Share Repurchase Program”) authorizing up to $40.0 million of repurchases of shares of the Company's common stock. The 2014 Share Repurchase Program expires in October 2016.
The Company purchased and held 620,985 shares at an average price of $20.87 per share, excluding commissions, for an aggregate amount of $13.0 million during the fiscal year ended January 31, 2015. As of January 31, 2015, there was $27.0

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

million remaining available to repurchase shares of the Company's common stock under the 2014 Share Repurchase Program.
The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against alternative uses of cash.

14.	Discontinued Operations
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

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net revenues	$2,963	$5,125	$5,481
Cost of sales	1,470	1,905	1,732
Gross profit	1,493	3,220	3,749
Selling, general, and administrative expenses	2,985	4,537	7,273
Operating loss	(1,492)	(1,317)	(3,524)
Loss on disposal from discontinued operations(1)	(1,769)	—	—
Loss before income taxes	(3,261)	(1,317)	(3,524)
Income tax benefit	(875)	—	—
Loss from discontinued operations	$(2,386)	$(1,317)	$(3,524)

(1) Loss on disposal from discontinued operations primarily relates to cumulative foreign currency translation adjustments.

15.	Subsequent Event
Refer to Note 16, “Restructuring.”

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

16.	Restructuring
On March 10, 2015, the Company announced that it plans to close its manufacturing facility located in New Haven, Indiana (metropolitan Fort Wayne) beginning early in fiscal 2016, unless business conditions necessitate earlier action. Currently, approximately 5% of the Company’s products are manufactured in this facility, and approximately 250 associates are employed there. The Company began manufacturing in this facility in 2009.
The Company incurred charges of approximately $3.0 million ($1.9 million after tax) relating to the facility closing in the fourth quarter of the fiscal year ended January 31, 2015, primarily related to raw materials inventory write-downs. These charges are reflected in cost of sales in the Company's Consolidated Financial Statements.
The Company expects to incur restructuring and other charges in the first quarter of the fiscal year ending January 30, 2016 estimated to be between $6.0 million to $7.0 million ($3.8 million to $4.5 million after tax), related to the facility closing and other cost saving measures. These charges are estimated to include lease termination costs of approximately $2.5 million, severance and benefit costs of approximately $2.3 million, accelerated depreciation related to fixed assets of approximately $0.8 million and other associated costs of approximately $0.9 million. Management expects that the plant closure will reduce operating costs by approximately $12.0 million annually beginning in the fourth quarter of fiscal 2016. All production from the facility will be absorbed by the Company’s third party manufacturing suppliers.
A summary of charges and related liabilities, associated with the plant closure, are as follows (in thousands):

	Inventory-Related Charges	Lease Termination Costs	Severance and Benefits Costs	Other (1)
Fiscal 2015 charges	$2,989	$—	$—	$7
Cash payments	—	—	—	—
Non-cash charges	(2,989)	—	—	(7)
Liability as of January 31, 2015	$—	$—	$—	$—
(1)    Includes accelerated depreciation related to fixed assets and other plant closing costs.

17.	Segment Reporting
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
The Direct segment includes the Company’s full-line and factory outlet stores, the Company’s website, verabradley.com, direct-to-consumer eBay sales, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers. The Company exited its direct Japan operations in the third quarter of fiscal 2015. Direct segment results for the current and prior periods presented are reported on a continuing operations basis unless otherwise stated. Discontinued operations are described further in Note 14.
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,700 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third-party inventory liquidation. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2015, 2014 and 2013.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

by management nor accounted for at the segment level. Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Segment net revenues:
Direct	$335,602	$321,092	$287,083
Indirect	173,388	209,804	248,584
Total	$508,990	$530,896	$535,667
Segment operating income:
Direct	$74,099	$81,194	$88,583
Indirect	66,213	84,130	101,059
Total	$140,312	$165,324	$189,642
Reconciliation:
Segment operating income	$140,312	$165,324	$189,642
Less:
Unallocated corporate expenses	(76,242)	(69,567)	(75,972)
Operating income	$64,070	$95,757	$113,670
Sales outside of the United States were excluded from the Direct segment, for all periods presented, due to the Japan operations being discontinued in the third quarter of fiscal 2015.
Revenues to external customers for Vera Bradley brand products are attributable to sales of bags, accessories, travel and home items. Other revenues to external customers primarily include revenues from our apparel/footwear, stationery, merchandising, freight, licensing, and gift card breakage. The net revenues by product category below were recast for prior years for comparative purposes.
Net revenues by product categories are as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net revenues:
Bags	$230,978	$223,699	$222,984
Accessories	116,031	133,605	143,946
Travel	109,112	116,251	116,576
Home	17,721	20,270	18,162
Other	35,148	37,071	33,999
Total	$508,990	$530,896	$535,667
As of January 31, 2015 and February 1, 2014, substantially all of the Company’s long-lived assets were located in the United States.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

18.	Quarterly Financial Information (Unaudited)
The table below sets forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration.

	Fiscal Year Ended January 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$112,197	$118,960	$125,204	$152,629
Gross profit	59,755	63,444	65,768	80,042
Operating income	11,287	13,246	13,604	25,933
Income from continuing operations	6,877	7,894	8,721	17,343
Loss from discontinued operations, net of taxes	(310)	(296)	(1,780)	—
Net income	6,567	7,598	6,941	17,343
Net income (loss) per share - basic
Continuing operations	$0.17	$0.19	$0.21	$0.43
Discontinued operations	(0.01)	(0.01)	(0.04)	—
Net income	$0.16	$0.19	$0.17	$0.43
Net income (loss) per share - diluted
Continuing operations	$0.17	$0.19	$0.21	$0.43
Discontinued operations	(0.01)	(0.01)	(0.04)	—
Net income	$0.16	$0.19	$0.17	$0.43

(1)    The Quarterly financial data reflects gift card breakage revenue of $1.4 million. See Note 2 for additional information.

	Fiscal Year Ended February 1, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$121,559	$123,969	$128,949	$156,419
Gross profit	67,474	70,864	71,239	82,635
Operating income	15,410	24,383	24,701	31,263
Income from continuing operations	9,346	15,222	15,657	19,904
Loss from discontinued operations, net of taxes	(157)	(271)	(431)	(458)
Net income	9,189	14,951	15,226	19,446
Net income (loss) per share - basic
Continuing operations	$0.23	$0.37	$0.39	$0.49
Discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income	$0.23	$0.37	$0.37	$0.48
Net income (loss) per share - diluted
Continuing operations	$0.23	$0.37	$0.39	$0.49
Discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income	$0.23	$0.37	$0.37	$0.48

Information in any one Quarterly period should not be considered indicative of annual results due to the effect of seasonality of the business.

(1)    The Quarterly financial data reflects a pre-tax inventory write-down of approximately $4.8 million.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Robert Wallstrom, the Chief Executive Officer of the Company, and Kevin J. Sierks, the Executive Vice President – Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of January 31, 2015.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of January 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of January 31, 2015, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. of this Annual Report on Form 10-K.
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

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2015 Annual Meeting of Shareholders under the headings “Board of Directors Information,” “Family Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines, Committee Charters and Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2015 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2015 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 31, 2015:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	653,856	—	5,422,145
Equity compensation plans not approved by security holders	—	—	—
Total	653,856	—	5,422,145

(1)	Approved before our initial public offering.

(2)	Assumes that maximum performance requirements will be achieved for performance shares with incomplete performance periods.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2015 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2015 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2015.

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

10.9	Fiscal 2013 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.10	Fiscal 2013 Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.11	Fiscal 2013 Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.12	Form of Time-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012)

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

10.15	Letter of Agreement with Kevin J. Sierks (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended February 2, 2013)

10.16	Letter of Agreement with Sue Fuller (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2014)

10.17
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 18, 2010, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2014)

10.18
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 10, 2011, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2014)

10.19	Fiscal 2015 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.20	Fiscal 2015 Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.21	Fiscal 2015 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.22	Letter of Agreement with Karen Peters dated as of May 12, 2014 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.23	Vera Bradley, Inc. 2014 Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.24	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.25	Letter of Agreement with Angel Ilagan dated as of May 21, 2014 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended August 2, 2014)

10.26
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of September 9, 2014, among Vera Bradley Designs, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended August 2, 2014)

10.27	Fiscal 2014 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.28	Fiscal 2014 Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.29	Fiscal 2014 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Ernst & Young LLP

Exhibit No.	Description

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Vera Bradley, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013; (ii) Consolidated Balance Sheets as of January 31, 2015, and February 1, 2014; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013; and (v) related notes. **

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