Form 10-Q
period 2015-05-02
Vera Bradley, Inc.
filed 2015-06-11
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 39,446,463 shares of its common stock outstanding as of June 11, 2015.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible inability to successfully implement our long term strategic plan;

•	possible failure of our multi-channel distribution model;

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully open new stores and/or operate current stores as planned;

•	possible inability to maintain and enhance our brand;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	a possible data security or privacy breach or disruption in our computer systems or website; and

•	possible continued declines in our comparable sales.
We derive many of our forward-looking statements from our operating plans and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 2, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$96,579	$112,292
Accounts receivable, net	26,241	31,374
Inventories	101,794	98,403
Income taxes receivable	5,731	3,208
Prepaid expenses and other current assets	9,377	9,100
Deferred income taxes	13,397	13,320
Total current assets	253,119	267,697
Property, plant, and equipment, net	112,526	109,003
Other assets	627	584
Total assets	$366,272	$377,284
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,478	$32,906
Accrued employment costs	11,768	14,595
Other accrued liabilities	15,815	15,548
Total current liabilities	59,061	63,049
Deferred income taxes	5,722	5,297
Other long-term liabilities	27,397	24,467
Total liabilities	92,180	92,813
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,789 and 40,695 shares issued and 39,743 and 40,074 outstanding, respectively	—	—
Additional paid-in-capital	81,918	80,992
Retained earnings	212,315	216,451
Accumulated other comprehensive loss	(5)	(15)
Treasury stock	(20,136)	(12,957)
Total shareholders’ equity	274,092	284,471
Total liabilities and shareholders’ equity	$366,272	$377,284
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net revenues	$101,104	$112,197
Cost of sales	49,410	52,442
Gross profit	51,694	59,755
Selling, general, and administrative expenses	57,612	50,045
Other income	947	1,577
Operating (loss) income	(4,971)	11,287
Interest expense, net	77	80
(Loss) income from continuing operations before income taxes	(5,048)	11,207
Income tax (benefit) expense	(912)	4,330
(Loss) income from continuing operations	(4,136)	6,877
Loss from discontinued operations, net of taxes	—	(310)
Net (loss) income	$(4,136)	$6,567
Basic weighted-average shares outstanding	39,884	40,639
Diluted weighted-average shares outstanding	39,884	40,725
Net (loss) income per share - basic
Continuing operations	$(0.10)	$0.17
Discontinued operations	—	(0.01)
Net (loss) income	$(0.10)	$0.16
Net (loss) income per share - diluted
Continuing operations	$(0.10)	$0.17
Discontinued operations	—	(0.01)
Net (loss) income	$(0.10)	$0.16
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net (loss) income	$(4,136)	$6,567
Cumulative translation adjustment	10	(2)
Comprehensive (loss) income	$(4,126)	$6,565
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities
Net (loss) income	$(4,136)	$6,567
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	5,174	3,563
Provision for doubtful accounts	(381)	(115)
Loss on disposal of property, plant, and equipment	52	—
Stock-based compensation	1,404	980
Deferred income taxes	348	(1,263)
Changes in assets and liabilities:
Accounts receivable	5,514	9,276
Inventories	(3,391)	10,373
Prepaid expenses and other assets	(320)	741
Accounts payable	(2,905)	(7,075)
Income taxes payable	(2,523)	1,772
Accrued and other liabilities	394	2,138
Net cash (used in) provided by operating activities	(770)	26,957
Cash flows from investing activities
Purchases of property, plant, and equipment	(7,530)	(4,040)
Net cash used in investing activities	(7,530)	(4,040)
Cash flows from financing activities
Tax withholdings for equity compensation	(478)	(582)
Repurchase of common stock	(6,921)	—
Other financing activities, net	(24)	(24)
Net cash used in financing activities	(7,423)	(606)
Effect of exchange rate changes on cash and cash equivalents	10	(2)
Net (decrease) increase in cash and cash equivalents	(15,713)	22,309
Cash and cash equivalents, beginning of period	112,292	59,215
Cash and cash equivalents, end of period	$96,579	$81,524
Supplemental disclosure of cash flow information
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid	$258	$—
Property, plant, and equipment expenditures incurred but not yet paid	$1,219	$3,016
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

1.    Description of the Company and Basis of Presentation
The terms “Company” and “Vera Bradley” refer to Vera Bradley, Inc. and its subsidiaries, except where the context requires otherwise or where otherwise indicated.
Vera Bradley is a leading designer of women’s handbags and accessories, luggage and travel items, eyewear, and stationery and gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s iconic designs and versatile styles offer women of all ages a colorful way to accessorize every look.
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of May 2, 2015, the Company operated 101 full-line stores and 34 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third party inventory liquidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 2, 2015, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 2, 2015, and May 3, 2014, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of May 2, 2015 and January 31, 2015, deferred rent liability was $9.8 million and $8.9 million, respectively, and is included within other long-term liabilities on the Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of May 2, 2015 and January 31, 2015, the deferred lease credit liability was $15.6 million and $13.8 million, respectively. Of these amounts, $2.1 million and $1.8 million is included within other accrued liabilities as of May 2, 2015 and January 31, 2015, respectively; and $13.5 million and $12.0 million is included within other long-term liabilities as of May 2, 2015 and January 31, 2015, respectively.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; it is applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard did not have a material impact on the Company's consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which modifies the presentation of debt issuance costs in financial statements. Under this new guidance, the Company will be required to present these costs in our condensed consolidated balance sheets as a direct deduction from the related debt liability. The requirements of the new standard will become effective for fiscal years, and interim periods within those fiscal years (including retrospective application), beginning after December 15, 2015; early adoption is permitted. The Company is currently evaluating this guidance and does not expect the application of this standard to have a material impact on the Company’s consolidated financial statements upon adoption.

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

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Numerator:
(Loss) income from continuing operations	$(4,136)	$6,877
Loss from discontinued operations, net of taxes	—	(310)
Net (loss) income	$(4,136)	$6,567
Denominator:
Weighted-average number of common shares (basic)	39,884	40,639
Dilutive effect of stock-based awards	—	86
Weighted-average number of common shares (diluted)	39,884	40,725
Earnings per share - basic:
Continuing operations	$(0.10)	$0.17
Discontinued operations	—	(0.01)
Net (loss) income	$(0.10)	$0.16
Earnings per share - diluted:
Continuing operations	$(0.10)	$0.17
Discontinued operations	—	(0.01)
Net (loss) income	$(0.10)	$0.16
As of May 2, 2015 and May 3, 2014, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of May 2, 2015, and January 31, 2015, approximated their fair values.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

4.    Inventories
The components of inventories were as follows (in thousands):

	May 2, 2015	January 31, 2015
Raw materials	$4,867	$5,542
Work in process	—	470
Finished goods	96,927	92,391
Total inventories	$101,794	$98,403

5.    Debt
As of May 2, 2015 and January 31, 2015, the Company had borrowing availability of $125.0 million under its amended and restated credit agreement. As of May 2, 2015, the Company was in violation of the fixed charge coverage ratio covenant under its amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. By waiver dated June 10, 2015, the lenders agreed to waive any breach of the fixed charge coverage ratio covenant and any default or event of default under the amended and restated credit agreement arising from the breach. The Company was in compliance with all other covenants as of May 2, 2015.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended May 2, 2015, was 18.1%, compared to 38.6% for the thirteen weeks ended May 3, 2014. The year-over year decrease is primarily due to the decrease in income from continuing operations before income taxes and the relative impact of permanent items, including an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits.

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
Awards of Restricted Stock Units
During the thirteen weeks ended May 2, 2015, the Company granted 562,630 time-based and performance-based restricted stock units with an aggregate fair value of $9.1 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 217,980 time-based and performance-based restricted stock units with an aggregate fair value of $5.9 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
The majority of time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Beginning in fiscal 2014, all restricted stock units issued to non-employee directors vest after a one-year period from the grant date. The Company is recognizing the expense relating to these units, net of estimated forfeitures, on a straight-line basis over the vesting period.
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

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

The following table sets forth a summary of restricted stock unit activity for the period ended May 2, 2015 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 31, 2015	248	$26.34	217	$26.26
Granted	405	16.09	158	16.08
Vested	(117)	15.77	(8)	16.07
Forfeited	(57)	19.36	(60)	24.96
Nonvested units outstanding at May 2, 2015	479	$21.08	307	$21.54
As of May 2, 2015, there was $10.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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
The Company purchased 424,849 shares at an average price of $16.90 per share, excluding commissions, for an aggregate amount of $7.2 million during the thirteen weeks ended May 2, 2015. As of May 2, 2015, there was $19.9 million remaining available to repurchase shares of the Company's common stock under the 2014 Share Repurchase Program.
As of May 2, 2015, the Company held as treasury shares 1,045,834 shares of its common stock at an average price of $19.25 per share, excluding commissions, for an aggregate carrying amount of $20.1 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes. Further purchases may occur from time to time as market conditions warrant and as the Company deems appropriate when judged against alternative uses of cash.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

10.    Discontinued Operations
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

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net revenues	$—	$1,264
Cost of sales	—	494
Gross profit	—	770
Selling, general, and administrative expenses	—	1,267
Operating loss	—	(497)
Loss on disposal from discontinued operations	—	—
Loss before income taxes	—	(497)
Income tax benefit	—	(187)
Loss from discontinued operations	$—	$(310)

11.    Restructuring and Other Charges
In the first quarter of fiscal 2016, the Company closed its manufacturing facility located in New Haven, Indiana.
The Company incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit), related to the facility closing. These charges include severance and benefit costs of approximately $1.7 million, lease termination costs of approximately $0.7 million, inventory-related charges of approximately $0.6 million, and other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million. These charges are reflected in cost of sales in the Company's Consolidated Financial Statements. Management expects that the facility closure will reduce operating costs by approximately $12.0 million annually beginning in the fourth quarter of fiscal 2016. All production from the facility will be absorbed by the Company’s third party manufacturing suppliers.
A summary of charges and related liabilities, associated with the facility closure, are as follows (in thousands):

	Inventory-Related Charges	Lease Termination Costs	Severance and Benefits Costs	Other
Fiscal 2015 charges	$2,989	$—	$—	$7
Cash payments	—	—	—	—
Non-cash charges	(2,989)	—	—	(7)
Liability as of January 31, 2015	$—	$—	$—	$—
Fiscal 2016 charges	$628	$650	$1,673	$484
Cash payments	—	(650)	(116)	(81)
Non-cash charges	(628)	—	2	(256)
Liability as of May 2, 2015	$—	$—	$1,559	$147

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Other charges affecting comparability, during the first quarter of fiscal 2016, totaled approximately $3.1 million ($2.1 million after the associated tax benefit) and consisted of $1.3 million in employee severance (reflected in selling, general, and administrative expenses in the Company's Consolidated Financial Statements), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses in the Company's Consolidated Financial Statements), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense in the Company's Consolidated Financial Statements).
12.    Segment Reporting
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
The Direct segment includes the Company’s full-line and factory outlet stores, the Company’s website, verabradley.com, direct-to-consumer eBay sales, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers. The Company exited its direct Japan operations in the third quarter of fiscal 2015. Direct segment results for the current and prior periods presented are reported on a continuing operations basis unless otherwise stated. Discontinued operations are detailed in Note 10 Discontinued Operations of this Quarterly Report on Form 10-Q.
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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Segment net revenues:
Direct	$70,433	$72,184
Indirect	30,671	40,013
Total	$101,104	$112,197
Segment operating income:
Direct	$8,027	$13,758
Indirect	9,904	15,439
Total	$17,931	$29,197
Reconciliation:
Segment operating income	$17,931	$29,197
Less:
Unallocated corporate expenses	(22,902)	(17,910)
Operating (loss) income	$(4,971)	$11,287

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended May 2, 2015 and May 3, 2014. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.
Executive Summary
Below is a summary of our strategic progress and financial results for the first quarter of fiscal 2016 (all comparisons are to the first quarter of fiscal 2015):
Strategic Progress

•	We have diversified into new fabrications which positions us to compete in a more significant portion of the handbag market.

•	We continued to increase the mix of higher margin made-for-outlet product in our factory outlet stores.

•	We continued to build a more flexible, efficient, and cost effective supply chain through vendor and country diversification.

•	We opened five new full-line stores and five factory outlet stores during the first quarter.

•	We introduced the first iteration of our new, more modern full-line store design in our Kierland Commons store in Scottsdale, Arizona.

•	We recently added distribution to 150 additional Macy’s stores, bringing our total to 250.

•	We began to make significant investments in marketing to modernize our brand and attract a wider breadth of customer.
Financial Summary

•	Net revenues decreased 9.9% to $101.1 million.

•	Direct segment sales decreased 2.4% to $70.4 million. Comparable sales (including e-commerce) decreased 16.9%.

•	Indirect segment sales decreased 23.3% to $30.7 million.

•	Gross profit was $51.7 million (51.1% of net revenue).

•	Operating loss was $5.0 million.

•	Loss from continuing operations was $4.1 million, or $0.10 per diluted share.

•	Cash and cash equivalents were $96.6 million at May 2, 2015.

•	Capital expenditures for the thirteen weeks totaled $7.5 million.

•	Repurchases of common stock for the thirteen weeks totaled $7.2 million.

Discontinued Operations
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
Restructuring and Other Charges Affecting Comparability of the Quarterly Periods ended May 2, 2015, and May 3, 2014
In the first quarter of fiscal 2016, the Company closed its manufacturing facility located in New Haven, Indiana.
The Company incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit), related to the facility closing. These charges include severance and benefit costs of approximately $1.7 million, lease termination costs of approximately $0.7 million, inventory-related charges of approximately $0.6 million, and other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million. These charges are reflected in cost of sales in the Company's Consolidated Financial Statements. Management expects that the facility closure will reduce operating costs by approximately $12.0 million annually beginning in the fourth quarter of fiscal 2016. All production from the facility will be absorbed by the Company’s third party manufacturing suppliers.
Other charges affecting comparability, during the first quarter of fiscal 2016, totaled approximately $3.1 million ($2.1 million after the associated tax benefit) and consisted of $1.3 million in employee severance (reflected in selling, general, and administrative expenses in the Company's Consolidated Financial Statements), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses in the Company's Consolidated Financial Statements), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense in the Company's Consolidated Financial Statements).
See Note 11 to the Notes to the Consolidated Financial Statements, herein, for additional information.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts, third party e-commerce sites, our wholesale business in Japan, and third party inventory liquidation.
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

Gross profit can be impacted by changes in volume; fluctuations in sales price; operational efficiencies, such as leveraging of fixed costs; promotional activities, such as free shipping; commodity prices, such as for cotton; and labor costs.
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
Operating (Loss) Income
Operating (loss) income is equal to gross profit less SG&A expenses plus other income. Operating (loss) income excludes interest income, interest expense, and income taxes.
(Loss) Income from Continuing Operations
(Loss) income from continuing operations is equal to operating (loss) income less net interest expense and income taxes.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes, is equal to the loss from the results of operations related to the direct Japan business, which was exited in the third quarter of fiscal 2015, adjusted for the associated tax benefit.
Net (Loss) Income
Net (loss) income is equal to the sum of (loss) income from continuing operations and loss from discontinued operations, net of taxes.

Results of Operations
The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Statement of Income Data:
Net revenues	$101,104	$112,197
Cost of sales	49,410	52,442
Gross profit	51,694	59,755
Selling, general, and administrative expenses	57,612	50,045
Other income	947	1,577
Operating (loss) income	(4,971)	11,287
Interest expense, net	77	80
(Loss) income from continuing operations before income taxes	(5,048)	11,207
Income tax (benefit) expense	(912)	4,330
(Loss) income from continuing operations	(4,136)	6,877
Loss from discontinued operations, net of taxes	—	(310)
Net (loss) income	$(4,136)	$6,567
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	48.9%	46.7%
Gross profit	51.1%	53.3%
Selling, general, and administrative expenses	57.0%	44.6%
Other income	0.9%	1.4%
Operating (loss) income	(4.9)%	10.1%
Interest expense, net	0.1%	0.1%
(Loss) income from continuing operations before income taxes	(5.0)%	10.0%
Income tax (benefit) expense	(0.9)%	3.9%
(Loss) income from continuing operations	(4.1)%	6.1%
Loss from discontinued operations, net of taxes	—%	(0.3)%
Net (loss) income	(4.1)%	5.9%

The following tables present net revenues and operating (loss) income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net Revenues by Segment:
Direct	$70,433	$72,184
Indirect	30,671	40,013
Total	$101,104	$112,197
Percentage of Net Revenues by Segment:
Direct	69.7%	64.3%
Indirect	30.3%	35.7%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Operating (Loss) Income by Segment:
Direct	$8,027	$13,758
Indirect	9,904	15,439
Less: Corporate unallocated	(22,902)	(17,910)
Total	$(4,971)	$11,287
Operating Income as a Percentage of Net Revenues by Segment:
Direct	11.4%	19.1%
Indirect	32.3%	38.6%
Store Data (1):
Total stores open at end of period	135	104
Comparable sales (including e-commerce) decrease (2)	(16.9)%	(7.8)%
Total gross square footage at end of period (all stores)	304,744	219,212
Average net revenues per gross square foot (3)	$130	$162

(1)	Includes our full-line and factory outlet stores.

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

Thirteen Weeks Ended May 2, 2015, Compared to Thirteen Weeks Ended May 3, 2014
Net Revenues
For the thirteen weeks ended May 2, 2015, net revenues decreased $11.1 million, or 9.9%, to $101.1 million, from $112.2 million in the comparable prior-year period.
Direct. For the thirteen weeks ended May 2, 2015, net revenues in the Direct segment decreased $1.8 million, or 2.4%, to $70.4 million, from $72.2 million in the comparable prior-year period. This change resulted from a $9.4 million increase in revenues at our non-comparable stores, which included 10 additional stores, which was offset by a comparable sales (including e-commerce) decrease of $10.4 million, or 16.9% (which includes a 9.7% decrease in e-commerce sales and a 22.3% decrease in comparable store sales), and a decrease in total sales at our annual outlet sale compared to the prior year. The declines in comparable store sales and comparable sales (including e-commerce) were primarily due to year-over-year declines in store and on-line traffic, as well as lower levels of on-line promotional activity. The aggregate number of full-line and factory outlet stores grew from 104 at May 3, 2014, to 135 at May 2, 2015.
Indirect. For the thirteen weeks ended May 2, 2015, net revenues in the Indirect segment decreased $9.3 million, or 23.3%, to $30.7 million, from $40.0 million in the comparable prior-year period, primarily due to lower re-orders from the Company’s specialty retail accounts and the timing of the Company’s summer product launch (which will shift approximately $3.7 million of revenues into the second quarter). In addition, there has been a reduction in the total number of specialty retail accounts.

Gross Profit
For the thirteen weeks ended May 2, 2015, gross profit decreased $8.1 million, or 13.5%, to $51.7 million, from $59.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 51.1% for the thirteen weeks ended May 2, 2015, from 53.3% in the comparable prior-year period. The decrease in gross profit as a percentage of net revenues was primarily due to restructuring charges of $3.4 million related to the planned closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 11 to the Notes to the Consolidated Financial Statements herein, partially offset by increased sales of higher-margin made-for-outlet product in our factory outlet stores, leverage of overhead costs due to fall 2014 cost reductions at our domestic manufacturing facility, lower levels of liquidation sales, and reduced promotional activity.
Selling, General, and Administrative Expenses
For the thirteen weeks ended May 2, 2015, SG&A expenses increased $7.6 million, or 15.1%, to $57.6 million, from $50.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 57.0% for the thirteen weeks ended May 2, 2015, from 44.6% in the comparable prior-year period. SG&A expenses for the thirteen weeks ended May 2, 2015, include $1.3 million in employee severance expense and $1.2 million in expense related to a retail store early termination agreement that did not occur in the comparable period. SG&A expenses as a percentage of revenue also increased due to fixed expenses being spread over lower revenues; deleveraging of store operating expenses as a result of lower sales; and strategic investments which included incremental marketing, new store expenses, and e-commerce investments.
Other Income
For the thirteen weeks ended May 2, 2015, other income decreased $0.7 million, or 39.9%, to $0.9 million, from $1.6 million in the comparable prior-year period, primarily due to a decrease in reimbursement of co-op mailer expense from Indirect retailers.
Operating (Loss) Income
For the thirteen weeks ended May 2, 2015, operating (loss) income decreased $16.3 million, or 144.0%, to $(5.0) million in the current year, from $11.3 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (4.9)% and 10.1% for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. Operating (loss) income for the thirteen weeks ended May 2, 2015, was negatively impacted by the $5.9 million in restructuring and other charges described above under “Gross Profit” and “Selling, General, and Administrative Expenses.”
Direct. For the thirteen weeks ended May 2, 2015, operating income in the Direct segment decreased $5.8 million, or 41.7%, to $8.0 million from $13.8 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 11.4% and 19.1% for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. Operating income in the Direct segment was negatively impacted by $3.5 million in aggregate restructuring and other charges related to the closure of our manufacturing facility in the first quarter of fiscal 2016 and a retail store early termination agreement.
Indirect. For the thirteen weeks ended May 2, 2015, operating income in the Indirect segment decreased $5.5 million, or 35.9%, to $9.9 million from $15.4 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 32.3% and 38.6% for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. Operating income in the Indirect segment was negatively impacted by $1.1 million in restructuring charges related to the closure of our manufacturing facility in the first quarter of fiscal 2016.
Corporate Unallocated. For the thirteen weeks ended May 2, 2015, unallocated expenses increased $5.0 million, or 27.9%, to $22.9 million from $17.9 million in the comparable prior-year period. The increase in unallocated expenses included $1.3 million in employee severance expense.
Income Tax (Benefit) Expense
The effective tax rate for the thirteen weeks ended May 2, 2015, was 18.1%, compared to 38.6% for the thirteen weeks ended May 3, 2014. The year-over year decrease is primarily due to the decrease in income from continuing operations before income taxes and the relative impact of permanent items, including an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits.

(Loss) Income from Continuing Operations
For the thirteen weeks ended May 2, 2015, (loss) income from continuing operations decreased $11.0 million, or 160.1%, to $(4.1) million from $6.9 million in the comparable prior-year period. Included in this decrease were restructuring and other charges of $6.5 million ($4.2 million after the associated tax benefit), as described in Note 11 to the Notes to the Consolidated Financial Statements herein.
Loss from Discontinued Operations, Net of Taxes
For the thirteen weeks ended May 3, 2014, loss from discontinued operations, net of taxes was $0.3 million reflecting the Japan operations which were exited during the third quarter of fiscal 2015.
Net (Loss) Income
For the thirteen weeks ended May 2, 2015, net (loss) income decreased $10.7 million, or 163.0%, to $(4.1) million from $6.6 million in the comparable prior-year period. Included in this decrease were restructuring and other charges of $6.5 million ($4.2 million after the associated tax benefit), as described in Note 11 to the Consolidated Financial Statements herein.
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
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net cash (used in) provided by operating activities	$(770)	$26,957
Net cash used in investing activities	(7,530)	(4,040)
Net cash used in financing activities	(7,423)	(606)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash used in operating activities for the thirteen weeks ended May 2, 2015, was $0.8 million, compared to net cash provided by operating activities of $27.0 million for the thirteen weeks ended May 3, 2014. This decrease was primarily due to a decrease in net income of $10.7 million along with increase in inventory of $13.8 million.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $7.5 million and $4.0 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively; capital expenditures of $1.2 million and $3.0 million were incurred but not paid during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The $1.7 million increase in capital expenditures was due primarily to the opening of ten new stores in the first quarter of the current year as compared to five stores in the prior year, which was partially offset by reduced spending for the campus consolidation project.

Capital expenditures for fiscal 2016 are expected to be approximately $31.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $7.4 million for the thirteen weeks ended May 2, 2015 which was primarily related to purchases of shares of the Company's common stock made under the 2014 Share Repurchase Program. This compares to net cash used in financing activities of $0.6 million for the thirteen weeks ended May 3, 2014.
Amended and Restated Credit Agreement
On October 4, 2010, Vera Bradley Designs, Inc., our wholly owned subsidiary, entered into an agreement to amend and restate its credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. The amended and restated credit agreement provides for a revolving credit commitment of $125.0 million. On June 1, 2012, Vera Bradley Designs, Inc., entered into an amendment to the credit agreement that extends the maturity date from October 3, 2015, to June 1, 2017. Certain permitted indebtedness covenants were also amended. All borrowings under the amended and restated credit agreement are collateralized by substantially all of our assets. The credit agreement is also guaranteed by the Company. The credit agreement requires us to comply with various financial covenants, including a fixed charge coverage ratio of not less than 1.20 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. The agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. As of May 2, 2015, the Company was in violation of  the fixed charge coverage ratio covenant under its amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, and certain other lenders. By waiver dated June 10, 2015, the lenders agreed to waive any breach of the fixed charge coverage ratio covenant  and any default or event of default under the amended and restated credit agreement arising from the breach. The Company was in compliance with all other covenants as of May 2, 2015.
Borrowings under the amended and restated credit agreement bear interest at either LIBOR plus the applicable margin (ranging from 1.05% to 2.05%) or the alternate base rate (as defined in the agreement) plus the applicable margin (ranging from 0.05% to 1.05%). The applicable margin is tied to our leverage ratio. In addition, we are required to pay a quarterly facility fee (as defined in the agreement) ranging from 0.20% to 0.45% of the revolving credit commitment. As of May 2, 2015, the Company had borrowing availability of $125.0 million under the agreement.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As of May 2, 2015, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; it is applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard did not have a material impact on the Company's consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method.  The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which modifies the presentation of debt issuance costs in financial statements. Under this new guidance, the Company will be required to present these costs in our condensed consolidated balance sheets as a direct deduction from the related debt liability. The requirements of the new standard will become effective for fiscal years, and interim periods within those fiscal years (including retrospective application), beginning after December 15, 2015; early adoption is permitted. The Company is currently evaluating this guidance and does not expect the application of this standard to have a material impact on the Company’s consolidated financial statements upon adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of May 2, 2015, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2015.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There has been no material change to our risk factors as previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 9, 2014, the Company’s board of directors approved a share repurchase program (the “2014 Share Repurchase Program”) authorizing up to $40.0 million of repurchases of shares of the Company's common stock. The 2014 Share Repurchase Program expires in October 2016. During the thirteen weeks ended May 2, 2015, the Company repurchased 424,849 shares of the Company's common stock at an average price of $16.90 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended May 2, 2015 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
February 1, 2015 - February 28, 2015	115,175	$19.64	115,175	$24,780,744
March 1, 2015 - April 4, 2015	199,664	16.48	199,664	21,491,120
April 5, 2015 - May 2, 2015	110,010	14.79	110,010	19,864,467
	424,849	$16.90	424,849

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2016 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2016 Annual Incentive Compensation Plan (Executives)

10.3	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen Weeks ended May 2, 2015 and May 3, 2014; (ii) Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended May 2, 2015 and May 3, 2014; (iii) Consolidated Balance Sheets as of May 2, 2015 and January 31, 2015; (iv) Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 2, 2015 and May 3, 2014, and (v) Notes to Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: June 11, 2015	/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fiscal 2016 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2016 Annual Incentive Compensation Plan (Executives)

10.3	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen Weeks ended May 2, 2015 and May 3, 2014; (ii) Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended May 2, 2015 and May 3, 2014; (iii) Consolidated Balance Sheets as of May 2, 2015 and January 31, 2015; (iv) Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 2, 2015 and May 3, 2014, and (v) Notes to Consolidated Financial Statements. **

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