Form 10-Q
period 2015-08-01
Vera Bradley, Inc.
filed 2015-09-09
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,972,235 shares of its common stock outstanding as of September 9, 2015.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible inability to successfully implement our long-term strategic plan;

•	possible failure of our multi-channel distribution model;

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully open new stores and/or operate current stores as planned;

•	possible inability to maintain and enhance our brand;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible data security or privacy breaches or disruptions in our computer systems or website; and

•	possible continued declines in our comparable sales.
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

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	August 1, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$76,042	$112,292
Accounts receivable, net	33,863	31,374
Inventories	103,921	98,403
Income taxes receivable	3,199	3,208
Prepaid expenses and other current assets	10,620	9,100
Deferred income taxes	13,473	13,320
Total current assets	241,118	267,697
Property, plant, and equipment, net	115,013	109,003
Other assets	1,046	584
Total assets	$357,177	$377,284
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,734	$32,906
Accrued employment costs	10,264	14,595
Other accrued liabilities	15,107	15,548
Income taxes payable	286	—
Total current liabilities	54,391	63,049
Deferred income taxes	6,163	5,297
Other long-term liabilities	29,057	24,467
Total liabilities	89,611	92,813
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,790 and 40,695 shares issued and 38,595 and 40,074 outstanding, respectively	—	—
Additional paid-in-capital	83,023	80,992
Retained earnings	218,030	216,451
Accumulated other comprehensive loss	(14)	(15)
Treasury stock	(33,473)	(12,957)
Total shareholders’ equity	267,566	284,471
Total liabilities and shareholders’ equity	$357,177	$377,284
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net revenues	$120,724	$118,960	$221,828	$231,157
Cost of sales	54,170	55,516	103,580	107,958
Gross profit	66,554	63,444	118,248	123,199
Selling, general, and administrative expenses	57,351	50,663	114,963	100,708
Other income	283	465	1,230	2,042
Operating income	9,486	13,246	4,515	24,533
Interest expense, net	72	24	149	104
Income from continuing operations before income taxes	9,414	13,222	4,366	24,429
Income tax expense	3,699	5,328	2,787	9,658
Income from continuing operations	5,715	7,894	1,579	14,771
Loss from discontinued operations, net of taxes	—	(296)	—	(606)
Net income	$5,715	$7,598	$1,579	$14,165
Basic weighted-average shares outstanding	39,315	40,686	39,600	40,663
Diluted weighted-average shares outstanding	39,328	40,719	39,606	40,722
Net income per share - basic
Continuing operations	$0.15	$0.19	$0.04	$0.36
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.15	$0.19	$0.04	$0.35
Net income per share - diluted
Continuing operations	$0.15	$0.19	$0.04	$0.36
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.15	$0.19	$0.04	$0.35
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$5,715	$7,598	$1,579	$14,165
Cumulative translation adjustment	(9)	(20)	1	(10)
Comprehensive income	$5,706	$7,578	$1,580	$14,155
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities
Net income	$1,579	$14,165
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	9,904	7,150
Provision for doubtful accounts	436	(63)
Loss on disposal of property, plant, and equipment	52	—
Stock-based compensation	2,515	1,962
Deferred income taxes	713	(2,007)
Changes in assets and liabilities:
Accounts receivable	(2,925)	(895)
Inventories	(5,518)	24,897
Prepaid expenses and other assets	(1,982)	704
Accounts payable	(5,931)	(11,271)
Income taxes	295	(5,477)
Accrued and other liabilities	(136)	3,591
Net cash (used in) provided by operating activities	(998)	32,756
Cash flows from investing activities
Purchases of property, plant, and equipment	(15,359)	(12,231)
Net cash used in investing activities	(15,359)	(12,231)
Cash flows from financing activities
Tax withholdings for equity compensation	(484)	(595)
Repurchase of common stock	(19,364)	—
Other financing activities, net	(46)	(47)
Net cash used in financing activities	(19,894)	(642)
Effect of exchange rate changes on cash and cash equivalents	1	(7)
Net (decrease) increase in cash and cash equivalents	(36,250)	19,876
Cash and cash equivalents, beginning of period	112,292	59,215
Cash and cash equivalents, end of period	$76,042	$79,091
Supplemental disclosure of cash flow information
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid	$1,152	$—
Property, plant, and equipment expenditures incurred but not yet paid	$607	$3,159
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of August 1, 2015, the Company operated 107 full-line stores and 37 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, the Company's wholesale business in Japan, and third-party inventory liquidation.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended August 1, 2015, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 1, 2015, and August 2, 2014, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of August 1, 2015 and January 31, 2015, deferred rent liability was $10.4 million and $8.9 million, respectively, and is included within other long-term liabilities on the Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of August 1, 2015 and January 31, 2015, the deferred lease credit liability was $16.7 million and $13.8 million, respectively. Of these amounts, $2.2 million and $1.8 million is included within other accrued liabilities as of August 1, 2015 and January 31, 2015, respectively; and $14.5 million and $12.0 million is included within other long-term liabilities as of August 1, 2015 and January 31, 2015, respectively.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard allows for either a full retrospective or a modified retrospective transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is fiscal 2019. Earlier application is permitted as of the original effective date, annual reporting periods beginning after December 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.
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
In July 2015, the FASB issued ASU 2015-11, Inventory, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating this guidance and does not expect the application of this standard to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Numerator:
Income from continuing operations	$5,715	$7,894	$1,579	$14,771
Loss from discontinued operations, net of taxes	—	(296)	—	(606)
Net income	$5,715	$7,598	$1,579	$14,165
Denominator:
Weighted-average number of common shares (basic)	39,315	40,686	39,600	40,663
Dilutive effect of stock-based awards	13	33	6	59
Weighted-average number of common shares (diluted)	39,328	40,719	39,606	40,722
Earnings per share - basic:
Continuing operations	$0.15	$0.19	$0.04	$0.36
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.15	$0.19	$0.04	$0.35
Earnings per share - diluted:
Continuing operations	$0.15	$0.19	$0.04	$0.36
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.15	$0.19	$0.04	$0.35
As of August 1, 2015 and August 2, 2014, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of August 1, 2015, and January 31, 2015, approximated their fair values.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

4.    Inventories
The components of inventories were as follows (in thousands):

	August 1, 2015	January 31, 2015
Raw materials (1)	$1,203	$5,542
Work in process	—	470
Finished goods	102,718	92,391
Total inventories	$103,921	$98,403

(1)	The decrease in raw materials was primarily a result of the Company's finished goods suppliers purchasing and taking ownership of fabric.

5.    Debt
As of August 1, 2015 and January 31, 2015, the Company had borrowing availability of $125.0 million under its second amended and restated credit agreement.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended August 1, 2015, was 39.3%, compared to 40.3% for the thirteen weeks ended August 2, 2014. The year-over year decrease is primarily due to the relative impact of discrete items occurring in the prior year but not the current year.
The effective tax rate for the twenty-six weeks ended August 1, 2015, was 63.8%, compared to 39.5% for the twenty-six weeks ended August 2, 2014. The year-over year increase is primarily due to the impact of discrete items, including an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits from prior years.

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
Awards of Restricted Stock Units
During the thirteen weeks ended August 1, 2015, the Company granted 36,001 time-based and performance-based restricted stock units with an aggregate fair value of $0.5 million to certain employees under the 2010 Equity and Incentive Plan compared to a total of 60,511 time-based and performance-based restricted stock units with an aggregate fair value of $1.4 million granted in the same period of the prior year.
During the twenty-six weeks ended August 1, 2015, the Company granted 598,361 time-based and performance-based restricted stock units with an aggregate fair value of $9.5 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 278,491 time-based and performance-based restricted stock units with an aggregate fair value of $7.3 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
The majority of time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Beginning in fiscal 2014, all restricted stock units issued to non-employee directors vest after a one-year period from the grant date. The

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

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
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended August 1, 2015 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 31, 2015	248	$26.34	217	$26.26
Granted	432	15.92	167	15.84
Vested	(118)	15.75	(8)	16.07
Forfeited	(64)	19.07	(60)	24.88
Nonvested units outstanding at August 1, 2015	498	$20.75	316	$21.26
As of August 1, 2015, there was $8.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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
The Company purchased 1,574,380 shares at an average price of $13.03 per share, excluding commissions, for an aggregate amount of $20.5 million during the twenty-six weeks ended August 1, 2015. As of August 1, 2015, there was $6.5 million remaining available to repurchase shares of the Company's common stock under the 2014 Share Repurchase Program. Subsequent to quarter end, the Company purchased 623,633 shares at an average price of $10.47 per share, excluding commissions, which completed the 2014 Share Repurchase Program.
As of August 1, 2015, the Company held as treasury shares 2,195,365 shares of its common stock at an average price of $15.25 per share, excluding commissions, for an aggregate carrying amount of $33.5 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net revenues	$—	$1,144	$—	$2,408
Cost of sales	—	529	—	1,023
Gross profit	—	615	—	1,385
Selling, general, and administrative expenses	—	1,100	—	2,367
Operating loss	—	(485)	—	(982)
Loss on disposal from discontinued operations	—	—	—	—
Loss before income taxes	—	(485)	—	(982)
Income tax benefit	—	(189)	—	(376)
Loss from discontinued operations	$—	$(296)	$—	$(606)

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
A summary of charges and related liabilities, associated with the facility closure, are as follows (in thousands):

	Inventory-Related Charges	Lease Termination Costs	Severance and Benefits Costs	Other
Fiscal 2015 charges	$2,989	$—	$—	$7
Cash payments	—	—	—	—
Non-cash charges	(2,989)	—	—	(7)
Liability as of January 31, 2015	$—	$—	$—	$—
Fiscal 2016 charges	$628	$650	$1,673	$484
Cash payments	—	(650)	(1,675)	(198)
Non-cash charges	(628)	—	2	(256)
Liability as of August 1, 2015	$—	$—	$—	$30

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Other charges affecting comparability of the financial results for the twenty-six weeks ended August 1, 2015 and August 2, 2014 totaled approximately $3.1 million ($2.1 million after the associated tax benefit) consisting of charges in the first quarter of fiscal 2016 of $1.3 million in employee severance (reflected in selling, general, and administrative expenses), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).
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
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,700 locations, substantially all of which are located in the United States, as well as key accounts, which include department stores, national accounts, third-party e-commerce sites, the Company's wholesale business in Japan, and third-party inventory liquidation.
Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, merchandising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Segment net revenues:
Direct	$83,775	$77,777	$154,208	$149,961
Indirect	36,949	41,183	67,620	81,196
Total	$120,724	$118,960	$221,828	$231,157
Segment operating income:
Direct	$16,557	$17,122	$24,584	$30,880
Indirect	14,788	15,947	24,692	31,386
Total	$31,345	$33,069	$49,276	$62,266
Reconciliation:
Segment operating income	$31,345	$33,069	$49,276	$62,266
Less:
Unallocated corporate expenses	(21,859)	(19,823)	(44,761)	(37,733)
Operating income	$9,486	$13,246	$4,515	$24,533

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.
Executive Summary
Below is a summary of our strategic progress and financial results for the second quarter of fiscal 2016 (all comparisons are to the second quarter of fiscal 2015):
Strategic Progress

•	We continued progressing product innovation by launching two new fabrications, our Wildwood leather and Preppy Poly collections.

•	We continued to increase the mix of higher-margin, made-for-outlet product in our factory outlet stores.

•	We continued to build a more flexible, efficient, and cost-effective supply chain through vendor and country diversification.

•	We opened six new full-line stores and three new factory outlet stores during the second quarter.

•	We continued to make significant investments in marketing to modernize our brand and attract new customers.

•	We enhanced our e-commerce search capabilities.
Financial Summary

•	Net revenues increased 1.5% to $120.7 million.

•	Direct segment sales increased 7.7% to $83.8 million. Comparable sales (including e-commerce) decreased 15.0%.

•	Indirect segment sales decreased 10.3% to $36.9 million.

•	Gross profit was $66.6 million (55.1% of net revenue).

•	Operating income was $9.5 million.

•	Income from continuing operations was $9.4 million, or $0.15 per diluted share.

•	Cash and cash equivalents were $76.0 million at August 1, 2015.

•	Capital expenditures for the twenty-six weeks totaled $15.4 million.

•	Repurchases of common stock for the thirteen weeks totaled $13.3 million.

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
Restructuring and Other Charges Affecting Comparability of the Year-to-Date Periods ended August 1, 2015, and August 2, 2014
In the first quarter of fiscal 2016, the Company closed its manufacturing facility located in New Haven, Indiana.
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
Other charges affecting comparability of the financial results for the twenty-six weeks ended August 1, 2015 and August 2, 2014 totaled approximately $3.1 million ($2.1 million after the associated tax benefit) consisting of charges in the first quarter of fiscal 2016 of $1.3 million in employee severance (reflected in selling, general, and administrative expenses), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).
See Note 11 to the Notes to the Consolidated Financial Statements, herein, for additional information.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts, third-party e-commerce sites, our wholesale business in Japan, and third-party inventory liquidation.
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

Results of Operations
The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Statement of Income Data:
Net revenues	$120,724	$118,960	$221,828	$231,157
Cost of sales	54,170	55,516	103,580	107,958
Gross profit	66,554	63,444	118,248	123,199
Selling, general, and administrative expenses	57,351	50,663	114,963	100,708
Other income	283	465	1,230	2,042
Operating income	9,486	13,246	4,515	24,533
Interest expense, net	72	24	149	104
Income from continuing operations before income taxes	9,414	13,222	4,366	24,429
Income tax expense	3,699	5,328	2,787	9,658
Income from continuing operations	5,715	7,894	1,579	14,771
Loss from discontinued operations, net of taxes	—	(296)	—	(606)
Net income	$5,715	$7,598	$1,579	$14,165
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.9%	46.7%	46.7%	46.7%
Gross profit	55.1%	53.3%	53.3%	53.3%
Selling, general, and administrative expenses	47.5%	42.6%	51.8%	43.6%
Other income	0.2%	0.4%	0.6%	0.9%
Operating income	7.9%	11.1%	2.0%	10.6%
Interest expense, net	0.1%	—%	0.1%	—%
Income from continuing operations before income taxes	7.8%	11.1%	2.0%	10.6%
Income tax expense	3.1%	4.5%	1.3%	4.2%
Income from continuing operations	4.7%	6.6%	0.7%	6.4%
Loss from discontinued operations, net of taxes	—%	(0.2)%	—%	(0.3)%
Net income	4.7%	6.4%	0.7%	6.1%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net Revenues by Segment:
Direct	$83,775	$77,777	$154,208	$149,961
Indirect	36,949	41,183	67,620	81,196
Total	$120,724	$118,960	$221,828	$231,157
Percentage of Net Revenues by Segment:
Direct	69.4%	65.4%	69.5%	64.9%
Indirect	30.6%	34.6%	30.5%	35.1%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Operating Income by Segment:
Direct	$16,557	$17,122	$24,584	$30,880
Indirect	14,788	15,947	24,692	31,386
Less: Corporate unallocated	(21,859)	(19,823)	(44,761)	(37,733)
Total	$9,486	$13,246	$4,515	$24,533
Operating Income as a Percentage of Net Revenues by Segment:
Direct	19.8%	22.0%	15.9%	20.6%
Indirect	40.0%	38.7%	36.5%	38.7%
Store Data (1):
Total stores open at end of period	144	109	144	109
Comparable sales (including e-commerce) decrease (2)	(15.0)%	(5.3)%	(15.8)%	(6.4)%
Total gross square footage at end of period (all stores)	325,956	233,836	325,956	233,836
Average net revenues per gross square foot (3)	$176	$208	$305	$362

(1)	Includes our full-line and factory outlet stores.

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

Thirteen Weeks Ended August 1, 2015, Compared to Thirteen Weeks Ended August 2, 2014
Net Revenues
For the thirteen weeks ended August 1, 2015, net revenues increased $1.7 million, or 1.5%, to $120.7 million, from $119.0 million in the comparable prior-year period.
Direct. For the thirteen weeks ended August 1, 2015, net revenues in the Direct segment increased $6.0 million, or 7.7%, to $83.8 million, from $77.8 million in the comparable prior-year period. This change resulted from a $17.3 million increase in revenues at our non-comparable stores, which included 19 additional stores in the current year, partially offset by a comparable sales (including e-commerce) decrease of $11.3 million, or 15.0%. The decrease in comparable sales (including e-commerce)

includes a 14.7% decrease in e-commerce sales and 15.2% decrease in comparable store sales. The declines in comparable store sales and comparable sales (including e-commerce) were primarily due to year-over-year declines in store and e-commerce traffic, partially as a result of reduced promotional activity.
Indirect. For the thirteen weeks ended August 1, 2015, net revenues in the Indirect segment decreased $4.3 million, or 10.3%, to $36.9 million, from $41.2 million in the comparable prior-year period. The decrease was primarily due to lower average order size from the Company’s specialty retail accounts and a year-over-year reduction in the total number of specialty retail accounts, partially offset by the timing of the Company’s summer product launch (which resulted in approximately $3.7 million of revenues recognized in the second quarter of this year as compared to the first quarter of last year).
Gross Profit
For the thirteen weeks ended August 1, 2015, gross profit increased $3.2 million, or 4.9%, to $66.6 million, from $63.4 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 55.1% for the thirteen weeks ended August 1, 2015, from 53.3% in the comparable prior-year period. The increase in gross profit as a percentage of net revenues was primarily due to the increased sales of higher-margin made-for-outlet product in the Company’s factory outlet stores, leverage of overhead costs, Fall 2014 cost reductions at the Company's since-closed domestic manufacturing facility, lower levels of liquidation sales, and reduced promotional activity.
Selling, General, and Administrative Expenses
For the thirteen weeks ended August 1, 2015, SG&A expenses increased $6.7 million, or 13.2%, to $57.4 million, from $50.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 47.5% for the thirteen weeks ended August 1, 2015, from 42.6% in the comparable prior-year period. The $6.7 million increase was primarily due to strategic investments which included incremental marketing, new store expenses, and e-commerce investments. SG&A expenses as a percentage of net revenues increased primarily due to the strategic investments, fixed expenses being spread over lower comparable revenues, as well as deleveraging of store operating expenses as a result of lower comparable store sales.
Other Income
For the thirteen weeks ended August 1, 2015, other income decreased $0.2 million, or 39.1%, to $0.3 million, from $0.5 million in the comparable prior-year period, primarily due to a decrease in reimbursement of co-op mailer expense from Indirect retailers.
Operating Income
For the thirteen weeks ended August 1, 2015, operating income decreased $3.7 million, or 28.4%, to $9.5 million in the current year, from $13.2 million in the comparable prior-year period. As a percentage of net revenues, operating income was 7.9% and 11.1% for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively. The decrease in operating income was due to an increase in selling, general, and administrative expenses and decrease in other income, partially offset by an increase in gross profit, which are described above.
Direct. For the thirteen weeks ended August 1, 2015, operating income in the Direct segment decreased $0.5 million, or 3.3%, to $16.6 million from $17.1 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 19.8% and 22.0% for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively. The decrease in operating income was primarily due to strategic investments including new store expenses and e-commerce investments, partially offset by an increase in gross profit as a percentage of net revenues, which is described above.
Indirect. For the thirteen weeks ended August 1, 2015, operating income in the Indirect segment decreased $1.1 million, or 7.3%, to $14.8 million from $15.9 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.0% and 38.7% for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively. The decrease in operating income is primarily due to a decrease in net revenues, partially offset by an increase in gross profit as a percentage of net revenues, which are described above.
Corporate Unallocated. For the thirteen weeks ended August 1, 2015, unallocated expenses increased $2.1 million, or 10.3%, to $21.9 million from $19.8 million in the comparable prior-year period, primarily due to incremental marketing investments.
Income Tax Expense
The effective tax rate for the thirteen weeks ended August 1, 2015, was 39.3%, compared to 40.3% for the thirteen weeks ended August 2, 2014. The year-over-year decrease is primarily due to the relative impact of discrete items occurring in the prior year but not the current year.

Income from Continuing Operations
For the thirteen weeks ended August 1, 2015, income from continuing operations decreased $2.2 million, or 27.6%, to $5.7 million from $7.9 million in the comparable prior-year period.
Loss from Discontinued Operations, Net of Taxes
For the thirteen weeks ended August 2, 2014, loss from discontinued operations, net of taxes, was $0.3 million reflecting the Company's exit from Japan operations during the third quarter of fiscal 2015.
Net Income
For the thirteen weeks ended August 1, 2015, net income decreased $1.9 million, or 24.8%, to $5.7 million from $7.6 million in the comparable prior-year period.
Twenty-Six Weeks Ended August 1, 2015, Compared to Twenty-Six Weeks Ended August 2, 2014
Net Revenues
For the twenty-six weeks ended August 1, 2015, net revenues decreased $9.4 million, or 4.0%, to $221.8 million, from $231.2 million in the comparable prior-year period.
Direct. For the twenty-six weeks ended August 1, 2015, net revenues in the Direct segment increased $4.2 million, or 2.8%, to $154.2 million, from $150.0 million in the comparable prior-year period. This change resulted from a $26.7 million increase in revenues at our non-comparable stores, which included 19 additional stores in the current year, which was partially offset by a comparable sales (including e-commerce) decrease of $21.7 million, or 15.8%. The decrease in comparable sales (including e-commerce) includes a 12.4% decrease in e-commerce sales, an 18.3% decrease in comparable store sales, as well as a decrease in total sales at our annual outlet sale compared to the prior year. The declines in comparable store sales and comparable sales (including e-commerce) were primarily due to year-over-year declines in store and e-commerce traffic, partially as a result of reduced promotional activity.
Indirect. For the twenty-six weeks ended August 1, 2015, net revenues in the Indirect segment decreased $13.6 million, or 16.7%, to $67.6 million, from $81.2 million in the comparable prior-year period, primarily due to lower average order size from the Company’s specialty retail accounts. In addition, there was a year-over-year reduction in the total number of specialty retail accounts.
Gross Profit
For the twenty-six weeks ended August 1, 2015, gross profit decreased $5.0 million, or 4.0%, to $118.2 million, from $123.2 million in the comparable prior-year period. As a percentage of net revenues, gross profit was consistent at 53.3% for the twenty-six weeks ended August 1, 2015 and the comparable prior-year period. Gross profit included restructuring charges of $3.4 million related to the closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 11 to the Notes to the Consolidated Financial Statements herein, offset by increased sales of higher-margin made-for-outlet product in the Company’s factory outlet stores, leverage of overhead costs, Fall 2014 cost reductions at the Company's since-closed domestic manufacturing facility, lower levels of liquidation sales, and reduced promotional activity.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended August 1, 2015, SG&A expenses increased $14.3 million, or 14.2%, to $115.0 million, from $100.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 51.8% for the twenty-six weeks ended August 1, 2015, from 43.6% in the comparable prior-year period. The increase in SG&A expenses for the twenty-six weeks ended August 1, 2015, included $1.3 million in employee severance expense and $1.2 million in expense related to a retail store early termination agreement that did not occur in the comparable period. The remaining increase was primarily due to strategic investments, which included incremental marketing, new store expenses, and e-commerce investments. SG&A expenses as a percentage of net revenues increased primarily due to the strategic investments, fixed expenses being spread over lower revenues and deleveraging of store operating expenses as a result of lower comparable store sales.
Other Income
For the twenty-six weeks ended August 1, 2015, other income decreased $0.8 million, or 39.8%, to $1.2 million, from $2.0 million in the comparable prior-year period, primarily due to a decrease in reimbursement of co-op mailer expense from Indirect retailers.

Operating Income
For the twenty-six weeks ended August 1, 2015, operating income decreased $20.0 million, or 81.6%, to $4.5 million in the current year, from $24.5 million in the comparable prior-year period. As a percentage of net revenues, operating income was 2.0% and 10.6% for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. Operating income for the twenty-six weeks ended August 1, 2015, was negatively impacted by the $5.9 million in restructuring and other charges described above under “Gross Profit” and “Selling, General, and Administrative Expenses.” The remaining decrease in operating income was due to an increase in selling, general, and administrative expenses and a decrease in other income and gross profit, which are described above.
Direct. For the twenty-six weeks ended August 1, 2015, operating income in the Direct segment decreased $6.3 million, or 20.4%, to $24.6 million from $30.9 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 15.9% and 20.6% for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. Operating income in the Direct segment was negatively impacted by $3.5 million in aggregate restructuring and other charges related to the closure of our manufacturing facility in the first quarter of fiscal 2016 and a retail store early termination agreement. The remaining decrease was primarily due to strategic investments including new store expenses and e-commerce investments, partially offset by an increase in gross profit as a percentage of net revenues, which is described above.
Indirect. For the twenty-six weeks ended August 1, 2015, operating income in the Indirect segment decreased $6.7 million, or 21.3%, to $24.7 million from $31.4 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 36.5% and 38.7% for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. Operating income in the Indirect segment was negatively impacted by $1.1 million in restructuring charges related to the closure of our manufacturing facility in the first quarter of fiscal 2016. The remaining decrease in operating income is primarily due to a decrease in net revenues, partially offset by an increase in gross profit as a percentage of net revenues, which are described above.
Corporate Unallocated. For the twenty-six weeks ended August 1, 2015, unallocated expenses increased $7.1 million, or 18.6%, to $44.8 million from $37.7 million in the comparable prior-year period. The increase in unallocated expenses included $1.3 million in employee severance expense. The remaining increase was primarily due to incremental marketing investments.
Income Tax Expense
The effective tax rate for the twenty-six weeks ended August 1, 2015, was 63.8%, compared to 39.5% for the twenty-six weeks ended August 2, 2014. The year-over-year increase is primarily due to the impact of discrete items, including an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits from prior years.
Income from Continuing Operations
For the twenty-six weeks ended August 1, 2015, income from continuing operations decreased $13.2 million, or 89.3%, to $1.6 million from $14.8 million in the comparable prior-year period. Included in this decrease were restructuring and other charges of $6.5 million ($4.2 million after the associated tax benefit), as described in Note 11 to the Notes to the Consolidated Financial Statements herein.
Loss from Discontinued Operations, Net of Taxes
For the twenty-six weeks ended August 2, 2014, loss from discontinued operations, net of taxes was $0.6 million reflecting the Japan operations which were exited during the third quarter of fiscal 2015.
Net Income
For the twenty-six weeks ended August 1, 2015, net income decreased $12.6 million, or 88.9%, to $1.6 million from $14.2 million in the comparable prior-year period. Included in this decrease were restructuring and other charges of $6.5 million ($4.2 million after the associated tax benefit), as described in Note 11 to the Consolidated Financial Statements herein.

Liquidity and Capital Resources
General
Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement at August 1, 2015. Historically, our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with operational equipment, buildings, information technology, opening new stores, and debt repayments. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash flows from operating activities and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Net cash (used in) provided by operating activities	$(998)	$32,756
Net cash used in investing activities	(15,359)	(12,231)
Net cash used in financing activities	(19,894)	(642)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash used in operating activities for the twenty-six weeks ended August 1, 2015, was $1.0 million, compared to net cash provided by operating activities of $32.8 million for the twenty-six weeks ended August 2, 2014. This decrease was primarily due to a decrease in net income of $12.6 million along with a change in inventory balances that resulted in a $5.5 million use of cash for the twenty-six weeks ended August 1, 2015, as compared to $24.9 million of cash provided for the twenty-six weeks ended August 2, 2014.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $15.4 million and $12.2 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. The increase in capital expenditures was due primarily to the opening of 19 new stores in the first and second quarter of the current year as compared to ten stores in the comparable prior year period, which was partially offset by reduced spending for the campus consolidation project.
Capital expenditures for fiscal 2016 are expected to be approximately $31.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $19.9 million for the twenty-six weeks ended August 1, 2015 which was primarily related to purchases of shares of the Company's common stock made under the 2014 Share Repurchase Program. This compares to net cash used in financing activities of $0.6 million for the twenty-six weeks ended August 2, 2014.
Second Amended and Restated Credit Agreement
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and KeyBank National Association, as documentation agent (the “Credit Agreement”), which amended and restated our prior credit agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which will be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”).
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of August 1, 2015, the Company had borrowing availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of August 1, 2015.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As of August 1, 2015, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard allows for either a full retrospective or a modified retrospective transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is fiscal 2019. Earlier application is permitted as of the original effective date, annual reporting periods beginning after December 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.
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
In July 2015, the FASB issued ASU 2015-11, Inventory, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating this guidance and does not expect the application of this standard to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 1, 2015, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2015.
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
On September 9, 2014, the Company’s board of directors approved a share repurchase program (the “2014 Share Repurchase Program”) authorizing up to $40.0 million of repurchases of shares of the Company's common stock. The 2014 Share Repurchase Program expires in October 2016. During the thirteen weeks ended August 1, 2015, the Company repurchased 1,149,531 shares of the Company's common stock at an average price of $11.60 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended August 1, 2015 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
May 3, 2015 - May 30, 2015	145,500	$13.82	145,500	$17,853,799
May 31, 2015 - July 4, 2015	460,000	11.51	460,000	12,560,534
July 5, 2015 - August 1, 2015	544,031	11.09	544,031	6,527,471
	1,149,531	$11.60	1,149,531

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Second Amended and Restated Credit Agreement dated as of July 15, 2015 among Vera Bradley Designs, Inc., JPMorgan Chase Bank, National Association, and the lenders party thereto

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended August 1, 2015 and August 2, 2014; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended August 1, 2015 and August 2, 2014; (iii) Consolidated Balance Sheets as of August 1, 2015 and January 31, 2015; (iv) Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended August 1, 2015 and August 2, 2014, and (v) Notes to Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: September 9, 2015	/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amended and Restated Credit Agreement dated as of July 15, 2015 among Vera Bradley Designs, Inc., JPMorgan Chase Bank, National Association, and the lenders party thereto

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from the Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended August 1, 2015 and August 2, 2014; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended August 1, 2015 and August 2, 2014; (iii) Consolidated Balance Sheets as of August 1, 2015 and January 31, 2015; (iv) Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended August 1, 2015 and August 2, 2014, and (v) Notes to Consolidated Financial Statements. **

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