Form 10-Q
period 2015-10-31
Vera Bradley, Inc.
filed 2015-12-09
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,979,305 shares of its common stock outstanding as of December 9, 2015.

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

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$61,796	$112,292
Accounts receivable, net	37,965	31,374
Inventories	118,177	98,403
Income taxes receivable	2,905	3,208
Prepaid expenses and other current assets	10,679	9,100
Deferred income taxes	14,058	13,320
Total current assets	245,580	267,697
Property, plant, and equipment, net	117,192	109,003
Other assets	1,174	584
Total assets	$363,946	$377,284
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,012	$32,906
Accrued employment costs	13,888	14,595
Other accrued liabilities	15,219	15,548
Income taxes payable	5,549	—
Total current liabilities	55,668	63,049
Deferred income taxes	6,651	5,297
Other long-term liabilities	29,098	24,467
Total liabilities	91,417	92,813
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,791 and 40,695 shares issued and 37,972 and 40,074 shares outstanding, respectively	—	—
Additional paid-in-capital	84,250	80,992
Retained earnings	228,298	216,451
Accumulated other comprehensive loss	(19)	(15)
Treasury stock	(40,000)	(12,957)
Total shareholders’ equity	272,529	284,471
Total liabilities and shareholders’ equity	$363,946	$377,284
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net revenues	$126,674	$125,204	$348,502	$356,361
Cost of sales	53,376	59,436	156,956	167,394
Gross profit	73,298	65,768	191,546	188,967
Selling, general, and administrative expenses	57,013	53,274	171,976	153,982
Other income	504	1,110	1,734	3,152
Operating income	16,789	13,604	21,304	38,137
Interest expense, net	60	215	209	319
Income from continuing operations before income taxes	16,729	13,389	21,095	37,818
Income tax expense	6,461	4,668	9,248	14,326
Income from continuing operations	10,268	8,721	11,847	23,492
Loss from discontinued operations, net of taxes	—	(1,780)	—	(2,386)
Net income	$10,268	$6,941	$11,847	$21,106
Basic weighted-average shares outstanding	38,057	40,663	39,085	40,663
Diluted weighted-average shares outstanding	38,099	40,716	39,104	40,720
Net income per share - basic
Continuing operations	$0.27	$0.21	$0.30	$0.58
Discontinued operations	—	(0.04)	—	(0.06)
Net income	$0.27	$0.17	$0.30	$0.52
Net income per share - diluted
Continuing operations	$0.27	$0.21	$0.30	$0.58
Discontinued operations	—	(0.04)	—	(0.06)
Net income	$0.27	$0.17	$0.30	$0.52
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$10,268	$6,941	$11,847	$21,106
Cumulative translation adjustment	(5)	3	(4)	(1)
Comprehensive income	$10,263	$6,944	$11,843	$21,105
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities
Net income	$11,847	$21,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	14,665	10,957
Provision for doubtful accounts	430	(129)
Loss on disposal of property, plant, and equipment	105	—
Stock-based compensation	3,750	2,943
Deferred income taxes	616	(3,523)
Changes in assets and liabilities:
Accounts receivable	(7,021)	(8,833)
Inventories	(19,774)	30,667
Prepaid expenses and other assets	(2,169)	1,120
Accounts payable	(11,166)	(6,901)
Income taxes	5,852	(1,750)
Accrued and other liabilities	2,904	10,596
Net cash provided by operating activities	39	56,253
Cash flows from investing activities
Purchases of property, plant, and equipment	(22,818)	(22,358)
Net cash used in investing activities	(22,818)	(22,358)
Cash flows from financing activities
Tax withholdings for equity compensation	(492)	(608)
Repurchase of common stock	(27,159)	(3,092)
Other financing activities, net	(62)	(71)
Net cash used in financing activities	(27,713)	(3,771)
Effect of exchange rate changes on cash and cash equivalents	(4)	995
Net (decrease) increase in cash and cash equivalents	(50,496)	31,119
Cash and cash equivalents, beginning of period	112,292	59,215
Cash and cash equivalents, end of period	$61,796	$90,334
Supplemental disclosure of cash flow information
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of October 31, 2015 and November 1, 2014	$—	$441
Expenditures incurred but not yet paid as of January 31, 2015 and February 1, 2014	$116	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of October 31, 2015 and November 1, 2014	$2,313	$7,226
Expenditures incurred but not yet paid as of January 31, 2015 and February 1, 2014	$2,172	$—
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of October 31, 2015, the Company operated 110 full-line stores and 40 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, the Company's wholesale business in Japan, and third-party inventory liquidation.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended October 31, 2015, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 31, 2015, and November 1, 2014, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of October 31, 2015 and January 31, 2015, deferred rent liability was $11.0 million and $8.9 million, respectively, and is included within other long-term liabilities on the Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of October 31, 2015 and January 31, 2015, the deferred lease credit liability was $16.4 million and $13.8 million, respectively. Of these amounts, $2.2 million and $1.8 million is included within other accrued liabilities as of October 31, 2015 and January 31, 2015, respectively; and $14.2 million and $12.0 million is included within other long-term liabilities as of October 31, 2015 and January 31, 2015, respectively.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as other additional and expanded disclosures. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; it is applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements upon adoption.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which modifies the presentation of debt issuance costs in financial statements. Under this new guidance, the Company will be required to present these costs in its condensed consolidated balance sheets as a direct deduction from the related debt liability. The requirements of the new standard will become effective for fiscal years, and interim periods within those fiscal years (including retrospective application), beginning after December 15, 2015; early adoption is permitted. The Company is currently evaluating this guidance and does not expect the application of this standard to have a material impact on the Company’s Consolidated Financial Statements upon adoption.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Numerator:
Income from continuing operations	$10,268	$8,721	$11,847	$23,492
Loss from discontinued operations, net of taxes	—	(1,780)	—	(2,386)
Net income	$10,268	$6,941	$11,847	$21,106
Denominator:
Weighted-average number of common shares (basic)	38,057	40,663	39,085	40,663
Dilutive effect of stock-based awards	42	53	19	57
Weighted-average number of common shares (diluted)	38,099	40,716	39,104	40,720
Earnings per share - basic:
Continuing operations	$0.27	$0.21	$0.30	$0.58
Discontinued operations	—	(0.04)	—	(0.06)
Net income	$0.27	$0.17	$0.30	$0.52
Earnings per share - diluted:
Continuing operations	$0.27	$0.21	$0.30	$0.58
Discontinued operations	—	(0.04)	—	(0.06)
Net income	$0.27	$0.17	$0.30	$0.52
As of October 31, 2015 and November 1, 2014, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of October 31, 2015, and January 31, 2015, approximated their fair values.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

4.    Inventories
The components of inventories were as follows (in thousands):

	October 31, 2015	January 31, 2015
Raw materials (1)	$528	$5,542
Work in process	—	470
Finished goods	117,649	92,391
Total inventories	$118,177	$98,403

(1)	The decrease in raw materials was primarily a result of the Company's finished goods suppliers purchasing and taking ownership of fabric.

5.    Debt
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and KeyBank National Association, as documentation agent (the “Credit Agreement”), which amended and restated the Company's prior credit agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which will be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”).
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
As of October 31, 2015 and January 31, 2015, the Company had borrowing availability of $125.0 million under its second amended and restated credit agreement.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended October 31, 2015, was 38.6%, compared to 34.9% for the thirteen weeks ended November 1, 2014. The year-over year increase is primarily due to the impact of state FIN 48 reserve releases in the prior year but not the current year.
The effective tax rate for the thirty-nine weeks ended October 31, 2015, was 43.8%, compared to 37.9% for the thirty-nine weeks ended November 1, 2014. The year-over year increase is primarily due to the impact of discrete items, including an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits from prior years.

7.    Stock-Based Compensation
The Company recognizes stock-based compensation expense, for its awards of restricted stock units, in an amount equal to the fair market value of the underlying stock on the grant date of the respective award.
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards.
Awards of Restricted Stock Units
During the thirteen weeks ended October 31, 2015, the Company granted 4,533 time-based restricted stock units with an aggregate fair value of $0.1 million to certain employees under the 2010 Equity and Incentive Plan compared to a total of 2,500 time-based restricted stock units with an aggregate fair value of $0.1 million granted in the same period of the prior year.
During the thirty-nine weeks ended October 31, 2015, the Company granted 603,164 time-based and performance-based restricted stock units with an aggregate fair value of $9.6 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 280,991 time-based and performance-based restricted stock units with an aggregate fair value of $7.4 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

The following table sets forth a summary of restricted stock unit activity for the thirty-nine weeks ended October 31, 2015 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 31, 2015	248	$26.34	217	$26.26
Granted	436	15.87	167	15.84
Vested	(120)	15.66	(8)	16.07
Forfeited	(64)	19.04	(61)	24.80
Nonvested units outstanding at October 31, 2015	500	$20.71	315	$21.27
As of October 31, 2015, there was $7.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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
The Company purchased 2,198,013 shares at an average price of $12.30 per share, excluding commissions, for an aggregate amount of $27.0 million during the thirty-nine weeks ended October 31, 2015. These purchases completed the 2014 Share Repurchase Program.
As of October 31, 2015, the Company held as treasury shares 2,818,998 shares of its common stock at an average price of $14.19 per share, excluding commissions, for an aggregate carrying amount of $40.0 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

10.    Discontinued Operations
On June 4, 2014, the Company entered into a five-year agreement with Mitsubishi Corporation Fashion Company and Look Inc. to import and distribute Vera Bradley products in Japan. As a result of moving to this wholesale business model, the Company exited its direct business in Japan during the third quarter of fiscal 2015 and the results of operations are reported as discontinued operations. Japan results were previously reported in the Direct segment, which excludes the results of the discontinued operations for the periods presented. Following are the Japan results of operations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net revenues	$—	$555	$—	$2,963
Cost of sales	—	447	—	1,470
Gross profit	—	108	—	1,493
Selling, general, and administrative expenses	—	618	—	2,985
Operating loss	—	(510)	—	(1,492)
Loss on disposal from discontinued operations	—	(1,769)	—	(1,769)
Loss before income taxes	—	(2,279)	—	(3,261)
Income tax benefit	—	(499)	—	(875)
Loss from discontinued operations	$—	$(1,780)	$—	$(2,386)

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
A summary of charges and related liabilities, associated with the facility closure, are as follows (in thousands):

	Inventory-Related Charges	Lease Termination Costs	Severance and Benefits Costs	Other
Fiscal 2015 charges	$2,989	$—	$—	$7
Cash payments	—	—	—	—
Non-cash charges	(2,989)	—	—	(7)
Liability as of January 31, 2015	$—	$—	$—	$—
Fiscal 2016 charges	$628	$650	$1,673	$484
Cash payments	—	(650)	(1,675)	(198)
Non-cash charges	(628)	—	2	(256)
Liability as of October 31, 2015	$—	$—	$—	$30

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Additional charges affecting comparability of the financial results for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 totaled approximately $3.1 million ($2.1 million after the associated tax benefit) consisting of charges in the first quarter of fiscal 2016 of $1.3 million in employee severance (reflected in selling, general, and administrative expenses), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).

12.    Subsequent Event
On December 8, 2015, the Company’s board of directors approved a share repurchase program authorizing up to $50.0 million in common stock repurchases which expires in December 2017.

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

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Segment net revenues:
Direct	$84,137	$77,946	$238,345	$227,907
Indirect	42,537	47,258	110,157	128,454
Total	$126,674	$125,204	$348,502	$356,361
Segment operating income:
Direct	$19,260	$13,863	$43,844	$44,742
Indirect	19,056	19,204	43,748	50,590
Total	$38,316	$33,067	$87,592	$95,332
Reconciliation:
Segment operating income	$38,316	$33,067	$87,592	$95,332
Less:
Unallocated corporate expenses	(21,527)	(19,463)	(66,288)	(57,195)
Operating income	$16,789	$13,604	$21,304	$38,137

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report.
Executive Summary
Below is a summary of our strategic progress and financial summary for the third quarter of fiscal 2016 (all comparisons are to the third quarter of fiscal 2015):
Strategic Progress

•
We continued innovating and diversifying our product offerings by launching our Streeterville poly twill collection at the end of August. This brings our total number of fabrications to seven, up from only two fabrications (cotton and microfiber) two years ago.

•	We continued to increase the mix of higher-margin, made-for-outlet product in our factory outlet stores.

•	We continued to build a more flexible, efficient, and cost-effective supply chain through vendor and country diversification.

•	We continued to strategically pare down our promotional activity, reducing the number of promotional days and depth of discounts offered.

•	We opened four new full-line stores and three new factory outlet stores during the third quarter.
Financial Summary

•	Net revenues increased 1.2% to $126.7 million.

•	Direct segment sales increased 7.9% to $84.1 million. Comparable sales (including e-commerce) decreased 9.5%.

•	Indirect segment sales decreased 10.0% to $42.5 million.

•	Gross profit was $73.3 million (57.9% of net revenue).

•	Operating income was $16.8 million.

•	Income from continuing operations was $10.3 million, or $0.27 per diluted share.

•	Cash and cash equivalents were $61.8 million at October 31, 2015.

•	Capital expenditures for the thirty-nine weeks totaled $22.8 million.

•	Repurchases of common stock for the thirteen weeks totaled $6.5 million, which completed the 2014 Share Repurchase Program.

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
Restructuring and Other Charges Affecting Comparability of the Year-to-Date Periods ended October 31, 2015, and November 1, 2014
In the first quarter of fiscal 2016, the Company closed its manufacturing facility located in New Haven, Indiana.
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
Additional charges affecting comparability of the financial results for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 totaled approximately $3.1 million ($2.1 million after the associated tax benefit) consisting of charges in the first quarter of fiscal 2016 of $1.3 million in employee severance (reflected in selling, general, and administrative expenses), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).
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
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Competition;

•	The timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing and level of promotions;

•	The level of customer service that we provide in stores;

•	Our ability to source and distribute products efficiently;

•	The number of stores we open and close in any period; and

•	The timing and success of promotional and advertising efforts.
Gross Profit
Gross profit is equal to our net revenues less our cost of sales. Cost of sales includes the direct cost of purchased and manufactured merchandise, distribution center costs, operations overhead, duty, and all inbound freight costs incurred. The components of our reported cost of sales may not be comparable to those of other retail and wholesale companies.
Gross profit can be impacted by changes in volume; fluctuations in sales price; operational efficiencies, such as leveraging of fixed costs; promotional activities, including free shipping; commodity prices, such as for cotton; and labor costs.

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

Results of Operations
The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Statement of Income Data:
Net revenues	$126,674	$125,204	$348,502	$356,361
Cost of sales	53,376	59,436	156,956	167,394
Gross profit	73,298	65,768	191,546	188,967
Selling, general, and administrative expenses	57,013	53,274	171,976	153,982
Other income	504	1,110	1,734	3,152
Operating income	16,789	13,604	21,304	38,137
Interest expense, net	60	215	209	319
Income from continuing operations before income taxes	16,729	13,389	21,095	37,818
Income tax expense	6,461	4,668	9,248	14,326
Income from continuing operations	10,268	8,721	11,847	23,492
Loss from discontinued operations, net of taxes	—	(1,780)	—	(2,386)
Net income	$10,268	$6,941	$11,847	$21,106
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.1%	47.5%	45.0%	47.0%
Gross profit	57.9%	52.5%	55.0%	53.0%
Selling, general, and administrative expenses	45.0%	42.5%	49.3%	43.2%
Other income	0.4%	0.9%	0.5%	0.9%
Operating income	13.3%	10.9%	6.1%	10.7%
Interest expense, net	—%	0.2%	0.1%	0.1%
Income from continuing operations before income taxes	13.2%	10.7%	6.1%	10.6%
Income tax expense	5.1%	3.7%	2.7%	4.0%
Income from continuing operations	8.1%	7.0%	3.4%	6.6%
Loss from discontinued operations, net of taxes	—%	(1.4)%	—%	(0.7)%
Net income	8.1%	5.5%	3.4%	5.9%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of our net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net Revenues by Segment:
Direct	$84,137	$77,946	$238,345	$227,907
Indirect	42,537	47,258	110,157	128,454
Total	$126,674	$125,204	$348,502	$356,361
Percentage of Net Revenues by Segment:
Direct	66.4%	62.3%	68.4%	64.0%
Indirect	33.6%	37.7%	31.6%	36.0%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Operating Income by Segment:
Direct	$19,260	$13,863	$43,844	$44,742
Indirect	19,056	19,204	43,748	50,590
Less: Corporate unallocated	(21,527)	(19,463)	(66,288)	(57,195)
Total	$16,789	$13,604	$21,304	$38,137
Operating Income as a Percentage of Net Revenues by Segment:
Direct	22.9%	17.8%	18.4%	19.6%
Indirect	44.8%	40.6%	39.7%	39.4%
Store Data (1):
Total stores open at end of period	150	122	150	122
Comparable sales (including e-commerce) (decrease) increase (2)	(9.5)%	0.9%	(13.6)%	(4.0)%
Total gross square footage at end of period (all stores)	342,362	269,051	342,362	269,051
Average net revenues per gross square foot (3)	$173	$173	$490	$552

(1)	Includes our full-line and factory outlet stores.

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

Thirteen Weeks Ended October 31, 2015, Compared to Thirteen Weeks Ended November 1, 2014
Net Revenues
For the thirteen weeks ended October 31, 2015, net revenues increased $1.5 million, or 1.2%, to $126.7 million, from $125.2 million in the comparable prior-year period.
Direct. For the thirteen weeks ended October 31, 2015, net revenues in the Direct segment increased $6.2 million, or 7.9%, to $84.1 million, from $77.9 million in the comparable prior-year period. This change resulted from a $13.4 million contribution of revenue from our non-comparable stores, which included 26 additional stores in the current year, partially offset by a comparable sales (including e-commerce) decrease of $7.2 million, or 9.5%. The decrease in comparable sales (including e-commerce) includes a 19.1% decrease in e-commerce sales and 2.0% decrease in comparable store sales. The decline in comparable sales (including e-commerce) was primarily due to year-over-year declines in e-commerce and store traffic, primarily resulting from reduced promotional activity.
Indirect. For the thirteen weeks ended October 31, 2015, net revenues in the Indirect segment decreased $4.8 million, or 10.0%, to $42.5 million, from $47.3 million in the comparable prior-year period. The decrease was primarily due to lower average order size from the Company’s specialty retail accounts and a year-over-year reduction in the total number of specialty retail accounts.
Gross Profit
For the thirteen weeks ended October 31, 2015, gross profit increased $7.5 million, or 11.4%, to $73.3 million, from $65.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.9% for the thirteen weeks ended October 31, 2015, from 52.5% in the comparable prior-year period. The increase in gross profit as a percentage of net revenues was primarily due to sourcing efficiencies (lower product costs combined with Fall 2014 cost reductions at the Company’s domestic manufacturing facility as well as leverage of overhead costs resulting from an increase in units manufactured), increased sales penetration of higher-margin made-for-outlet products, reduced promotional activity, and lower levels of liquidation sales.
Selling, General, and Administrative Expenses
For the thirteen weeks ended October 31, 2015, SG&A expenses increased $3.7 million, or 7.0%, to $57.0 million, from $53.3 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 45.0% for the thirteen weeks ended October 31, 2015, from 42.5% in the comparable prior-year period. The $3.7 million increase, as well as the increase in SG&A expenses as a percentage of net revenues, was primarily due to investments in new stores.
Other Income
For the thirteen weeks ended October 31, 2015, other income decreased $0.6 million, or 54.6%, to $0.5 million, from $1.1 million in the comparable prior-year period, primarily due to a decrease in reimbursement of co-op mailer expense from Indirect retailers.
Operating Income
For the thirteen weeks ended October 31, 2015, operating income increased $3.2 million, or 23.4%, to $16.8 million in the current year, from $13.6 million in the comparable prior-year period. As a percentage of net revenues, operating income was 13.3% and 10.9% for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively. The increase in operating income was due to an increase in gross profit, partially offset by an increase in selling, general, and administrative expenses and a decrease in other income, as described above.
Direct. For the thirteen weeks ended October 31, 2015, operating income in the Direct segment increased $5.4 million, or 38.9%, to $19.3 million from $13.9 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 22.9% and 17.8% for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to an increase in gross profit as a percentage of net revenues, as described above, partially offset by investments in new stores.
Indirect. For the thirteen weeks ended October 31, 2015, operating income in the Indirect segment decreased $0.1 million, or 0.8%, to $19.1 million from $19.2 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 44.8% and 40.6% for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross profit as a percentage of net revenues, as described above.
Corporate Unallocated. For the thirteen weeks ended October 31, 2015, unallocated expenses increased $2.0 million, or 10.6%, to $21.5 million from $19.5 million in the comparable prior-year period primarily due to an increase in corporate personnel costs, including an increase in incentive compensation due to Company performance, as well as an increase in depreciation expense primarily as a result of the campus consolidation project.

Income Tax Expense
The effective tax rate for the thirteen weeks ended October 31, 2015, was 38.6%, compared to 34.9% for the thirteen weeks ended November 1, 2014. The year-over-year increase is primarily due to the impact of state FIN 48 reserve releases in the prior year but not the current year.
Income from Continuing Operations
For the thirteen weeks ended October 31, 2015, income from continuing operations increased $1.6 million, or 17.7%, to $10.3 million from $8.7 million in the comparable prior-year period due to the reasons described above.
Loss from Discontinued Operations, Net of Taxes
For the thirteen weeks ended November 1, 2014, loss from discontinued operations, net of taxes, was $1.8 million reflecting the Company's exit from Japan operations during the third quarter of fiscal 2015.
Net Income
For the thirteen weeks ended October 31, 2015, net income increased $3.4 million, or 47.9%, to $10.3 million from $6.9 million in the comparable prior-year period.
Thirty-Nine Weeks Ended October 31, 2015, Compared to Thirty-Nine Weeks Ended November 1, 2014
Net Revenues
For the thirty-nine weeks ended October 31, 2015, net revenues decreased $7.9 million, or 2.2%, to $348.5 million, from $356.4 million in the comparable prior-year period.
Direct. For the thirty-nine weeks ended October 31, 2015, net revenues in the Direct segment increased $10.4 million, or 4.6%, to $238.3 million, from $227.9 million in the comparable prior-year period. This change resulted from a $40.1 million contribution of revenue from our non-comparable stores, which included 26 additional stores in the current year, which was partially offset by a comparable sales (including e-commerce) decrease of $28.9 million, or 13.6%. The decrease in comparable sales (including e-commerce) includes a 14.8% decrease in e-commerce sales and a 12.6% decrease in comparable store sales, as well as a decrease in sales at our annual outlet sale compared to the prior year. The decline in comparable sales (including e-commerce) was primarily due to year-over-year declines in e-commerce and store traffic, partially as a result of reduced promotional activity.
Indirect. For the thirty-nine weeks ended October 31, 2015, net revenues in the Indirect segment decreased $18.3 million, or 14.2%, to $110.2 million, from $128.5 million in the comparable prior-year period, primarily due to lower average order size from the Company’s specialty retail accounts. In addition, there was a year-over-year reduction in the total number of specialty retail accounts.
Gross Profit
For the thirty-nine weeks ended October 31, 2015, gross profit increased $2.5 million, or 1.4%, to $191.5 million, from $189.0 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 55.0% for the thirty-nine weeks ended October 31, 2015, from 53.0% in the comparable prior-year period. The increase was primarily due to sourcing efficiencies (lower product costs combined with Fall 2014 cost reductions at the Company’s domestic manufacturing facility as well as leverage of overhead costs resulting from an increase in units manufactured), increased sales penetration of higher-margin made-for-outlet products, reduced promotional activity, and lower levels of liquidation sales. Gross profit in the fiscal 2016 period was impacted by restructuring charges of $3.4 million related to the closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 11 to the Notes to the Consolidated Financial Statements herein.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended October 31, 2015, SG&A expenses increased $18.0 million, or 11.7%, to $172.0 million, from $154.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 49.3% for the thirty-nine weeks ended October 31, 2015, from 43.2% in the comparable prior-year period. The increase in SG&A expenses for the thirty-nine weeks ended October 31, 2015, included $1.3 million in employee severance expense and $1.2 million in expense related to a retail store early termination agreement that did not occur in the comparable prior year period. The remaining increase was primarily due to investments in new stores and incremental marketing. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as fixed expenses being spread over lower revenues and deleveraging of store operating expenses as a result of lower comparable store sales.

Other Income
For the thirty-nine weeks ended October 31, 2015, other income decreased $1.5 million, or 45.0%, to $1.7 million, from $3.2 million in the comparable prior-year period, primarily due to a decrease in reimbursement of co-op mailer expense from Indirect retailers.
Operating Income
For the thirty-nine weeks ended October 31, 2015, operating income decreased $16.8 million, or 44.1%, to $21.3 million in the current year, from $38.1 million in the comparable prior-year period. As a percentage of net revenues, operating income was 6.1% and 10.7% for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. Operating income for the thirty-nine weeks ended October 31, 2015, was negatively impacted by the $5.9 million in restructuring and other charges described above under “Gross Profit” and “Selling, General, and Administrative Expenses.” The remaining decrease in operating income was due to an increase in selling, general, and administrative expenses and a decrease in other income, partially offset by an increase in gross profit, as described above.
Direct. For the thirty-nine weeks ended October 31, 2015, operating income in the Direct segment decreased $0.9 million, or 2.0%, to $43.8 million from $44.7 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 18.4% and 19.6% for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to $3.5 million, or 1.5% as a percentage of Direct segment net revenues, in restructuring and other charges related to the closure of our manufacturing facility in the first quarter of fiscal 2016 and a retail store early termination agreement; investments in new stores; and deleveraging of store operating expenses as a result of lower comparable store sales, partially offset by an increase in gross profit as a percentage of net revenues, as described above.
Indirect. For the thirty-nine weeks ended October 31, 2015, operating income in the Indirect segment decreased $6.9 million, or 13.5%, to $43.7 million from $50.6 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.7% and 39.4% for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross profit as a percentage of net revenues, as described above. This increase was partially offset by $1.1 million, or 1.0% as a percentage of Indirect segment net revenues, in restructuring charges related to the closure of our manufacturing facility in the first quarter of fiscal 2016.
Corporate Unallocated. For the thirty-nine weeks ended October 31, 2015, unallocated expenses increased $9.1 million, or 15.9%, to $66.3 million from $57.2 million in the comparable prior-year period. The increase in unallocated expenses included $1.3 million in employee severance expense. The remaining increase was primarily due to incremental marketing investments, an increase in corporate personnel costs, including an increase in incentive compensation due to Company performance, as well as an increase in depreciation expense primarily as a result of the campus consolidation project.
Income Tax Expense
The effective tax rate for the thirty-nine weeks ended October 31, 2015, was 43.8%, compared to 37.9% for the thirty-nine weeks ended November 1, 2014. The year-over-year increase is primarily due to the impact of discrete items, including an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits from prior years.
Income from Continuing Operations
For the thirty-nine weeks ended October 31, 2015, income from continuing operations decreased $11.7 million, or 49.6%, to $11.8 million from $23.5 million in the comparable prior-year period. Included in this decrease were restructuring and other charges of $6.5 million ($4.2 million after the associated tax benefit), as described in Note 11 to the Notes to the Consolidated Financial Statements herein.
Loss from Discontinued Operations, Net of Taxes
For the thirty-nine weeks ended November 1, 2014, loss from discontinued operations, net of taxes was $2.4 million reflecting the Japan operations which were exited during the third quarter of fiscal 2015.

Net Income
For the thirty-nine weeks ended October 31, 2015, net income decreased $9.3 million, or 43.9%, to $11.8 million from $21.1 million in the comparable prior-year period. Included in this decrease were restructuring and other charges of $6.5 million ($4.2 million after the associated tax benefit), as described in Note 11 to the Consolidated Financial Statements herein.
Liquidity and Capital Resources
General
Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement at October 31, 2015. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and debt repayments. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash flows from operating activities and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Net cash provided by operating activities	$39	$56,253
Net cash used in investing activities	(22,818)	(22,358)
Net cash used in financing activities	(27,713)	(3,771)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the thirty-nine weeks ended October 31, 2015, was $39.0 thousand, compared to net cash provided by operating activities of $56.3 million for the thirty-nine weeks ended November 1, 2014. This decrease was primarily due to a decrease in net income of $9.3 million along with a change in inventory balances that resulted in a $19.8 million use of cash for the thirty-nine weeks ended October 31, 2015, as compared to a $30.7 million source of cash for the thirty-nine weeks ended November 1, 2014.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $22.8 million and $22.4 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.
Capital expenditures for fiscal 2016 are expected to be approximately $28.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $27.7 million for the thirty-nine weeks ended October 31, 2015 which was primarily related to purchases of shares of the Company's common stock made under the 2014 Share Repurchase Program. This compares to net cash used in financing activities of $3.8 million for the thirty-nine weeks ended November 1, 2014.

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
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of October 31, 2015, the Company had borrowing availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of October 31, 2015.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As of October 31, 2015, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.

Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as other additional and expanded disclosures. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; it is applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements upon adoption.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of October 31, 2015, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2015.
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
On September 9, 2014, the Company’s board of directors approved a share repurchase program (the “2014 Share Repurchase Program”) authorizing up to $40.0 million of repurchases of shares of the Company's common stock. The 2014 Share Repurchase Program expires in October 2016. During the thirteen weeks ended October 31, 2015, the Company repurchased 623,633 shares of the Company's common stock at an average price of $10.47 per share, excluding commissions. These purchases completed the 2014 Share Repurchase Program.
Details on the shares repurchased under the program during the thirteen weeks ended October 31, 2015 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
August 2, 2015 - August 29, 2015	623,633	$10.47	623,633	$—
August 30, 2015 - October 3, 2015	—	—	—	—
October 4, 2015 - October 31, 2015	—	—	—	—
	623,633	$10.47	623,633

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended October 31, 2015 and November 1, 2014; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended October 31, 2015 and November 1, 2014; (iii) Consolidated Balance Sheets as of October 31, 2015 and January 31, 2015; (iv) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended October 31, 2015 and November 1, 2014, and (v) Notes to Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: December 9, 2015	/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended October 31, 2015 and November 1, 2014; (ii) Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended October 31, 2015 and November 1, 2014; (iii) Consolidated Balance Sheets as of October 31, 2015 and January 31, 2015; (iv) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended October 31, 2015 and November 1, 2014, and (v) Notes to Consolidated Financial Statements. **

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