Form 10-K
period 2016-01-30
Vera Bradley, Inc.
filed 2016-03-29
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of August 1, 2015 was $219,293,786.
The registrant had 34,873,336 shares of its common stock outstanding as of March 29, 2016.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible inability to successfully implement our long-term strategic plan;

•	possible continued declines in our comparable sales;

•	possible inability to maintain and enhance our brand;

•	possible failure of our multi-channel distribution model;

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully open new stores and/or operate current stores as planned;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business; and

•	possible data security or privacy breaches or disruptions in our computer systems or website.
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

PART I

In this Form 10-K, references to “Vera Bradley,” “we,” “our,” “us” and the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 30, 2016 (“fiscal 2016”), January 31, 2015 (“fiscal 2015”) and February 1, 2014 (“fiscal 2014”) were each 52-week periods. The fiscal year ending January 28, 2017 (“fiscal 2017”) will also be a 52-week period.

Item 1.        Business
Our Company
Vera Bradley is a leading designer of women’s handbags and accessories, luggage and travel items, eyewear, and stationery and gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns and versatile styles offer women of all ages a colorful way to accessorize every look.
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company’s annual outlet sale in Fort Wayne, Indiana. As of January 30, 2016, the Company operated 110 full-line stores and 40 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third party inventory liquidators. For financial information about our reportable segments, refer to Note 16 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
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

1998	–	We founded our primary philanthropy, the Vera Bradley Foundation for Breast Cancer.

1999	–	Our products were sold in all 50 states through Indirect retailers.

2005	–	We launched the Vera Bradley Visual Merchandising Program, providing our retail partners a framework for presenting the brand and merchandising our products in a consistent manner.

2006	–	We launched our e-commerce business through our website, verabradley.com.

2007	–	We opened a state-of-the-art distribution facility in Roanoke, Indiana and also opened our first full-line store at the Natick Collection, in greater Boston.

2009	–	We opened our first outlet store at Chicago Premium Outlets in Aurora, Illinois.

2010	–	We completed our initial public offering.

2011	–	We opened the Vera Bradley Design Center in Roanoke, Indiana, and launched our products in Dillard's department stores.

2012	–
We completed a 200,000 square-foot expansion of our distribution facility in Roanoke, Indiana; increased our presence to all Dillard’s locations; and launched a relationship with Von Maur department stores.

2013	–	We migrated verabradley.com to a more responsive design, providing an enhanced shopping experience and improved product viewing regardless of the device being used to shop.

2014	–	We introduced laser-cut, leather, faux leather, and full coordinating collections; began our relationship with Macy's; and launched our first national ad campaign.

2015	–
We launched several new collections including Streeterville, Preppy Poly, and Collegiate; introduced line extensions such as our fragrance collection and the expansion of our jewelry collection; launched our “I AM” national ad campaign; increased our presence in Macy's; introduced our products in Belk and Bon-Ton department stores; and made further improvements to verabradley.com, including enhanced search.

The passion for design and customer service established by our founders has driven our Company for over 30 years and remains the cornerstone of Vera Bradley today. Chief Creative Officer, Ms. Bradley Baekgaard continues to be responsible for our day-to-day creative functions, including product development and store design. Ms. Miller retired in October 2012 as our National Spokesperson, but continues to serve on the Board of Directors.
Growth Strategies
Our long-term vision is to build on the Company's rich heritage and establish Vera Bradley as a premium global lifestyle brand, expand our customer reach and grow our customer connections. Our long-term strategic plan is centered upon the three planks of product, distribution, and marketing.
We call our target aspirational customer the Day Maker. She is organized, thoughtful and, most of all, appreciates femininity and beauty - in color, print and thoughtful details. We are focused on creating “beautiful solutions” for the Day Maker and believe we have a great opportunity to attract more Day Makers to our brand through our product offerings, our distribution channels, and our marketing efforts.
Product.  We have identified five key businesses where we can offer the Day Maker beautiful solutions that we believe will propel our future growth. We are optimizing our existing core product portfolio and expanding into relevant new categories. We will continue to use licenses and strategic partnerships as appropriate to expand our product categories.

•	Our Fashion Bag and Accessories business continues to be our largest opportunity and allows us to showcase our innovation, function, and fashion.

•
Travel remains a core differentiator for Vera Bradley and allows us to both embrace our heritage and to showcase newness and functionality with products like Lighten Up and our unique collapsible luggage.

•	Our Campus business has been successful, and we believe further expansion of our Collegiate Collection will help continue to propel our Campus authority forward.

•
Wellness and Beauty is a growing category as our Day Maker is looking for experiential events and wants to find wellness and beauty products that enhance her holistically. Our recent home and body fragrance launch and our current line of multi-purpose sport bags play into this theme.

•	We believe Home can continue to be a significant growth opportunity for Vera Bradley, with market attractiveness and a great brand fit. The Day Maker’s fashion statement is often her home.
In each of these areas, fabric, pattern innovation, and newness remain critical in order to stay relevant.

Distribution Channels. Vera Bradley products are available wherever our consumer chooses to shop including via full-line and factory outlet stores, online, and department and specialty retail stores. We continue to focus on tightly integrating our multi-channel business by growing our Direct distribution channel (including full-line stores, factory outlet stores, and e-commerce), further developing our department store and other Indirect channel relationships and right-sizing and working to strengthen the performance in our specialty retail channel.
In 2007 and 2009, we opened our first full-line and factory outlet stores, respectively. We believe there are ample opportunities for new stores throughout the United States and that we could eventually have up to 300 full-line and 100 factory outlet Vera Bradley stores. We added 15 new full-line and 11 new factory outlet stores in fiscal 2016, but based on recent comparable store sales trends, we have slowed our short-term plans for new store openings.
We expect to open four new full-line stores in fiscal 2017, including our first store in Manhattan which will be a flagship store in the historical SoHo district. In our full-line stores, we are working to drive traffic and sales through building a service and selling culture, nurturing more community outreach, and building more localized assortments. We will continue to revise our new, modern full-line store design and update our visual in-store presentation in our stores.
We also plan to add six new factory outlet stores in fiscal 2017. At January 30, 2016, nearly 70% of the product in the outlet channel was made specifically for our factory outlet stores.
In 2006, we began selling directly to consumers through verabradley.com. In fiscal 2016, we had approximately 59 million visits to our website. Building our digital flagship remains a key part of our distribution strategy. The redesign and conversion of our website to a new platform will be completed in fall 2016, allowing us to better convey our brand and product story, and increase consumer engagement with the Day Maker, which should ultimately generate more full-price selling. This new platform will provide us with a site that reflects our rebranding and more modern positioning, gives us more robust consumer data, allows us to strategically tailor content and offers to targeted groups or individuals, and will give us “order on-line/pick-up in-store” capabilities.
Our department store relationships allow us to expose our brand to new customers and showcase our new product assortments. Since spring 2015, we have nearly doubled our department store presence to about 620 locations. We expect to add about 100 more department store door locations this year. However, our main focus is to increase the productivity of our existing doors through editing assortments by location and delivering visual consistency across locations.
The specialty retail channel is the heritage of our business and remains very important to us. We continue to add select accounts while discontinuing unproductive accounts. While the specialty retail business is becoming a smaller percentage of our total revenue base, it is still an important piece of our business, and we are working to stabilize it by segmenting specific products to this channel and assisting retailers with assortment planning.
We have a small wholesale presence in Japan. We are currently exploring the possibility of expanding into other countries but do not foresee any additional international country expansion in fiscal 2017.
Marketing. Marketing and brand positioning are both critical elements as we continue to engage new consumers and strengthen our bond with our existing customers. In fiscal 2016, we increased aided brand awareness. In fiscal 2017, our focus is shifting to increasing brand relevancy, desire for the brand, and purchase intent.
In fiscal 2016, we worked with an outside agency to evolve our Company branding and brand positioning. We will activate this new branding and brand positioning in fiscal 2017, which will include updating elements of our visual identity such as our logo and further evolving our marketing to speak more directly to the Day Maker. We believe that highlighting our new product and enhancing our brand creative to assure our customer that we understand her will give the Day Maker a new reason to look at Vera Bradley.
Well-timed and well-executed brand activation is critical to increasing our brand relevancy and increasing purchase intent.  Through comprehensive consumer research, we have designed a media plan that we believe will effectively target our Day Maker customers and attract both lapsed and new Day Maker consumers to our brand, reaching them where they already are looking and giving them content that showcases our beautiful solutions. Our media plan for fiscal 2017 contains a fully-integrated mix of digital, social, experiential, and print, with our goal being to surround the Day Maker with our brand.
Competitive Strengths
We believe the following competitive strengths differentiate us within the marketplace and provide a strong foundation for our future growth:
Strong Brand Identity and Positioning. We believe the Vera Bradley brand is highly recognized for its distinctive and vibrant style. Vera Bradley is positioned in the market as a lifestyle brand that inspires consumers to express their femininity, individuality, and sense of style. We have also positioned our brand to highlight the high quality and functional attributes of our products. The Vera Bradley brand is more price accessible than many competing brands, which allows us to attract a wide range of consumers and increases our ability to achieve repeat purchases.
Exceptional Customer Loyalty. We believe we have a segment of long-term consumers who act as loyal and enthusiastic brand advocates. We believe this enthusiasm for our brand by our loyal customers inspires repeat purchases. Our customers often purchase our products as gifts for family members and friends, who we strive to turn into brand enthusiasts.
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
Established Network of Indirect Retailers. Our Indirect specialty retail business consists of an established and diverse network of approximately 2,600 locations. This channel, primarily located throughout the United States, includes some of the brand’s strongest advocates, and their passion has been instrumental in the development of our brand.
Unique Company Culture. We were founded in 1982 by two friends, Barbara Bradley Baekgaard and Patricia Miller, who built our business around their passion for design and commitment to customer service. We believe our founders created a unique culture that attracts passionate and motivated employees who are excited about our products and our brand. Our employees share our founders’ commitment to Vera Bradley customers. We believe that a fun, friendly, and welcoming work environment fosters creativity and collaboration and that, by empowering our employees to become personally involved in product design, testing, and marketing, they become passionate and devoted brand advocates.
Experienced Management Team. Our senior management team led by Robert Wallstrom, our Chief Executive Officer, has extensive experience across a diverse range of disciplines in product design, merchandising, marketing, store operations and development, supply chain management, and finance.
Our Product Release Strategy
We introduce new collections approximately eight times per year. Each launch typically consists of two to five signature cotton-quilted patterns that coordinate with smaller prints in the cotton-quilted fabric, as well as other fabrications including microfiber, leather, faux leather, and Preppy Poly and patterns in Streeterville and Lighten-Up, many of which are also available in solid colors. These signature patterns, coordinating patterns, and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items, that are part of the core collection release. These collections typically include classic styles, updates to existing designs, and new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue patterns and fabrications as necessary. We sell our remaining inventory of retired products primarily through our website, factory outlet stores, our annual outlet sale and third party liquidators.

Our Products
The following chart presents net revenues generated by each of our four product categories and other revenues as a percentage of our total net revenues for fiscal 2016, 2015, and 2014.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Bags	42.9%	45.4%	42.1%
Accessories	22.3%	22.8%	25.2%
Travel	24.9%	21.4%	21.9%
Home	4.5%	3.5%	3.8%
Other (1)	5.4%	6.9%	7.0%
Total	100.0%	100.0%	100.0%

(1)	Includes primarily apparel/footwear, stationery, merchandising, freight, licensing revenue, and gift card breakage revenue.
Bags. Bags are a core part of our product offerings and are the primary component of every seasonal assortment. The category consists of classic and new styles developed by our product development team to meet consumer demand. Our bag product category includes items such as totes, crossbodies, satchels, clutches, backpacks, baby bags, and lunch bags. Bags play a prominent role in our visual merchandising, and we focus on showcasing the different fabrications, patterns, colors, and features of each bag.
Accessories. Accessories include fashion accessories such as wallets, wristlets, eyeglass cases, jewelry, and scarves and various technology accessories. Our accessories are attractively priced and allow the consumer to include some color in her wardrobe, even if tucked into another bag. Our product development team consistently updates the accessories assortment based on consumer demand and fashion trends.
Travel. Our travel product category includes rolling luggage, cosmetics, travel and packing accessories, and travel bags which includes our iconic duffel and weekend bags. The first Vera Bradley product offering included duffel bags, which consistently have been a strong performer. We believe their popularity, as well as the appeal of our other travel items, results from our vibrant designs, functional styles, and lightweight fabrications.
Home. Our home category includes textiles, including throw blankets, beach towels, and comforters, wellness and beauty, as well as items such as mugs and tumblers.
Product Development
We have implemented a fully integrated and cross-functional product development process that aligns design, market research, merchandising, planning, sales, marketing, and sourcing. Product development is a core capability that makes our products unique. Our designs and aesthetics set our products apart and drive customer loyalty. Our product development team mixes an understanding of the needs of our target Day Maker customers, with knowledge of upcoming color and fashion trends, to design new collections, as well as new product categories, that will resonate in the market.
We typically begin the development stage of our products in the Vera Bradley portfolio twelve to eighteen months in advance of their release. The development of each new pattern includes the design of a primary, secondary, and sometimes a tertiary print. To seek fresh perspectives, we often collaborate with independent designers to create unique patterns for each season and also maintain an internal print design team. We oversee the development and exercise the final approval of all patterns and designs. Once developed, we generally copyright our patterns as appropriate. We believe that great design is not only central to our product development efforts, but also is a fundamental part of our brand development and growth strategies.
Our product development team works to ensure that new collections contain an assortment of products and styles that are in line with both fashion trends and Day Maker customer needs and regularly updates classic styles to enhance functionality. In addition, we actively pursue opportunities to expand our product offerings through new line and brand extensions. Our product development team monitors fashion trends and customer needs by attending major trend shows in Europe and the United States, subscribing to trend monitoring services, and engaging in comparison-shopping.

Our product development team works closely with our marketing team to gather consumer insights through seasonal market research and in-store testing. We gather seasonal market research through a variety of methodologies, including scheduled interviews and online and in-person surveys. The team assures that we offer a broad range of patterns, fabrications, styles, and functional features in a cost-effective manner. We believe that with our cross-functional, collaborative approach, we are able to introduce and sell our merchandise in a way that clearly communicates the Vera Bradley brand.
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships and licensing agreements. We currently have strategic partnerships in place for development of our fragrance and jewelry collections and licenses in place for our eyewear and collegiate collections. In the future we will continue to look for the right strategic partners and licensees that can augment the brand and provide established distributions networks for certain categories of business.
Marketing
We believe that the growth of our brand and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley brand personality. We use marketing as a critical tool in our efforts to promote our brand.
Retention Advertising. Vera Bradley communicates with our established customers consistently throughout the year with regular e-mails and seasonal direct mail catalogs, brochures and notifications. Our retention advertising is geared to keeping Vera Bradley top of mind with our customers, rewarding our customers, and providing them with news of our seasonal launches and new product introductions.
New Customer Acquisition Advertising. We primarily employ print and digital (i.e., display banner, mobile, geo-targeting, and pre-roll video) advertising to increase overall brand awareness and attract new customers. Our advertisements are placed in fashion, lifestyle, family, and teen publications and websites that complement the wide breadth of appeal of our brand. Our ads have recently appeared in Glamour, Elle, Seventeen, Teen Vogue, InStyle, Better Homes and Gardens, Parents, and Real Simple.
Direct Mail. Seasonal Vera Bradley catalogs are key vehicles for promoting our brand and product portfolio. Each catalog is sent to a targeted customer mailing list. In addition to distributing the catalog, we produce and distribute a number of other marketing pieces, including postcards and mini-mailers. We believe our direct mail medium generates excitement and awareness about the brand and seasonal introductions and allows us to reach both new and loyal customers in their homes.
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
Product placement in feature-length films and on prime-time television shows remains strong with television placements in Modern Family, The Big Bang Theory, Pretty Little Liars, and Parenthood. Movie placements include: The Other Woman, The Longest Ride, and Jurassic World.
Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to verabradley.com and to our stores. We have captured more than 3.8 million customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This captured information provides us with deeper insight into the products and categories that are in the highest interest of our customers, and allows us to better target our customers with appropriate messages. As of January 30, 2016, we had approximately 1.6 million Facebook fans and over 80,000 Twitter followers. Our Instagram, which we launched in October 2012, has grown to more than 200,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right bloggers to promote product.
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

Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of January 30, 2016, we operated 110 full-line stores averaging approximately 1,900 square feet per store. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.
Factory Outlet Stores. Our factory outlet stores are a vehicle for selling factory exclusive styles, as well as retired merchandise at discounted prices, while maintaining brand integrity. At the end of fiscal 2016, nearly 70% of the merchandise found in our factory outlet stores was factory exclusive styles. We believe our factory outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our factory outlet stores average approximately 3,200 square feet per store. As of January 30, 2016, we operated 40 factory outlet stores.
Store Location Selection Strategy. Our store location decisions for both full-line and factory outlet stores are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe any geographical market has been fully penetrated by our distribution channels. We believe that expansion of our store base complements our Indirect segment by increasing brand awareness and reinforcing our brand image. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and desirable co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic. Our target full-line store size is approximately 1,800 square feet, but we are able to work with spaces as small as 1,000 square feet or, depending on our market strategy and relevant economic factors, spaces as large as 2,800 square feet. Our target factory outlet store size is approximately 3,000 square feet.
Store Operations. The focus of our store operations is providing consumers with a comfortable and memorable shopping experience. We strive to make the experience interactive through special store events, such as showcasing newly launched products or celebrating our namesake’s birthday. Our customer service philosophy emphasizes friendly service, merchandise knowledge, and passion for the brand. Consequently, an essential requirement for the success of our stores is our ability to attract, train, and retain talented, highly motivated district managers, store managers, and sales associates.
Store Economics. We expect our new full-line stores to average approximately 1,800 square feet per store, and we expect to invest approximately $0.4 million per new store, consisting of inventory costs, pre-opening costs, and build-out costs, less tenant-improvement allowances. New full-line stores generate, on average, approximately $0.8 million in net revenues during the first twelve months, and the payback on our investment is expected to occur in less than 22 months.
We expect our factory outlet stores to average approximately 3,000 square feet per store, and we expect to invest approximately $0.4 million per new store, consisting of inventory costs, pre-opening costs, and build-out costs, less tenant-improvement allowances. New factory outlet stores generate, on average, approximately $3.0 million in net revenues during the first twelve months, and the payback on our investment is expected to occur in less than 12 months.
E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. In fiscal 2013, we invested in upgrades to our website allowing for a more user friendly homepage, enabling us to ship internationally to 15 countries, and enhancing the checkout experience. In fiscal 2015, we made additional enhancements to our website, including adding product recommendations, enhancing product descriptions, adding silhouettes for product scale, generating cart and site abandonment emails, and gathering and analyzing customer feedback. We further enhanced our website engagement features by enhancing our search capabilities in fiscal 2016. We had approximately 59 million visits to verabradley.com during fiscal 2016. To continue to enhance our website engagement, we plan to complete a redesign and conversion of our website to a new platform in the fall of fiscal 2017.
Annual Outlet Sale. Our annual outlet sale is held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We attracted approximately 55,000 attendees to our 2015 annual outlet sale.
Indirect Segment
As of January 30, 2016, we sold our products in approximately 2,600 specialty retail locations, with the majority of which we have had long-standing relationships, as well as department stores, national accounts, third party e-commerce sites, our wholesale business in Japan and third-party inventory liquidators. The top 30% of our specialty retailers account for approximately 70% of total specialty retailer revenue. No single account represented more than 10% of consolidated net revenues in fiscal 2016, with the top ten accounts representing in the aggregate approximately 30% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years.
In fiscal 2012, we launched our products in the department store channel. Since spring 2015, we have nearly doubled our department store presence to about 620 locations, which includes 250 Macy's stores. No single department store account represented more than 10% of consolidated net revenues in fiscal 2016.
Indirect Sales Force
We believe that having an in-house field sales force results in more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model. As of January 30, 2016, our sales team consisted of approximately 50 in-house, full-time sales consultants. The compensation structure for our sales consultants consists of a combination of fixed pay and sales-based incentives.
In addition to acquiring new and growing existing accounts, our sales consultants serve as a support center for our Indirect customers by assisting and educating them in areas such as merchandising and visual presentation, marketing the brand, product selection, and inventory management. Our visual merchandising program provides our sales consultants with a framework to guide our Indirect customers regarding optimal product placement and display that is intended to reinforce the message that our brand is distinct from those of our competitors.
Manufacturing and Supply Chain Model
Our multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.
Our manufacturing and sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain, with a focus on identifying appropriate countries and partners to manufacture our products. The sourcing team leverages its expertise in negotiation, relationship management, and change management to maintain a strong global supply chain.
We strive to maintain the appropriate balance of inventory to enable us to provide a high level of service to our customers, including prompt and accurate delivery of our products. We have an active and nimble sales and operations planning process that helps us balance the supply and demand issues that we encounter in our business, optimize our inventory levels, and anticipate inventory needs. We have also integrated our planning, forecasting, and segmentation processes under one function called Merchandise Planning and Allocation.
Approximately half of our products are cotton-based. Our other fabrics include nylon, polyester, microfiber, leather, and faux leather. We source our materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global sourcing team works with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. In December 2008, we opened an office in Dongguan, China, which enables us to increase our control over the manufacturing and supply chain process and monitor compliance with our quality standards. In April 2016, we plan to open an office in Hong Kong to lead the global supply chain in Asia, including the oversight of sourcing and procurement.
The majority of our finished goods products, not sourced through licenses or strategic partners, are manufactured overseas by a variety of global manufacturers located primarily in China; however, we are diversifying our manufacturing to include other countries such as Vietnam and Cambodia. We are not dependent upon any single manufacturer for our products. When determining the size of orders placed with our manufacturers, we take into account forward-looking demand, lead times for specific products, current inventory levels, and minimum order quantity requirements. Overseas production has resulted in substantial cost savings and a reduction of capital investment. With the oversight of our office in China and our independent contractors, we believe these financial benefits have been realized without sacrificing the level of quality inherent in our products or service to our customers.
Distribution Center
In 2007, we consolidated our warehousing and shipping functions into one distribution center, located in Roanoke, Indiana. In fiscal 2013 and fiscal 2015, we expanded the facility by 200,000 and 10,000 square-feet, respectively, which resulted in a total distribution center space of 428,500 square-feet. This automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantities necessary for a particular order. The expansion resulted in capacity gains in the areas of inbound receiving, inventory storage, order fulfillment, value-add processing and shipping. The facility’s advanced technology enables us to more accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.
Our products are shipped primarily via FedEx and common carriers to our stores, our Indirect retailers and department stores, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our business, including business generated through our website.
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, systems applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting, and management information for the product development, retail, sales, marketing, distribution, finance, and human resources functions of our business. We use several systems, including MICROS-Retail, SAP, JDA, and SCALE for our information technology requirements.
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
The market for handbags, in particular, is highly competitive. Our competitors include not only established companies that are expanding their production and marketing of handbags, but also frequent new entrants to the market. We directly compete with wholesalers and direct sellers of branded handbags and accessories, such as Coach, Michael Kors, Nine West, Dooney & Bourke, Kate Spade, Fossil, Brahmin, and Tory Burch.
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
Copyrights and Trademarks
The development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have approximately 780 copyrights.
We also own all of the material trademark rights used in connection with the production, marketing, and distribution of all of our products, both in the United States and in the other countries in which our products are principally sold. Our trademarks include “Vera Bradley.” We aggressively police our trademarks and copyrights and pursue infringers and counterfeiters both domestically and internationally. Our trademarks will remain in existence for as long as we continue to use and renew them in advance of their expiration dates. We have no material patents.

Employees
As of January 30, 2016, we had approximately 2,950 employees. Of the total, 2,330 were engaged in retail selling positions, 300 were engaged in distribution, sourcing and quality functions, 35 were engaged in product design, and 285 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage.
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
Executive Officers of the Company
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Robert Wallstrom	50	Chief Executive Officer, President and Director
Barbara Bradley Baekgaard	77	Co-Founder, Chief Creative Officer, and Director
Kevin J. Sierks	43	Executive Vice President – Chief Financial Officer
Sue Fuller	41	Executive Vice President – Chief Merchandising Officer
Kimberly F. Colby	54	Executive Vice President – Design
C. Roddy Mann	46	Executive Vice President – Strategy & Business Development
Theresa Palermo	40	Executive Vice President – Chief Marketing Officer
Anastacia S. Knapper	42	Senior Vice President – General Counsel and Corporate Secretary
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
C. Roddy Mann has served as our Executive Vice President – Strategy and Business Development since April 2015, as well as for the period of April 2010 to February 2014. Mr. Mann is responsible for overseeing the sales organization in both our Indirect and Direct channels. From February 2014 to April 2015, Mr. Mann served as Executive Vice President – Strategy and Operations. From 2007 to April 2010, Mr. Mann served as our Vice President – Strategy, Sales and Marketing. From 2006 to 2007, he served as Vice President – Strategic Initiatives. Prior to joining Vera Bradley, Mr. Mann was a Vice President at LakeWest Group, a consulting firm based in Cleveland, Ohio, from 1999 to 2006. In 2006, in a consulting capacity, Mr. Mann assisted us with the development of our Direct retail store strategy and execution plans.
Theresa Palermo has served as our Executive Vice President – Chief Marketing Officer since June 2015. Between 2013 and June 2015, Ms. Palermo served as Vice President, Global Marketing and Public Relations for Fossil Group, where she successfully created and executed innovative marketing strategies and campaigns for their extensive portfolio of luxury and fashion brands across North and Central America. Ms. Palermo joined Fossil in 2011 as Global Senior Director of Marketing. Prior to joining Fossil, Ms. Palermo held key marketing roles of increasing responsibility with several well-known retailers including global footwear company Collective Brands, The Timberland Company and the J. Jill Group.
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

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.verabradley.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A.    Risk Factors
You should carefully consider all of the information in this report, including the following factors, which could materially affect our business, financial condition, and results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations in future periods.
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
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may be influenced by fluctuating interest rates and credit availability, changing fuel and other energy costs, fluctuating commodity prices, levels of unemployment and consumer debt levels, changes in net worth based on market conditions, general uncertainty regarding the overall future economic environment, and weather and weather-related phenomena. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our results of operations. In the event that the U.S. economy worsens, or if there is a decline in consumer-spending levels or other unfavorable conditions, including inflation, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
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
We may not be able to regain the levels of comparable sales that we have experienced in the past and comparable sales may also further deteriorate. If our future comparable sales fail to meet market expectations, then the price of our common stock could decline. Also, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. Numerous factors influence comparable sales, including fashion trends, competition, national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, marketing programs, changes in consumer shopping trends, site selection strategy, and weather conditions. These factors may cause our comparable sales results to be lower in the future than in recent periods or lower than expectations, either of which could result in a decline in the price of our common stock.
If our multi-channel distribution model is not successful, our business and results of operations may suffer.
We currently sell into two segments: Direct to consumers through our full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana; and through our Indirect wholesale business which consists of sales to approximately 2,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third party inventory liquidators. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our future growth will depend on our ability to successfully open and operate new and current stores. We plan to open approximately 10 new stores during fiscal 2017, and additional new stores each year thereafter. Our ability to successfully open and operate stores depends on many factors, including our ability to:

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
Our business depends on a strong brand. If we are unable to execute our brand strategy, intended to enhance our brand, then we may be unable to sell our products, which could adversely impact our results of operations.
We believe that the brand image that we have developed has contributed significantly to the success of our business. We also believe that enhancing the Vera Bradley brand through our new brand strategy is critical to maintaining and expanding our customer base. Enhancing our brand and implementing our new brand strategy may require us to make substantial investments in areas such as product design, store operations, store design, community relations, and marketing. These investments might not succeed. If we are unable to successfully execute our brand strategy, our results of operations could be adversely impacted.
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
Our results of operations are subject to quarterly fluctuations, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things:

•	timing of new store openings;

•	net revenues and profits contributed by new stores;

•	increases or decreases in comparable sales;

•	shifts in the timing of holidays, particularly in the United States and China;

•	changes in our merchandise mix;

•	timing of marketing campaigns or promotions;

•	timing of sales to Indirect retailers; and

•	timing of new pattern and collection releases and new product introductions.

Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the trading price of our common stock to fluctuate significantly.
A data security or privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk and adversely affect our business.
We are dependent on information technology systems and networks, including the Internet, for a significant portion of our sales, primarily through our e-commerce operations and credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. As part of our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third-party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business and results of operations. We do not control third-party service providers and cannot guarantee that electronic or physical computer break-ins and security breaches will not occur in the future. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers. We may also incur significant costs in complying with the various applicable state, federal and foreign laws regarding unauthorized disclosure of personal information.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have an e-commerce website in the U.S. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to business risks as a result of our e-commerce operations.
We operate an e-commerce store at www.verabradley.com. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures and electronic break-ins and similar disruptions; and (v) failure to properly and smoothly launch the Company’s new e-commerce platform scheduled in the fall of fiscal 2017. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce and the accessories industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations and/or cash flows.
Closing stores could result in significant costs to us.
Since December 2014, we have closed two underperforming stores and could, in the future, decide to close additional stores that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.
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
We rely on various contract manufacturers to produce all of our products and generally do not have long-term contracts with our manufacturers. Disruptions in our contract manufacturers’ systems, losses of manufacturing certifications, or other actions by these manufacturers could increase our cost of sales, adversely affect our net revenues, and injure our reputation and customer relationships, thereby harming our business.
Our various contract manufacturers produce all of our products. We generally do not enter into long-term formal written agreements with our manufacturers and instead transact business with each of them on an order-by-order basis. In the event of a disruption in our contract manufacturers’ systems, we may be unable to locate alternative manufacturers of comparable quality at an acceptable price, or at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service, financial stability, labor practices and environmental compliance. Any delay, interruption, or increased cost in the manufactured products that might occur for any reason, such as the lack of long-term contracts or regulatory requirements and the loss of certifications, power interruptions, fires, hurricanes, war, or threats of terrorism, could affect our ability to meet customer demand for our products, adversely affect our net revenues, increase our cost of sales, and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.
We rely on various suppliers to supply a significant majority of our raw materials. Disruption in the supply of raw materials could increase our cost of goods sold and if there are not sufficient raw materials available to meet product demand, our product revenue could decline.
We generally do not enter into long-term formal written agreements with our suppliers and typically transact business with each of them on an order-by-order basis. In the event of a significant disruption in the supply of fabrics or raw materials from our current sources, we may not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In such a case, we could have difficulty meeting consumer demand and net revenues could be adversely impacted.
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
We are also subject to the risk that claims will be brought against us for infringement of the intellectual property rights of third parties, seeking to block the sale of our products considered to violate their intellectual property rights or payment of monetary amounts. In particular, we are subject to copyright infringement claims for which we may not be entitled to indemnification from our suppliers. In addition, in recent years, companies in the retail industry, including us, have been subject to patent infringement claims from non-practicing entities, or “patent trolls.” Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming and result in costly litigation. As a result, any such claim, or the combination of multiple claims, could have a material adverse effect on our operating results. If we are required to stop using any of our registered or nonregistered trademarks, our sales could decline and, consequently, our business and results of operations could be adversely affected.
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
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal 2016 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $2.8 million during fiscal 2016 within asset impairment in the consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values.
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

Our Indirect business could suffer as a result of decisions by our Indirect retailers to decrease or eliminate the amount of merchandise purchased from us.
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
Bankruptcies or other operational or financial difficulties of our Indirect retailers could adversely impact our business.
We sell our Indirect merchandise primarily to specialty retail and department stores across the United States and extend trade credit based on an evaluation of each Indirect retailer’s financial condition, usually without requiring collateral. Perceived or actual financial difficulties of a customer could cause us to curtail or eliminate business with that customer or could decrease demand for our products by that customer. Pending the resolution of a relationship with a financially troubled Indirect retailer, we might assume credit risk that we would otherwise avoid relating to our receivables from that customer. Inability to collect on accounts receivable from our Indirect retailers would adversely impact our results of operations.
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
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	actions by other shopping mall or lifestyle center tenants;

•	weather conditions, particularly during the holiday shopping period;

•	unexpected departure of key executives;

•	financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;

•	public’s response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation and other matters;

•	speculation about our business in the press or the investment community;

•	future sales of our common stock by our significant shareholders, officers and directors;

•	our entry into new markets;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	changes in accounting principles.

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
Michael Ray (our former CEO and Ms. Bradley Baekgaard's son in-law), Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 43.9% of our outstanding shares of common stock as of January 30, 2016. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation and significant corporate transactions. This concentrated ownership of outstanding common stock may limit your ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
Our actual operating results may differ significantly from our guidance.
From time to time, we provide guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of January 30, 2016. The leases on the leased properties expire at various times through 2026, subject to renewal options.

Location	Primary Use	Square Footage	Leased /Owned
Roanoke, Indiana	Corporate headquarters, design center and showroom	188,269	Owned*
Roanoke, Indiana	Warehouse and distribution	428,500	Owned**
New York, New York	Office and showroom	3,695	Leased***
Dongguan City, China	China office	6,962	Leased
Atlanta, Georgia	Showroom	5,172	Leased
Dallas, Texas	Showroom	1,782	Leased
Las Vegas, Nevada	Showroom	2,221	Leased

*	The expansion of this property during fiscal 2015, added approximately 149,000 square feet to the existing building, which now serves as the Company's corporate headquarters.

**	An additional 10,000 square feet of office space was added to this facility in fiscal 2015.

***	This showroom and office space was relocated in December 2015.
Subsequent to fiscal year end, we entered into an arrangement to lease 5,079 square feet of office space in Hong Kong.
As of January 30, 2016, we also leased 155 store locations in the United States, including 5 store locations opened or to be opened in fiscal 2017. See below for more information regarding the locations of our open stores as of January 30, 2016.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The properties in the above table are used by both the Direct segment and Indirect segment, excluding the three showrooms which are used exclusively by the Indirect segment.

Store Locations
Our full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-line and factory outlet stores we operated in each state as of January 30, 2016:

State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores	State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores
Alabama	1	—	Minnesota	2	1
Arizona	3	—	Missouri	2	1
California	7	—	Nebraska	—	1
Colorado	3	1	Nevada	—	2
Connecticut	2	1	New Jersey	9	1
Delaware	1	1	New York	8	3
Florida	6	7	North Carolina	2	3
Georgia	3	2	Ohio	4	—
Hawaii	1	1	Oklahoma	2	1
Illinois	5	1	Pennsylvania	5	2
Indiana	2	1	Rhode Island	1	—
Iowa	1	—	Tennessee	3	2
Kansas	1	—	Texas	13	3
Kentucky	2	1	Virginia	3	2
Louisiana	2	—	Washington	1	—
Maryland	4	—	Wisconsin	2	—
Massachusetts	4	1	Totals	110	40
Michigan	5	1
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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VRA”. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period in our two most recent fiscal years:

	High	Low
Fiscal 2016 Quarter ended:
January 30, 2016	$17.08	$10.54
October 31, 2015	13.95	9.58
August 1, 2015	14.50	10.70
May 2, 2015	20.18	13.94
Fiscal 2015 Quarter ended:
January 31, 2015	$23.52	$18.14
November 1, 2014	24.66	18.75
August 2, 2014	30.00	19.19
May 3, 2014	29.34	23.26
As of March 25, 2016, we had approximately 30 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
On September 9, 2014, the Company’s board of directors approved a share repurchase program (the “2014 Share Repurchase Program”) authorizing up to $40.0 million of repurchases of shares of the Company's common stock through October 2016. The 2014 Share Repurchase Program was completed in August 2015. On December 8, 2015, the Company’s board of directors approved another share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company’s common stock. The 2015 Share Repurchase Program expires in December 2017.
The Company purchased and held 2,481,367 shares at an average price of $12.57 per share, excluding commissions, for an aggregate amount of $31.2 million during the fiscal year ended January 30, 2016. Of these purchases, 283,354 shares at an average price of $14.64 per share, for an aggregate amount of $4.1 million, were purchased under the 2015 Share Repurchase Plan. As of January 30, 2016, there was $45.9 million remaining available to repurchase shares of the Company’s common stock under the 2015 Share Repurchase Program.
Details on the shares repurchased under the program during the thirteen weeks ended January 30, 2016 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
November 1, 2015 - November 28, 2015	—	$—	—	$—
November 29, 2015 - January 2, 2016	37,500	15.88	37,500	49,071,072
January 3, 2016 - January 30, 2016	245,854	14.46	245,854	45,852,895
	283,354	$14.64	283,354
Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between January 29, 2011, and January 30, 2016, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on January 29, 2011, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

Company/Market/Peer Group	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016
Vera Bradley, Inc.	$100.00	$101.42	$76.22	$70.96	$56.34	$43.66
S&P 500 Index	$100.00	$105.33	$123.87	$149.02	$170.22	$169.09
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$142.80	$132.71	$153.87	$159.53	$133.66

Item 6.        Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for the most recent three fiscal years presented and the selected balance sheet data as of January 30, 2016 and January 31, 2015 are derived from our audited consolidated financial statements included in Item 8 of this report. The selected income statement data for the fiscal years ended February 2, 2013, and January 28, 2012, and selected balance sheet data as of February 1, 2014, February 2, 2013, and January 28, 2012, are derived from our audited consolidated financial statements that are not included elsewhere in this report. These results include adjustments necessary for comparability, including discontinued operations which is discussed further in Note 14 to the Consolidated Financial Statements. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
($ in thousands, except per share data and as otherwise indicated)	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Consolidated Statement of Income Data (2):
Net revenues	$502,598	$508,990	$530,896	$535,667	$458,724
Cost of sales	221,409	239,981	238,684	231,135	202,317
Gross profit	281,189	269,009	292,212	304,532	256,407
Selling, general, and administrative expenses	236,836	208,675	201,231	197,139	164,240
Other income	2,369	3,736	4,776	6,277	7,975
Operating income	46,722	64,070	95,757	113,670	100,142
Interest expense, net	263	407	571	679	1,147
Income from continuing operations before income taxes	46,459	63,663	95,186	112,991	98,995
Income tax expense	18,901	22,828	35,057	40,597	37,103
Income from continuing operations	27,558	40,835	60,129	72,394	61,892
Loss from discontinued operations, net of taxes	—	(2,386)	(1,317)	(3,524)	(3,971)
Net income	$27,558	$38,449	$58,812	$68,870	$57,921
Basic weighted-average shares outstanding	38,795	40,568	40,599	40,536	40,507
Diluted weighted-average shares outstanding	38,861	40,632	40,648	40,571	40,542
Net income (loss) per share - basic
Continuing operations	$0.71	$1.01	$1.48	$1.79	$1.53
Discontinued operations	—	(0.06)	(0.03)	(0.09)	(0.10)
Net income	$0.71	$0.95	$1.45	$1.70	$1.43
Net income (loss) per share - diluted
Continuing operations	$0.71	$1.00	$1.48	$1.78	$1.53
Discontinued operations	—	(0.06)	(0.03)	(0.09)	(0.10)
Net income	$0.71	$0.95	$1.45	$1.70	$1.43
Net Revenues by Segment (2):
Direct	$351,286	$335,602	$321,092	$287,083	$223,168
Indirect	151,312	173,388	209,804	248,584	235,556
Total	$502,598	$508,990	$530,896	$535,667	$458,724
Store Data (3):
Total stores open at end of year	150	125	99	76	56
Comparable sales (including e-commerce) (decrease) increase (4)	(10.6)%	(7.6)%	(1.3)%	9.8%	24.9%
Total gross square footage at end of year	342,362	278,779	207,096	156,310	113,504
Average net revenues per gross square foot (5)	$703	$760	$887	$1,083	$1,042

	As of
($ in thousands)	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$97,681	$112,292	$59,215	$9,603	$4,922
Working capital	187,090	204,648	193,511	151,107	110,323
Total assets	380,679	377,284	334,383	279,462	221,320
Long-term debt, including current portion	—	—	—	15,095	25,184
Shareholders’ equity	285,255	284,471	255,147	194,225	124,007

(1)	The Company utilizes a 52-53 week fiscal year. Fiscal years 2016, 2015, 2014 and 2012 consisted of 52 weeks. Fiscal year 2013 consisted of 53 weeks.

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
Executive summary
Fiscal 2016 was the second year of our multi-year turnaround, and we made significant progress against key elements of our long-term strategic plan, laid out in March 2014, focusing on the key planks of product, distribution, and marketing.  Specifically:
Strategic Progress

•	We made progress on our product strategies, including:

•
Delivering innovation, newness, and diversification through the introduction of several new fabrications, the launch of our Collegiate Collection, and partnering with industry experts to launch our fragrance collection and expand our jewelry collection;

•	Continuing to segment our offerings by channel; and

•	Substantially enhancing our gross profit percentage through sourcing efficiencies, higher penetration of our Made for Outlet (“MFO”) product, and meaningfully reducing our promotional activity.

•	We made progress on our distribution strategies, including:

•	Opening 15 full-line stores, all in our new modern store design;

•	Opening 11 factory outlet stores and successfully transitioning to a MFO model;

•	Making key enhancements to verabradley.com, including enhanced search, which improved conversion; and

•	Nearly doubling our department store presence at Macy’s, adding distribution at select Belk and Bon-Ton stores, and beginning our Amazon partnership.

•	We began to modernize our marketing and increase brand and product awareness through:

•	Launching our multi-media national ad campaign;

•	Increasing investment in social media, which resulted in a significant increase in the size of our social community as well as coverage by a broader range of fashion and lifestyle bloggers;

•	Securing editorial and media attention in such fashion publications as Elle, In Style and Teen Vogue, as well as from online partners such as Pandora, SheKnows, Polyvore, and Spotify; and

•	Introducing our Campus Ambassador program on several college campuses.
Financial Summary

•	Net revenues decreased 1.3% to $502.6 million in fiscal 2016 compared to $509.0 million in fiscal 2015.

•	Direct segment sales increased 4.7% to $351.3 million in fiscal 2016 compared to $335.6 million in fiscal 2015. Comparable sales (including e-commerce) for fiscal 2016 decreased 10.6%.

•	Indirect segment sales decreased 12.7% to $151.3 million in fiscal 2016 compared to $173.4 million in fiscal 2015.

•	Gross profit was $281.2 million (55.9% of net revenue) in fiscal 2016 compared to $269.0 million (52.9% of net revenue) in fiscal 2015.

•	Selling, general and administrative expenses were $236.8 million (47.1% of net revenue) in fiscal 2016 compared to $208.7 million (41.0% of net revenue) in fiscal 2015.

•	Operating income was $46.7 million (9.3% of net revenue) in fiscal 2016 compared to $64.1 million (12.6% of net revenue) in fiscal 2015.

•	Income from continuing operations was $27.6 million in fiscal 2016 compared to $40.8 million in fiscal 2015.

•	Diluted income from continuing operations per share decreased 29.0% to $0.71 in fiscal 2016 from $1.00 in fiscal 2015.

•	Restructuring charges were $3.4 million ($2.1 million after the associated tax benefit) in fiscal 2016 compared to $3.0 million ($1.9 million after the associated tax benefit) in fiscal 2015.

•	Other charges affecting comparability were $3.1 million ($2.1 million after the associated tax benefit) in fiscal 2016.

•	Cash and cash equivalents were $97.7 million at January 30, 2016.

•	Capital expenditures for fiscal 2016 totaled $26.3 million, which were funded from cash generated from operations of $43.3 million.
Discontinued Operations
In June 2014, we entered into a five-year agreement with Mitsubishi Corporation Fashion Company and Look Inc. for the
importation and distribution of Vera Bradley products in Japan. As a result of moving to this wholesale business model, we exited our direct business in Japan during the third quarter of fiscal 2015 and have accounted for it as a discontinued operation. Consolidated income statement and Direct segment results for the current and prior periods presented are reported on a continuing operations basis unless otherwise stated.
Restructuring and Other Charges Affecting Comparability of the Year-to-Date Periods ended January 30, 2016, and January 31, 2015
In the first quarter of fiscal 2016, the Company closed its manufacturing facility located in New Haven, Indiana.
The Company incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit), related to the facility closing, as compared to $3.0 million ($1.9 million after the associated tax benefit), primarily related to raw materials inventory write-downs, in the fourth quarter of fiscal 2015. The fiscal 2016 charges include severance and benefit costs of approximately $1.7 million, lease termination costs of approximately $0.7 million, inventory-related charges of approximately $0.6 million, and other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million. These charges are reflected in cost of sales in the Company's Consolidated Financial Statements.
Management expects that the facility closure will reduce operating costs by approximately $12.0 million annually beginning in the fourth quarter of fiscal 2016. All production from the facility will be absorbed by the Company’s third party manufacturing suppliers.
Additional charges affecting comparability of the financial results for the fifty-two weeks ended January 30, 2016 and January 31, 2015 totaled approximately $3.1 million ($2.1 million after the associated tax benefit) consisting of charges in the first quarter of fiscal 2016 of $1.3 million in employee severance (reflected in selling, general, and administrative expenses), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).
See Note 15 to the Notes to the Consolidated Financial Statements, herein, for additional information.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts, third party e-commerce sites, our wholesale business in Japan, and third party inventory liquidators. As of January 30, 2016, our specialty retail locations have decreased to approximately 2,600 locations from their peak during fiscal 2013 of approximately 3,600 locations.
We believe hyper-promotional activity, which we define as discounts of 60% or more, has been damaging to our brand. Accordingly, we strategically reduced our use of this type of promotion both in our Direct stores and on verabradley.com during fiscal 2016.

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
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Competition;

•	Timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing and level of promotions;

•	Level of customer service that we provide in stores;

•	Our ability to source and distribute products efficiently;

•	Number of stores we open and close in any period; and

•	Timing and success of promotional and advertising efforts.
In recent years, comparable store sales have declined. With that in mind, we are slowing our full-line store opening plan in fiscal 2017 to four new stores from an average of approximately 20 new stores in prior years. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
Gross Profit
Gross profit is equal to our net revenues less our cost of sales. Cost of sales includes the direct cost of purchased merchandise, distribution center costs, operations overhead, duty, and all inbound freight costs incurred. The components of our reported cost of sales may not be comparable to those of other retail and wholesale companies.
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

	Fiscal Year Ended (1)
($ in thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Statement of Income Data (2):
Net revenues	$502,598	$508,990	$530,896
Cost of sales	221,409	239,981	238,684
Gross profit	281,189	269,009	292,212
Selling, general, and administrative expenses	236,836	208,675	201,231
Other income	2,369	3,736	4,776
Operating income	46,722	64,070	95,757
Interest expense, net	263	407	571
Income from continuing operations before income taxes	46,459	63,663	95,186
Income tax expense	18,901	22,828	35,057
Income from continuing operations	27,558	40,835	60,129
Loss from discontinued operations, net of taxes	—	(2,386)	(1,317)
Net income	$27,558	$38,449	$58,812
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	44.1%	47.1%	45.0%
Gross profit	55.9%	52.9%	55.0%
Selling, general, and administrative expenses	47.1%	41.0%	37.9%
Other income	0.5%	0.7%	0.9%
Operating income	9.3%	12.6%	18.0%
Interest expense, net	0.1%	0.1%	0.1%
Income from continuing operations before income taxes	9.2%	12.5%	17.9%
Income tax expense	3.8%	4.5%	6.6%
Income from continuing operations	5.5%	8.0%	11.3%
Loss from discontinued operations, net of taxes	—%	(0.5)%	(0.2)%
Net income	5.5%	7.6%	11.1%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-line and factory outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	January 30, 2016	January 31, 2015	February 1, 2014
Net Revenues by Segment (2):
Direct	$351,286	$335,602	$321,092
Indirect	151,312	173,388	209,804
Total	$502,598	$508,990	$530,896
Percentage of Net Revenues by Segment:
Direct	69.9%	65.9%	60.5%
Indirect	30.1%	34.1%	39.5%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Store Data (3):
Total stores open at end of period	150	125	99
Comparable sales (including e-commerce) (decrease) increase (4)	(10.6)%	(7.6)%	(1.3)%
Total gross square footage at end of period	342,362	278,779	207,096
Average net revenues per gross square foot (5)	$703	$760	$887

(1)	The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2016, 2015, and 2014 consisted of 52 weeks.

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

Fiscal 2016 Compared to Fiscal 2015
Net Revenues
For fiscal 2016, net revenues decreased $6.4 million, or 1.3%, to $502.6 million, from $509.0 million for fiscal 2015.
Direct. For fiscal 2016, net revenues increased $15.7 million, or 4.7%, to $351.3 million, from $335.6 million for fiscal 2015. This change resulted from a $51.3 million contribution of revenue from our non-comparable stores, which included 26 additional stores in the current year, partially offset by a comparable sales (including e-commerce) decrease of $33.7 million, or 10.6% and a gift card breakage revenue decrease of $1.1 million. Fiscal 2015 was the first year gift card breakage revenue was recognized; refer to Note 2, herein, for additional information. The decrease in comparable sales (including e-commerce) includes a 13.2% decrease in e-commerce sales and an 8.6% decrease in comparable store sales, primarily as a result of reduced traffic. There was also a decrease in sales at our annual outlet sale compared to the prior fiscal year. We believe the year-over-year traffic declines in e-commerce and stores are due, at least in part, to our intentional reduction of promotional activity. The aggregate number of full-line and factory outlet stores grew from 125 at the end of fiscal 2015, to 150 at the end of fiscal 2016, which includes the closure of one full-line store in fiscal 2016.
Indirect. For fiscal 2016, net revenues decreased $22.1 million, or 12.7%, to $151.3 million, from $173.4 million for fiscal 2015, primarily due to lower orders from specialty retail accounts, as well as a reduction in the number of specialty retailers.

Gross Profit
For fiscal 2016, gross profit increased $12.2 million, or 4.5%, to $281.2 million, from $269.0 million for fiscal 2015. As a percentage of net revenues, gross profit increased to 55.9% for fiscal 2016, from 52.9% for fiscal 2015. The year-over-year increase in the gross margin rate was primarily related to sourcing efficiencies (lower product costs combined with Fall 2014 cost reductions at the Company’s domestic manufacturing facility as well as leverage of overhead costs resulting from an increase in units manufactured), increased sales penetration of higher-margin MFO products, reduced promotional activity and lower levels of liquidation sales. Gross profit during fiscal 2016 was impacted by restructuring charges of $3.4 million related to the closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 15 to the Notes to the Consolidated Financial Statements herein.
Selling, General and Administrative Expenses (SG&A)
For fiscal 2016, SG&A expenses increased $28.1 million, or 13.5%, to $236.8 million, from $208.7 million for fiscal 2015. As a percentage of net revenues, SG&A expenses were 47.1% and 41.0% for fiscal 2016 and fiscal 2015, respectively. The increase in SG&A expenses for fiscal 2016 included $1.3 million in employee severance expense and $1.2 million in expense related to a retail store early termination agreement that did not occur in the comparable prior year period. The remaining increase was primarily due to investments in new stores, $6.0 million in incremental marketing and advertising, $2.7 million in additional incentive compensation, as well as $2.3 million in incremental store impairment charges. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as fixed expenses being spread over lower revenues and deleveraging of store operating expenses as a result of lower comparable store sales.
Other Income
For fiscal 2016, other income decreased $1.3 million, or 36.6%, to $2.4 million, from $3.7 million for fiscal 2015, primarily due to a decrease in reimbursement of co-op mailer expense from Indirect retailers.
Operating Income
For fiscal 2016, operating income decreased $17.4 million, or 27.1%, to $46.7 million, from $64.1 million for fiscal 2015. As a percentage of net revenues, operating income was 9.3% and 12.6% for fiscal 2016 and fiscal 2015, respectively. Operating income for fiscal 2016 was negatively impacted by the $5.9 million in restructuring and other charges described above under “Gross Profit” and “Selling, General, and Administrative Expenses.” The remaining decrease in operating income was due to an increase in selling, general, and administrative expenses and a decrease in other income, partially offset by an increase in gross profit, as described above.
The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	January 30, 2016	January 31, 2015
Operating Income:
Direct	$74,114	$74,099	$15	—%
Indirect	60,409	66,213	(5,804)	(8.8)%
Less: Unallocated corporate expenses	(87,801)	(76,242)	(11,559)	15.2%
Operating income	$46,722	$64,070	$(17,348)	(27.1)%
Direct. For fiscal 2016, the change in operating income was essentially flat. As a percentage of Direct segment net revenues, operating income in the Direct segment was 21.1% and 22.1% for fiscal 2016 and 2015, respectively. Operating income for fiscal 2016 was negatively impacted by the $3.5 million, or 1.0% as a percentage of Direct segment net revenues, in restructuring and other charges related to the closure of our manufacturing facility in the first quarter of fiscal 2016 and a retail store early termination agreement.
Indirect. For fiscal 2016, operating income decreased $5.8 million, or 8.8%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.9% and 38.2% for fiscal 2016 and 2015, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross profit as a percentage of net revenues, as described above. This increase was partially offset by $1.1 million, or 0.8% as a percentage of Indirect segment net revenues, in restructuring charges related to the closure of our manufacturing facility in the first quarter of fiscal 2016.

Corporate Unallocated. For fiscal 2016, unallocated expenses increased $11.6 million, or 15.2%. The increase in unallocated expenses included $1.3 million in employee severance expense. The remaining increase was primarily due to incremental marketing and advertising investments, an increase in incentive compensation due to Company performance, as well as an increase in depreciation expense primarily as a result of the campus consolidation.
Interest Expense, Net. For fiscal 2016, net interest expense decreased $0.1 million, or 35.4%, to $0.3 million, from $0.4 million in fiscal 2015.
Income Tax Expense. For fiscal 2016, we recorded income tax expense of $18.9 million at an effective tax rate of 40.7%, compared to 35.9% for fiscal 2015. The increase in the effective tax rate was primarily due to one-time decreases to tax expense in fiscal 2015 that did not occur in fiscal 2016, as well as increases in permanent tax exclusions in fiscal 2016 including an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits from prior years.
Income from Continuing Operations
For fiscal 2016, income from continuing operations decreased $13.2 million, or 32.5%, to $27.6 million from $40.8 million in fiscal 2015. Included in this decrease were restructuring and other charges of $6.5 million ($4.2 million after the associated tax benefit), as described in Note 15 to the Notes to the Consolidated Financial Statements herein.
Loss from Discontinued Operations, Net of Taxes
For fiscal 2015, loss from discontinued operations, net of taxes was $2.4 million reflecting the exit of the direct Japan business in the third quarter of fiscal 2015.
Net Income
For fiscal 2016, net income decreased $10.8 million, or 28.3%, to $27.6 million from $38.4 million in fiscal 2015. Included in this decrease were restructuring and other charges of $6.5 million ($4.2 million after the associated tax benefit), as described in Note 15 to the Consolidated Financial Statements herein.

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

We believe that cash flows from operating activities and the availability of borrowings under our second amended and restated credit agreement will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net cash provided by operating activities	$43,270	$103,812	$87,864
Net cash used in investing activities	(26,322)	(37,128)	(22,862)
Net cash used in financing activities	(31,531)	(13,604)	(15,313)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities was $43.3 million during fiscal 2016, as compared to $103.8 million during fiscal 2015. The decrease was primarily due to a reduction in net income of $10.9 million and changes in assets and liabilities which provided an $8.8 million use of cash as compared to a $45.3 million source of cash in the prior year, primarily as a result of inventories, accounts payable and income taxes.
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
Net cash used in investing activities was $26.3 million in fiscal 2016, compared to $37.1 million in fiscal 2015. The $10.8 million decrease in capital expenditures was driven primarily by the campus consolidation which was substantially completed in fiscal 2015.
Net cash used in investing activities was $37.1 million in fiscal 2015, compared to $22.9 million in fiscal 2014. The $14.2 million increase in capital expenditures was driven primarily by the campus consolidation and the cost associated with the opening of four additional stores during fiscal 2015 as compared to fiscal 2014.
Capital expenditures for fiscal 2017 are expected to be approximately $20.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $31.5 million in fiscal 2016 compared to $13.6 million in fiscal 2015. The $17.9 million increase in financing activities was primarily due to the completion of purchases of shares of the Company's common stock made under the 2014 Share Repurchase Program, as well as purchases under the 2015 Share Repurchase Program.
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
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of January 30, 2016, the Company had borrowing availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of January 30, 2016.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases. As of January 30, 2016, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period (3)
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases (1)	$221,047	$30,585	$59,621	$54,220	$76,621
Purchase obligations (2)	42,373	42,373	—	—	—
Total	$263,420	$72,958	$59,621	$54,220	$76,621

(1)
Our store leases generally range from five to ten years with varying renewal options. Our future operating lease obligations would change if we were to extend these leases, or if we were to enter into new operating leases.

(2)	Purchase obligations consist primarily of inventory purchases.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at January 30, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $3.1 million of uncertain tax positions have been excluded from the contractual obligations table above.

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
We reserve for projected merchandise returns based on historical experience and other assumptions that we believe to be reasonable. In the Direct business returns are refunded by issuing the same payment tender of the original purchase and in the Indirect business the customer is issued a credit to its account to apply to outstanding invoices. Merchandise exchanges of the same product at the same price are not considered merchandise returns. Product returns are often resalable through our annual outlet sale or other channels. Additionally, we reserve for other potential product credits and for customer shipments not yet received. The balance of the reserve for returns, customer shipments not yet received, and general credits was $3.3 million and $3.7 million as of January 30, 2016, and January 31, 2015, respectively.
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
The balance of inventory adjustments was $5.5 million and $9.7 million for these matters as of the fiscal years ended January 30, 2016, and January 31, 2015, respectively. These adjustments related primarily to raw materials of retired patterns and styles and merchandise from the baby gift category, which was discontinued by the Company, and technology accessories. Fiscal 2015 included a raw materials reserve related to the closure of our domestic manufacturing facility. We have the ability to move retired finished goods through a number of channels, including the annual outlet sale, our website and factory outlet stores, and through third-party liquidators as needed.

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
Valuation of Long-lived Assets
Property, plant, and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $2.8 million and $0.4 million for the periods ended January 30, 2016 and January 31, 2015, respectively.
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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our second amended and restated credit agreement, which bear interest at variable rates. The second amended and restated credit agreement allows for a revolving credit commitment of $125.0 million, bearing interest at a variable rate, based on (A) the ABR plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Assuming borrowings available under the second amended and restated credit agreement are fully extended, each quarter point increase or decrease in the interest rate would change our annual interest expense by approximately $0.3 million.
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

Item 8. Financial Statements and Supplementary Data
Vera Bradley, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vera Bradley, Inc.

We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vera Bradley, Inc. and subsidiaries at January 30, 2016 and January 31, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vera Bradley, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vera Bradley, Inc.

We have audited Vera Bradley, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vera Bradley, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Vera Bradley, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vera Bradley, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016 of Vera Bradley, Inc. and subsidiaries and our report dated March 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 29, 2016

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$97,681	$112,292
Accounts receivable, net	31,294	31,374
Inventories	113,590	98,403
Income taxes receivable	785	3,208
Prepaid expenses and other current assets	10,292	9,100
Deferred income taxes	—	13,320
Total current assets	253,642	267,697
Property, plant, and equipment, net	113,711	109,003
Deferred income taxes	11,363	—
Other assets	1,963	584
Total assets	$380,679	$377,284
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,606	$32,906
Accrued employment costs	14,937	14,595
Other accrued liabilities	16,924	15,548
Income taxes payable	10,085	—
Total current liabilities	66,552	63,049
Deferred income taxes	—	5,297
Other long-term liabilities	28,872	24,467
Total liabilities	95,424	92,813
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,804 and 40,695 shares issued and 37,701 and 40,074 outstanding, respectively	—	—
Additional paid-in capital	85,436	80,992
Retained earnings	244,009	216,451
Accumulated other comprehensive loss	(43)	(15)
Treasury stock	(44,147)	(12,957)
Total shareholders’ equity	285,255	284,471
Total liabilities and shareholders’ equity	$380,679	$377,284
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net revenues	$502,598	$508,990	$530,896
Cost of sales	221,409	239,981	238,684
Gross profit	281,189	269,009	292,212
Selling, general, and administrative expenses	236,836	208,675	201,231
Other income	2,369	3,736	4,776
Operating income	46,722	64,070	95,757
Interest expense, net	263	407	571
Income from continuing operations before income taxes	46,459	63,663	95,186
Income tax expense	18,901	22,828	35,057
Income from continuing operations	27,558	40,835	60,129
Loss from discontinued operations, net of taxes	—	(2,386)	(1,317)
Net income	$27,558	$38,449	$58,812
Basic weighted-average shares outstanding	38,795	40,568	40,599
Diluted weighted-average shares outstanding	38,861	40,632	40,648
Net income (loss) per share - basic
Continuing operations	$0.71	$1.01	$1.48
Discontinued operations	—	(0.06)	(0.03)
Net income	$0.71	$0.95	$1.45
Net income (loss) per share - diluted
Continuing operations	$0.71	$1.00	$1.48
Discontinued operations	—	(0.06)	(0.03)
Net income	$0.71	$0.95	$1.45
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$27,558	$38,449	$58,812
Cumulative translation adjustment	(28)	(3)	(398)
Comprehensive income	$27,530	$38,446	$58,414
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Number of Shares			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Common Stock	Treasury Stock	Additional Paid-in Capital			Treasury Stock	Total Equity
Balance at February 2, 2013	40,563,056	—	$75,675	$119,190	$(610)	$—	$194,255
Net income	—	—	—	58,812	—	—	58,812
Translation adjustments	—	—	—	—	(398)	—	(398)
Restricted shares vested, net of repurchase for taxes	43,675	—	(412)	—	—	—	(412)
Stock-based compensation	—	—	2,950	—	—	—	2,950
Tax related benefit of restricted stock units	—	—	(60)	$—	$—	—	(60)
Balance at February 1, 2014	40,606,731	—	$78,153	$178,002	$(1,008)	$—	$255,147
Net income	—	—	—	38,449	—	—	38,449
Translation adjustments	—	—	—	—	993	—	993
Restricted shares vested, net of repurchase for taxes	88,564	—	(674)	—	—	—	(674)
Stock-based compensation	—	—	3,513	—	—	—	3,513
Treasury stock purchased	(620,985)	620,985	—	—	—	(12,957)	(12,957)
Balance at January 31, 2015	40,074,310	620,985	$80,992	$216,451	$(15)	$(12,957)	$284,471
Net income	—	—	—	27,558	—	—	27,558
Translation adjustments	—	—	—	—	(28)	—	(28)
Stock-based compensation	—	—	5,027	—	—	—	5,027
Restricted shares vested, net of repurchase for taxes	108,228	—	(583)	—	—	—	(583)
Treasury stock purchased	(2,481,367)	2,481,367	—	—	—	(31,190)	(31,190)
Balance at January 30, 2016	37,701,171	3,102,352	$85,436	$244,009	$(43)	$(44,147)	$285,255
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Cash flows from operating activities
Net income	$27,558	$38,449	$58,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	22,173	15,216	15,104
Provision for doubtful accounts	515	(148)	(153)
Loss on disposal of property, plant, and equipment	141	21	29
Stock-based compensation	5,027	3,513	2,950
Deferred income taxes	(3,340)	428	(3,241)
Discontinued operations	—	996	—
Changes in assets and liabilities:
Accounts receivable	(435)	(2,052)	7,933
Inventories	(15,187)	38,520	(5,682)
Prepaid expenses and other assets	(2,571)	1,353	1,747
Accounts payable	(8,665)	2,873	12,892
Income taxes	12,508	(4,833)	(5,469)
Accrued and other liabilities	5,546	9,476	2,942
Net cash provided by operating activities	43,270	103,812	87,864
Cash flows from investing activities
Purchases of property, plant, and equipment	(26,322)	(37,128)	(22,862)
Net cash used in investing activities	(26,322)	(37,128)	(22,862)
Cash flows from financing activities
Payments on financial-institution debt	—	—	(45,000)
Borrowings on financial-institution debt	—	—	30,000
Tax withholdings for equity compensation	(583)	(674)	(412)
Repurchase of common stock	(30,870)	(12,841)	—
Other financing activities, net	(78)	(89)	99
Net cash used in financing activities	(31,531)	(13,604)	(15,313)
Effect of exchange rate changes on cash and cash equivalents	(28)	(3)	(77)
Net (decrease) increase in cash and cash equivalents	(14,611)	53,077	49,612
Cash and cash equivalents, beginning of period	112,292	59,215	9,603
Cash and cash equivalents, end of period	$97,681	$112,292	$59,215
Supplemental disclosure of cash-flow information
Income taxes paid	$9,302	$25,957	$42,287
Interest paid	$259	$275	$161
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid
As of January 30, 2016, January 31, 2015 and February 1, 2014	$436	$116	$—
As of January 31, 2015, February 1, 2014 and February 2, 2013	$116	$—	$—
Purchases of property, plant, and equipment incurred but not yet paid
As of January 30, 2016, January 31, 2015 and February 1, 2014	$2,872	$2,172	$—
As of January 31, 2015, February 1, 2014 and February 2, 2013	$2,172	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

1.	Description of the Company
Vera Bradley is a leading designer of women’s handbags and accessories, luggage and travel items, eyewear, and stationery and gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns, and versatile styles offer women of all ages a colorful way to accessorize every look.
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of January 30, 2016, the Company operated 110 full-line stores and 40 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third party inventory liquidators.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. As such, fiscal year 2016, 2015 and 2014 ending on January 30, 2016, January 31, 2015 and February 1, 2014, respectively, each reflected a 52-week period.

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Property, Plant, and Equipment
Property, plant, and equipment are carried at cost and depreciated or amortized over the following estimated useful lives using the straight-line method:

Buildings and building improvements ..............................................	39.5 years
Land improvements ...........................................................................	5 – 15 years
Furniture and fixtures, and leasehold improvements ........................	3 – 10 years
Computer equipment and software ...................................................	3 – 5 years
Equipment .......................................................................	7 years
Vehicles .............................................................................................	5 years
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

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken	Balance at End of Year
Fiscal year ended January 30, 2016	$2,173	$25,707	$(25,563)	$2,317
Fiscal year ended January 31, 2015	1,424	30,140	(29,391)	2,173
Fiscal year ended February 1, 2014	2,145	30,335	(31,056)	1,424

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.5 million and $0.3 million as of January 30, 2016, and January 31, 2015, respectively.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based on historical redemption patterns. During the fiscal years ended January 30, 2016 and January 31, 2015, the Company recorded $0.3 million and $1.4 million of revenue related to gift card breakage, respectively. Fiscal 2015 was the first year in which gift card breakage revenue was recognized. Gift card breakage is included in net sales in the Consolidated Statements of Income, as well as Direct segment sales; however, it is not included in the comparable sales figures.
Cost of Sales
Cost of sales includes material and labor costs, freight, inventory shrinkage, operating lease costs, duty, and other operating expenses, including depreciation of the Company’s distribution center and equipment. Costs and related expenses to purchase and distribute the products are recorded as cost of sales when the related revenues are recognized.

Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of January 30, 2016 and January 31, 2015, deferred rent liability was $11.5 million and $8.9 million, respectively, and is included within other long-term liabilities on the Consolidated Balance Sheets.
The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of January 30, 2016 and January 31, 2015, the deferred lease credit liability was $16.2 million and $13.8 million, respectively. Of this, $2.3 million and $1.8 million is included within other accrued liabilities and $13.9 million and $12.0 million is included within other long-term liabilities on the Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015, respectively.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Total advertising expense was as follows (in thousands):

Fiscal year ended January 30, 2016	$33,392
Fiscal year ended January 31, 2015	28,936
Fiscal year ended February 1, 2014	29,722
Total recovery from Indirect retailers was as follows (in thousands):

Fiscal year ended January 30, 2016	$2,180
Fiscal year ended January 31, 2015	3,509
Fiscal year ended February 1, 2014	4,483
Debt-Issuance Costs
During the fiscal year ended January 30, 2016, in connection with the second amendment and restatement of the credit agreement (see Note 5), the Company incurred additional debt-issuance costs of $0.5 million. The Company is amortizing the remaining debt-issuance costs to interest expense over the five-year term of the second amended and restated credit agreement. Debt-issuance costs, net of accumulated amortization, totaled $0.8 million at January 30, 2016, and $0.5 million at January 31, 2015, and are included in other assets on the Consolidated Balance Sheets. Amortization expense of $0.2 million is included in interest expense in the Consolidated Statements of Income for each of the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014.
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of January 30, 2016, and January 31, 2015, approximated their fair values.
The carrying amount for the credit agreement approximates fair value at January 30, 2016, and January 31, 2015, as the interest rates of these borrowings fluctuate with the market. The credit agreement falls within Level 2 of the fair value hierarchy.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard allows for either a full retrospective or a modified retrospective transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is fiscal 2019. Earlier application is permitted as of the original effective date, annual reporting periods beginning after December 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period and can be applied either prospectively or retrospectively. The Company adopted this standard for the annual period ending January 30, 2016. This standard was adopted prospectively; accordingly, the Company did not recast the prior year deferred tax assets and liabilities.
In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. This guidance is effective for interim and annual periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of the standard on its Consolidated Financial Statements.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

3.	Inventories
The components of inventories were as follows (in thousands):

	January 30, 2016	January 31, 2015
Raw materials(1)	$151	$5,542
Work in process	—	470
Finished goods	113,439	92,391
Total inventories	$113,590	$98,403

(1) The decrease in raw materials was primarily a result of the Company's finished goods suppliers purchasing and taking ownership of fabric.

4.	Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Land and land improvements	$5,981	$5,867
Building and building improvements	46,145	45,423
Furniture, fixtures, leasehold improvements and computer equipment	127,913	109,087
Equipment and vehicles	19,931	20,850
Construction in progress	8,034	7,054
	208,004	188,281
Less: Accumulated depreciation and amortization	(94,293)	(79,278)
Property, plant, and equipment, net	$113,711	$109,003
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2. An impairment charge of $2.8 million, $0.4 million and $1.2 million was recognized, using level 3 inputs, in the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively, for assets related to underperforming stores and is included in selling, general, and administrative expenses in the Consolidated Statements of Income and in depreciation and amortization of property, plant, and equipment in the Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment.
Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges and discontinued operations (in thousands):

Fiscal year ended January 30, 2016	$19,418
Fiscal year ended January 31, 2015	14,425
Fiscal year ended February 1, 2014	13,242

5.	Debt
As of January 30, 2016 and January 31, 2015, the Company had borrowing availability of $125.0 million under the amended and restated credit agreement.
 Second Amended and Restated Credit Agreement
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank,

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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

6.	Income Taxes
The components of income tax expense were as follows (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Current:
Federal	$19,823	$20,715	$34,578
Foreign	18	54	77
State	2,400	1,631	3,643
	22,241	22,400	38,298
Deferred:
Federal	(2,813)	(19)	(2,540)
State	(527)	447	(701)
	(3,340)	428	(3,241)
Total income tax expense	$18,901	$22,828	$35,057
A breakdown of the Company’s income from continuing operations before income taxes is as follows (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Domestic	$46,386	$63,445	$94,877
Foreign	73	218	309
Total income from continuing operations before income taxes	$46,459	$63,663	$95,186

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014 (in thousands):

	January 30, 2016		January 31, 2015		February 1, 2014
Federal taxes at statutory rate	$16,261	35.0%	$22,282	35.0%	$33,315	35.0%
State and local income taxes, net of federal benefit	1,217	2.6	1,350	2.2	1,912	3.0
Other	1,423	3.1	(804)	(1.3)	(170)	(1.2)
Total income tax expense	$18,901	40.7%	$22,828	35.9%	$35,057	36.8%
During the third quarter of fiscal 2015, the Company discontinued retail operations in Japan. The above information consists of continuing operations only. At the beginning of fiscal 2015, the Company made an election for tax purposes to treat the Japan operations as a branch thereby causing the Japan activity to be taxed in the United States. The final tax accounting regarding Japan was recognized upon the sale of all Japan inventory in fiscal 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred tax assets:
Compensation and benefits	$5,761	$5,070
Inventories	4,855	5,174
Deferred credits from landlords	11,056	9,095
Other	5,162	3,120
Subtotal deferred tax assets	26,834	22,459
Less: valuation allowances	(194)	(194)
Total deferred tax assets	26,640	22,265
Deferred tax liabilities:
Property, plant, and equipment	(12,970)	(12,085)
Other	(2,307)	(2,157)
Total deferred tax liabilities	(15,277)	(14,242)
Net deferred tax assets	$11,363	$8,023
Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) for the fiscal years ended January 30, 2016, and January 31, 2015, is as follows (in thousands):

	January 30, 2016	January 31, 2015
Beginning balance	$3,018	$3,115
Net (decreases) increases in unrecognized tax benefits as a result of current year activity	81	(97)
Ending balance	$3,099	$3,018
As of January 30, 2016, of the $3.1 million of total unrecognized tax benefits, $2.6 million, which is net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently not expected to decrease by a significant amount in the next twelve months. The Company recognized an immaterial

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended January 30, 2016, and January 31, 2015.
The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Income tax returns for calendar year 2012 to present are open for examination in the federal jurisdiction and in significant state jurisdictions. Taxable income/loss in foreign jurisdictions are not material.

7.	Leases
The Company is party to non-cancellable operating leases. Future minimum lease payments under the non-cancellable operating leases through expiration are as follows (in thousands and by fiscal year):

Fiscal Year	Amount
2017	$30,585
2018	30,922
2019	28,699
2020	27,492
2021	26,728
Thereafter	76,621
$221,047
Rental expense for all leases, excluding discontinued operations, was as follows (in thousands):

Fiscal year ended January 30, 2016	$32,456
Fiscal year ended January 31, 2015	25,198
Fiscal year ended February 1, 2014	22,563
Lease terms generally range from five to ten years with options to renew for varying terms. Future minimum lease payments relate primarily to the lease of retail space. Additionally, several lease agreements contain a provision for payments based on a percentage of sales in addition to the stated lease payments. Percentage rent expense was $2.4 million, $1.9 million and $2.5 million for fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.
During fiscal 2015 and fiscal 2014, the Company leased one of its facilities from leasing companies owned by certain shareholders and directors. Lease expense related to this arrangement was $0.1 million for fiscal year ended January 31, 2015, and $0.2 million for fiscal year ended February 1, 2014. The Company was also under a lease agreement during fiscal 2014 with Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. Lease expense for the fiscal year ended February 1, 2014, related to this arrangement was $0.3 million.

8.	Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $5.0 million, $3.5 million and $3.0 million in the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.
Awards of Restricted-Stock Units
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards. As of January 30, 2016, there were 5,100,762 of shares remaining in that program.
During the fiscal year ended January 30, 2016, the Company granted a total of 606,785 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2010 Equity and Incentive Plan with an aggregate fair value of $9.6 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
The majority of performance-based restricted stock units vest upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment throughout the three-year performance period and the Company’s achievement of annual net income or earnings per share targets during the three-year performance period. The Company is recognizing the expense relating to these units, net of estimated forfeitures and based on the probable outcome of achievement of the financial targets, on a straight-line basis over the vesting period.
The following table summarizes information about restricted-stock units as of and for the year ended January 30, 2016 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 31, 2015	248	$26.34	217	$26.26
Granted	440	15.85	167	15.84
Vested	(139)	25.00	(8)	29.62
Forfeited	(86)	19.51	(73)	24.09
Nonvested units outstanding at January 30, 2016	463	$18.05	303	$20.95

As of January 30, 2016, there was $6.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2016 was $2.3 million. No restricted-stock awards were granted, vested, or forfeited for the year ended January 30, 2016.

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
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of January 30, 2016, and January 31, 2015, no discretionary profit sharing payments had been approved. Total Company contributions to the plan, excluding discontinued operations, were as follows (in thousands):

Fiscal year ended January 30, 2016	$1,965
Fiscal year ended January 31, 2015	2,394
Fiscal year ended February 1, 2014	1,505

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

11.	Related-Party Transactions
The Company leased its former corporate headquarters in fiscal 2015 from leasing companies owned by certain shareholders and directors, as described further in Note 7.
In December 2013, the Company purchased land and a building, that was previously leased, from Great Dane Realty, LLC, a company owned by Barbara Bradley Baekgaard. The Board of Directors, along with independent real estate appraisers, determined the purchase price of the property, which totaled $2.4 million. This building is adjacent to the distribution center in Roanoke, Indiana.
During fiscal year ended January 31, 2015 and February 1, 2014, the Company made charitable contributions of approximately $0.8 million and $1.0 million, respectively, to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). The Foundation was founded by two of the Company’s directors, who are also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.4 million and $0.1 million as of January 30, 2016 and January 31, 2015, respectively. For fiscal 2016, the liability consisted of pass-through donations. This liability is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended January 30, 2016	$—
Fiscal year ended January 31, 2015	750
Fiscal year ended February 1, 2014	982

12.	Earnings Per Share
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

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Numerator:
Income from continuing operations	$27,558	$40,835	$60,129
Loss from discontinued operations, net of taxes	—	(2,386)	(1,317)
Net income	$27,558	$38,449	$58,812
Denominator:
Weighted-average number of common shares (basic)	38,795	40,568	40,599
Dilutive effect of stock-based awards	66	64	49
Weighted-average number of common shares (diluted)	38,861	40,632	40,648
Earnings per share - basic:
Continuing operations	$0.71	$1.01	$1.48
Discontinued operations	—	(0.06)	(0.03)
Net income	$0.71	$0.95	$1.45
Earnings per share - diluted:
Continuing operations	$0.71	$1.00	$1.48
Discontinued operations	—	(0.06)	(0.03)
Net income	$0.71	$0.95	$1.45

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

As of January 30, 2016, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. As of January 30, 2016, there were no additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations.

13.	Common Stock
On September 9, 2014, the Company’s board of directors approved a share repurchase program (the “2014 Share Repurchase Program”) authorizing up to $40.0 million of repurchases of shares of the Company's common stock through October 2016. The 2014 Share Repurchase Program was completed in August 2015. On December 8, 2015, the Company's board of directors approved another share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires in December 2017.
The Company purchased and held 2,481,367 shares at an average price of $12.57 per share, excluding commissions, for an aggregate amount of $31.2 million during the fiscal year ended January 30, 2016. Of these purchases, 283,354 shares at an average price of $14.64 per share, for an aggregate amount of $4.1 million, were purchased under the 2015 Share Repurchase Plan. As of January 30, 2016, there was $45.9 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of January 30, 2016, the Company held as treasury shares 3,102,352 shares of its common stock at an average price of $14.23 per share, excluding commissions, for an aggregate carrying amount of $44.1 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

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

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net revenues	$—	$2,963	$5,125
Cost of sales	—	1,470	1,905
Gross profit	—	1,493	3,220
Selling, general, and administrative expenses	—	2,985	4,537
Operating loss	—	(1,492)	(1,317)
Loss on disposal from discontinued operations(1)	—	(1,769)	—
Loss before income taxes	—	(3,261)	(1,317)
Income tax benefit	—	(875)	—
Loss from discontinued operations	$—	$(2,386)	$(1,317)

(1) Loss on disposal from discontinued operations primarily relates to cumulative foreign currency translation adjustments.

15.	Restructuring and Other Charges
In the first quarter of fiscal 2016, the Company closed its manufacturing facility located in New Haven, Indiana.
The Company incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit) relating to the facility closing, as compared to $3.0 million ($1.9 million after the associated tax benefit), primarily related to raw materials inventory write-downs, in the fourth quarter of fiscal 2015. The fiscal 2016 charges include severance and benefit costs of approximately $1.7 million, lease termination costs of

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

approximately $0.7 million, inventory-related charges of approximately $0.6 million, and other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million. These charges are reflected in cost of sales in the Company's Consolidated Financial Statements. Management expects that the facility closure will reduce operating costs by approximately $12.0 million annually beginning in the fourth quarter of fiscal 2016. All production from the facility will be absorbed by the Company’s third party manufacturing suppliers.
A summary of charges and related liabilities, associated with the plant closure, are as follows (in thousands):

	Inventory-Related Charges	Lease Termination Costs	Severance and Benefits Costs	Other
Fiscal 2015 charges	$2,989	$—	$—	$7
Cash payments	—	—	—	—
Non-cash charges	(2,989)	—	—	(7)
Liability as of January 31, 2015	$—	$—	$—	$—
Fiscal 2016 charges	$628	$650	$1,673	$484
Cash payments	$—	$(650)	$(1,675)	$(228)
Non-cash charges	$(628)	$—	$2	$(256)
Liability as of January 30, 2016	$—	$—	$—	$—
Additional charges affecting comparability of the financial results for the fifty-two weeks ended January 30, 2016 and January 31, 2015 totaled approximately $3.1 million ($2.1 million after the associated tax benefit) consisting of charges in the first quarter of fiscal 2016 of $1.3 million in employee severance (reflected in selling, general, and administrative expenses), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).

16.	Segment Reporting
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
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,600 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third party e-commerce sites, the Company's wholesale business in Japan, and third-party inventory liquidators. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2016, 2015 and 2014.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Segment net revenues:
Direct	$351,286	$335,602	$321,092
Indirect	151,312	173,388	209,804
Total	$502,598	$508,990	$530,896
Segment operating income:
Direct	$74,114	$74,099	$81,194
Indirect	60,409	66,213	84,130
Total	$134,523	$140,312	$165,324
Reconciliation:
Segment operating income	$134,523	$140,312	$165,324
Less:
Unallocated corporate expenses	(87,801)	(76,242)	(69,567)
Operating income	$46,722	$64,070	$95,757
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
Net revenues by product categories are as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net revenues:
Bags	$215,835	$230,978	$223,699
Accessories	112,066	116,031	133,605
Travel	125,279	109,112	116,251
Home	22,729	17,721	20,270
Other	26,689	35,148	37,071
Total	$502,598	$508,990	$530,896
As of January 30, 2016 and January 31, 2015, substantially all of the Company’s long-lived assets were located in the United States.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

17.	Quarterly Financial Information (Unaudited)
The table below sets forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration.

	Fiscal Year Ended January 30, 2016
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$101,104	$120,724	$126,674	$154,096
Gross profit	51,694	66,554	73,298	89,643
Operating (loss) income	(4,971)	9,486	16,789	25,418
(Loss) income from continuing operations	(4,136)	5,715	10,268	15,711
Loss from discontinued operations, net of taxes	—	—	—	—
Net (loss) income	(4,136)	5,715	10,268	15,711
Net (loss) income per share - basic
Continuing operations	$(0.10)	$0.15	$0.27	$0.41
Discontinued operations	—	—	—	—
Net income	$(0.10)	$0.15	$0.27	$0.41
Net (loss) income per share - diluted
Continuing operations	$(0.10)	$0.15	$0.27	$0.41
Discontinued operations	—	—	—	—
Net income	$(0.10)	$0.15	$0.27	$0.41

(1)    Includes restructuring and other charges described in Note 15.
(2)    Includes gift card breakage revenue of $0.3 million. See Note 2 for additional information.

	Fiscal Year Ended January 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$112,197	$118,960	$125,204	$152,629
Gross profit	59,755	63,444	65,768	80,042
Operating income	11,287	13,246	13,604	25,933
Income from continuing operations	6,877	7,894	8,721	17,343
Loss from discontinued operations, net of taxes	(310)	(296)	(1,780)	—
Net income	6,567	7,598	6,941	17,343
Net income (loss) per share - basic
Continuing operations	$0.17	$0.19	$0.21	$0.43
Discontinued operations	(0.01)	(0.01)	(0.04)	—
Net income	$0.16	$0.19	$0.17	$0.43
Net income (loss) per share - diluted
Continuing operations	$0.17	$0.19	$0.21	$0.43
Discontinued operations	(0.01)	(0.01)	(0.04)	—
Net income	$0.16	$0.19	$0.17	$0.43

(1)    Includes gift card breakage revenue of $1.4 million. See Note 2 for additional information.

Information in any one Quarterly period should not be considered indicative of annual results due to the effect of seasonality of the business.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Robert Wallstrom, the Chief Executive Officer of the Company, and Kevin J. Sierks, the Executive Vice President – Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of January 30, 2016.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of January 30, 2016.
The effectiveness of the Company’s internal control over financial reporting as of January 30, 2016, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. of this Annual Report on Form 10-K.
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

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2016 Annual Meeting of Shareholders under the headings “Board of Directors Information,” “Family Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines, Committee Charters and Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2016 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2016 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 30, 2016:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	975,239	—	5,100,762
Equity compensation plans not approved by security holders	—	—	—
Total	975,239	—	5,100,762

(1)	Approved before our initial public offering.

(2)	Assumes that maximum performance requirements will be achieved for performance shares with incomplete performance periods.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2016 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2016 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 29, 2016.

Signature	Title

/s/ Robert Wallstrom	Director and Chief Executive Officer (principal executive officer)
Robert Wallstrom

/s/ Kevin J. Sierks	Executive Vice President – Chief Financial Officer (principal accounting officer)
Kevin J. Sierks

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Richard Baum	Director
Richard Baum

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Mary Lou Kelley	Director
Mary Lou Kelley

/s/ John E. Kyees	Director
John E. Kyees

Signature	Title

/s/ Matthew McEvoy	Director
Matthew McEvoy

/s/ P. Michael Miller	Director
P. Michael Miller

/s/ Patricia R. Miller	Director
Patricia R. Miller

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Edward M. Schmults	Director
Edward M. Schmults

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Vera Bradley Designs, Inc. 2010 Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 333-167934)

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

10.27	Fiscal 2014 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.28	Fiscal 2014 Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.29	Fiscal 2014 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.30	Fiscal 2016 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 2015)

10.31	Fiscal 2016 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 2015)

Exhibit No.	Description

10.32	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 2015)

10.33
Second Amended and Restated Credit Agreement dated as of July 15, 2015 among Vera Bradley Designs, Inc., JPMorgan Chase Bank, National Association, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 1, 2015)

10.34*	Letter of Agreement with Theresa Palermo dated as of May 27, 2015

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Vera Bradley, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014; (ii) Consolidated Balance Sheets as of January 30, 2016, and January 31, 2015; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014; and (v) related notes. **

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