Form 10-K/A
period 2016-01-30
Vera Bradley, Inc.
filed 2016-03-30
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K/A
Amendment No. 1
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
The registrant had 37,604,770 shares of its common stock outstanding as of March 29, 2016.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
_____________________________________________
EXPLANATORY NOTE FOR AMENDMENT NO. 1:
Vera Bradley, Inc. (the “Company”) is filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the “Initial Filing”), filed with the SEC on March 29, 2016, (i) to amend and restate the shares of its common stock outstanding as of March 29, 2016, as presented on the cover page of the Company's Form 10-K; and (ii) to provide relevant portions of the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as of the date of this Amendment.
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

PART IV
Item 15.        Exhibits, Financial Statement Schedules

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

Vera Bradley, Inc.

/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer