Form 10-Q
period 2016-04-30
Vera Bradley, Inc.
filed 2016-06-08
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,004,561 shares of its common stock outstanding as of June 3, 2016.

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
For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
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

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2016	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$51,813	$97,681
Short-term investments	30,013	—
Accounts receivable, net	27,691	31,294
Inventories	113,412	113,590
Income taxes receivable	2,766	785
Prepaid expenses and other current assets	11,947	10,292
Total current assets	237,642	253,642
Property, plant, and equipment, net	114,904	113,711
Deferred income taxes	11,142	11,363
Other assets	2,057	1,963
Total assets	$365,745	$380,679
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,378	$24,606
Accrued employment costs	10,503	14,937
Other accrued liabilities	17,155	16,924
Income taxes payable	—	10,085
Total current liabilities	54,036	66,552
Long-term liabilities	29,445	28,872
Total liabilities	83,481	95,424
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,905 and 40,804 shares issued and 37,449 and 37,701 shares outstanding, respectively	—	—
Additional paid-in-capital	85,706	85,436
Retained earnings	246,427	244,009
Accumulated other comprehensive loss	(38)	(43)
Treasury stock	(49,831)	(44,147)
Total shareholders’ equity	282,264	285,255
Total liabilities and shareholders’ equity	$365,745	$380,679
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net revenues	$105,181	$101,104
Cost of sales	45,525	49,410
Gross profit	59,656	51,694
Selling, general, and administrative expenses	56,376	57,612
Other income	577	947
Operating income (loss)	3,857	(4,971)
Interest expense, net	48	77
Income (loss) before income taxes	3,809	(5,048)
Income tax expense (benefit)	1,391	(912)
Net income (loss)	$2,418	$(4,136)
Basic weighted-average shares outstanding	37,547	39,884
Diluted weighted-average shares outstanding	37,724	39,884

Basic net income (loss) per share	$0.06	$(0.10)
Diluted net income (loss) per share	$0.06	$(0.10)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net income (loss)	$2,418	$(4,136)
Cumulative translation adjustment	5	10
Comprehensive income (loss)	$2,423	$(4,126)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities
Net income (loss)	$2,418	$(4,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant, and equipment	4,702	5,174
Provision for doubtful accounts	23	(381)
Loss on disposal of property, plant, and equipment	—	52
Stock-based compensation	842	1,404
Deferred income taxes	221	348
Gain on short-term investment	(13)	—
Changes in assets and liabilities:
Accounts receivable	3,580	5,514
Inventories	178	(3,391)
Prepaid expenses and other assets	(1,749)	(320)
Accounts payable	1,262	(2,905)
Income taxes	(12,066)	(2,523)
Accrued and other liabilities	(3,395)	394
Net cash used in operating activities	(3,997)	(770)
Cash flows from investing activities
Purchases of property, plant, and equipment	(5,594)	(7,530)
Purchase of short-term investments	(30,000)	—
Net cash used in investing activities	(35,594)	(7,530)
Cash flows from financing activities
Tax withholdings for equity compensation	(572)	(478)
Repurchase of common stock	(5,694)	(6,921)
Other financing activities, net	(16)	(24)
Net cash used in financing activities	(6,282)	(7,423)
Effect of exchange rate changes on cash and cash equivalents	5	10
Net decrease in cash and cash equivalents	(45,868)	(15,713)
Cash and cash equivalents, beginning of period	97,681	112,292
Cash and cash equivalents, end of period	$51,813	$96,579
Supplemental disclosure of cash flow information
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of April 30, 2016 and May 2, 2015	$426	$374
Expenditures incurred but not yet paid as of January 30, 2016 and January 31, 2015	$436	$116
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of April 30, 2016 and May 2, 2015	$3,173	$3,391
Expenditures incurred but not yet paid as of January 30, 2016 and January 31, 2015	$2,872	$2,172
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

1.    Description of the Company and Basis of Presentation
The terms “Company” and “Vera Bradley” refer to Vera Bradley, Inc. and its subsidiaries, except where the context requires otherwise or where otherwise indicated.
Vera Bradley is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns, and brilliant colors continue to inspire and connect women.
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of April 30, 2016, the Company operated 111 full-line stores and 41 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, the Company's wholesale customer in Japan, and third-party inventory liquidators.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended April 30, 2016, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended April 30, 2016, and May 2, 2015, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of April 30, 2016 and January 30, 2016, deferred rent liability was $11.8 million and $11.5 million, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of April 30, 2016 and January 30, 2016, the deferred lease credit liability was $16.5 million and $16.2 million, respectively. Of these amounts, $2.3 million is included within other accrued liabilities as of April 30, 2016 and January 30, 2016; and $14.2 million and $13.9 million is included within long-term liabilities as of April 30, 2016 and January 30, 2016, respectively.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The standard is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted.
The Company early adopted this standard for the quarter ended April 30, 2016. The impact of the adoption of this standard was as follows:

•	approximately $55,000 of excess tax benefits was recorded through income tax expense as a discrete item, adopted on a prospective basis;

•	excess tax benefits were combined with other income tax cash flows within operating cash flows adopted on a prospective basis; and

•	cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity.

•	The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Numerator:
Net income (loss)	$2,418	$(4,136)
Denominator:
Weighted-average number of common shares (basic)	37,547	39,884
Dilutive effect of stock-based awards	177	—
Weighted-average number of common shares (diluted)	37,724	39,884
Earnings (loss) per share:
Basic	$0.06	$(0.10)
Diluted	$0.06	$(0.10)
As of April 30, 2016 and May 2, 2015, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of April 30, 2016, and January 30, 2016, approximated their fair values.
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The initial investment was $30.0 million and the Company has the positive intent and ability to hold the certificate of deposit to maturity. The accrued interest on the certificate of deposit is recognized in interest expense, net, in the Company's Consolidated Financial Statements. Due to the observable inputs, the certificate of deposit approximated its fair value as of April 30, 2016, and is classified within Level 2 of the fair value hierarchy.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

4.    Inventories
The components of inventories were as follows (in thousands):

	April 30, 2016	January 30, 2016
Raw materials	$—	$151
Finished goods	113,412	113,439
Total inventories	$113,412	$113,590

5.    Debt
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and KeyBank National Association, as documentation agent (the “Credit Agreement”), which amended and restated the Company's prior credit agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which may be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”).
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
As of April 30, 2016 and January 30, 2016, the Company had borrowing availability of $125.0 million under its second amended and restated credit agreement.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.

Vera Bradley, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

The effective tax rate for the thirteen weeks ended April 30, 2016, was 36.5%, compared to 18.1% for the thirteen weeks ended May 2, 2015. The year-over year increase is primarily due to an increase in income before income taxes in the current year, partially offset by the relative impact of permanent items, as well as an income tax reserve for uncertain tax positions in the prior year and a discrete item related to an excess tax benefit from share-based payments as a result of the early adoption of ASU 2016-09, as further described in Note 1 herein.

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
Awards of Restricted Stock Units
During the thirteen weeks ended April 30, 2016, the Company granted 295,148 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 562,630 time-based and performance-based restricted stock units with an aggregate fair value of $9.1 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
The majority of the time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Restricted stock units issued to non-employee directors vest after a one-year period from the grant date. The Company recognizes the expense relating to these units, net of estimated forfeitures, on a straight-line basis over the vesting period.
Performance-based restricted stock units vest upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment throughout the three-year performance period and the Company’s achievement of annual earnings per share targets during the three-year performance period. The Company recognizes the expense relating to these units, net of estimated forfeitures, based on the probable outcome of achievement of the financial targets, on a straight-line basis over three years.
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended April 30, 2016 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 30, 2016	463	$18.05	303	$20.95
Granted	169	19.73	126	19.76
Vested	(131)	18.58	—	—
Forfeited	—	—	(46)	23.63
Nonvested units outstanding at April 30, 2016	501	$18.48	383	$20.24
As of April 30, 2016, there was $9.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

9.    Common Stock
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires in December 2017. The prior share repurchase program (the “2014 Share Repurchase Program”) was approved by the board of directors on September 9, 2014, and authorized share repurchases up to $40.0 million. The 2014 Share Repurchase Program was completed in fiscal 2016.
The Company purchased 354,052 shares at an average price of $16.05 per share, excluding commissions, for an aggregate amount of $5.7 million during the thirteen weeks ended April 30, 2016, under the 2015 Share Repurchase Program. As of April 30, 2016, there was $40.2 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of April 30, 2016, the Company held as treasury shares 3,456,404 shares of its common stock at an average price of $14.42 per share, excluding commissions, for an aggregate carrying amount of $49.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

10.    Restructuring and Other Charges
In the first quarter of fiscal 2016, the Company closed its manufacturing facility located in New Haven, Indiana. The Company incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit), related to the facility closing. These charges include severance and benefit costs of approximately $1.7 million, lease termination costs of approximately $0.7 million, inventory-related charges of approximately $0.6 million, and other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million. These charges are reflected in cost of sales in the Company's Consolidated Financial Statements. Management expects that the facility closure will reduce operating costs by approximately $12.0 million annually. All production from the facility was absorbed by the Company’s third party manufacturing suppliers. There are no remaining liabilities associated with the facility closure.
Additional charges affecting comparability of the financial results for the thirteen weeks ended April 30, 2016 and May 2, 2015 totaled approximately $3.1 million ($2.1 million after the associated tax benefit) consisting of charges in the first quarter of fiscal 2016 of $1.3 million in employee severance (reflected in selling, general, and administrative expenses), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).

11.    Short-Term Investments
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. Interest income from the investment is included in interest expense, net, in the Company's Consolidated Financial Statements. The Company’s objective with respect to this investment is to earn a higher rate of return on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk with the positive intent and ability to hold this investment to maturity. As of April 30, 2016, the Company held $30.0 million in short-term investments. The Company did not have short-term investments as of January 30, 2016.

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
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,600 locations, substantially all of which are located in the United States, as well as key accounts, which include department stores, national accounts, third-party e-commerce sites, the Company's wholesale customer in Japan, and third-party inventory liquidators.
Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, merchandising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Segment net revenues:
Direct	$72,946	$70,433
Indirect	32,235	30,671
Total	$105,181	$101,104
Segment operating income:
Direct	$12,137	$8,027
Indirect	12,598	9,904
Total	$24,735	$17,931
Reconciliation:
Segment operating income	$24,735	$17,931
Less:
Unallocated corporate expenses	(20,878)	(22,902)
Operating income (loss)	$3,857	$(4,971)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended April 30, 2016 and May 2, 2015. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended April 30, 2016, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the first quarter of fiscal 2017:
Strategic Progress

•
We opened one new full-line store in metropolitan Chicago and one new factory outlet store in Foley, Alabama during the first quarter and relocated our full-line Park Meadows store in metropolitan Denver to a higher traffic location. Both full-line stores feature our new, modern interior store design and updated logo and facade.

•	We are working with our store teams to drive traffic and sales through enhancing our sell-and-service culture, as well as nurturing more customer and community outreach.

•
We are continuing to reinvigorate and modernize our cotton assortment with new patterns, styles, silhouettes, hardware, and functionality. We are also continuing to innovate and drive sales with the addition of non-cotton offerings to our assortment.

•
We are continuing work on the redesign and conversion of verabradley.com to a new platform, creating a dynamic digital flagship which will be launched in September 2016. The new site will offer a number of of enhancements including the ability to strategically segment and personalize messaging, express check-out, and “order on-line, pickup in-store,” among many others.

•
We are positioning for additional department store growth not only by adding more distribution points but by building the productivity of our existing doors through editing and curating assortments by location, adding more floor space where appropriate, and delivering visual consistency across locations.

•	We opened a sourcing and procurement office in Hong Kong to lead our global supply chain in Asia.
Financial Summary (all comparisons are to the first quarter of fiscal 2016)

•	Net revenues increased 4.0% to $105.2 million.

•	Direct segment sales increased 3.6% to $72.9 million. Comparable sales (including e-commerce) decreased 6.7%.

•	Indirect segment sales increased 5.1% to $32.2 million.

•	Gross profit was $59.7 million, or 56.7% of net revenue.

•	Operating income was $3.9 million.

•	Net income was $2.4 million, or $0.06 per diluted share.

•	Cash and cash equivalents and short-term investments were $81.8 million at April 30, 2016.

•	Capital expenditures totaled $5.6 million.

•	Repurchases of common stock totaled $5.7 million.
Restructuring and Other Charges Affecting Comparability of the Periods ended April 30, 2016, and May 2, 2015
In the first quarter of fiscal 2016 (the comparable prior-year period), we closed our manufacturing facility located in New Haven, Indiana. We incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit), related to the facility closing. These charges include severance and benefit costs of approximately $1.7 million, lease termination costs of approximately $0.7 million, inventory-related charges of approximately $0.6 million, and other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million. These charges are reflected in cost of sales in our Consolidated Financial Statements. We expect that the facility closure will reduce operating costs by approximately $12.0 million annually. All production from the facility was absorbed by our third party manufacturing suppliers.

Additional charges affecting comparability of the financial results for the thirteen weeks ended April 30, 2016 and May 2, 2015, totaled approximately $3.1 million ($2.1 million after the associated tax benefit) consisting of charges in the first quarter of fiscal 2016 of $1.3 million in employee severance (reflected in selling, general, and administrative expenses), $1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses), and $0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts, third-party e-commerce sites, our wholesale customer in Japan, and third-party inventory liquidators.
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
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Overall levels of mall and e-commerce traffic;

•	Competition;

•	The timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing and level of promotions;

•	The level of customer service that we provide in stores;

•	Our ability to source and distribute products efficiently;

•	The number of stores we open and close in any period; and

•	The timing and success of promotional and advertising efforts.
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
Operating Income (Loss)
Operating income (loss) is equal to gross profit less SG&A expenses plus other income. Operating income (loss) excludes interest income, interest expense, and income taxes.
Net Income (Loss)
Net income (loss) is equal to operating income less net interest expense and income taxes.

Results of Operations
The following tables summarize key components of our consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Statement of Income Data:
Net revenues	$105,181	$101,104
Cost of sales	45,525	49,410
Gross profit	59,656	51,694
Selling, general, and administrative expenses	56,376	57,612
Other income	577	947
Operating income (loss)	3,857	(4,971)
Interest expense, net	48	77
Income (loss) before income taxes	3,809	(5,048)
Income tax expense (benefit)	1,391	(912)
Net income (loss)	$2,418	$(4,136)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	43.3%	48.9%
Gross profit	56.7%	51.1%
Selling, general, and administrative expenses	53.6%	57.0%
Other income	0.5%	0.9%
Operating income (loss)	3.7%	(4.9)%
Interest expense, net	—%	0.1%
Income (loss) before income taxes	3.6%	(5.0)%
Income tax expense (benefit)	1.3%	(0.9)%
Net income (loss)	2.3%	(4.1)%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net Revenues by Segment:
Direct	$72,946	$70,433
Indirect	32,235	30,671
Total	$105,181	$101,104
Percentage of Net Revenues by Segment:
Direct	69.4%	69.7%
Indirect	30.6%	30.3%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Operating Income (Loss) by Segment:
Direct	$12,137	$8,027
Indirect	12,598	9,904
Less: Corporate unallocated	(20,878)	(22,902)
Total	$3,857	$(4,971)
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
Direct	16.6%	11.4%
Indirect	39.1%	32.3%
Store Data (1):
Total stores open at end of period	152	135
Comparable sales (including e-commerce) decrease (2)	(6.7)%	(16.9)%
Total gross square footage at end of period (all stores)	346,708	304,744
Average net revenues per gross square foot (3)	$128	$130

(1)	Includes our full-line and factory outlet stores.

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

Thirteen Weeks Ended April 30, 2016, Compared to Thirteen Weeks Ended May 2, 2015
Net Revenues
For the thirteen weeks ended April 30, 2016, net revenues increased $4.1 million, or 4.0%, to $105.2 million, from $101.1 million in the comparable prior-year period.
Direct. For the thirteen weeks ended April 30, 2016, net revenues in the Direct segment increased $2.5 million, or 3.6%, to $72.9 million, from $70.4 million in the comparable prior-year period. This change resulted from a $7.1 million contribution of revenue from our non-comparable stores, including two additional stores opened in the current fiscal year, which was partially offset by a comparable sales (including e-commerce) decrease of $4.1 million, or 6.7%. The decrease in comparable sales (including e-commerce) includes an 11.0% decrease in e-commerce sales and a 3.8% decrease in comparable store sales. The decline in comparable sales (including e-commerce) was primarily due to year-over-year declines in e-commerce and store traffic, as well as lower levels of e-commerce promotional activity.
Indirect. For the thirteen weeks ended April 30, 2016, net revenues in the Indirect segment increased $1.5 million, or 5.1%, to $32.2 million, from $30.7 million in the comparable prior-year period. This change was primarily due to incremental sales to certain non-department store key accounts and the timing of a product launch in the specialty channel, that shifted revenues into the second quarter of the prior year from the first quarter, partially offset by a decline in orders from the Company's specialty retail accounts.

Gross Profit
For the thirteen weeks ended April 30, 2016, gross profit increased $8.0 million, or 15.4%, to $59.7 million, from $51.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 56.7% for the thirteen weeks ended April 30, 2016, from 51.1% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to sourcing efficiencies (reduced overhead costs resulting from the closing of the Company's domestic manufacturing combined with lower product sourcing costs), operational efficiencies, and increased sales penetration of higher-margin made-for-outlet products. In addition, gross profit in the first quarter of the comparable prior-year period was impacted by restructuring charges of $3.4 million, or 3.4% as a percentage of net revenues, related to the closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 10 to the Notes to the Consolidated Financial Statements herein.
Selling, General, and Administrative Expenses
For the thirteen weeks ended April 30, 2016, SG&A expenses decreased $1.2 million, or 2.1%, to $56.4 million, from $57.6 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 53.6% for the thirteen weeks ended April 30, 2016, from 57.0% in the comparable prior-year period. The decrease in SG&A expenses for the thirteen weeks ended April 30, 2016 was primarily due to $1.3 million in employee severance expense and $1.2 million in expense related to a retail store early termination agreement that occurred in the first quarter of the prior year and a current year reduction in advertising spending due to the timing of spending in the fiscal 2017 period, partially offset by incremental new store expenses in the current year (we opened 11 full-line and 7 factory outlet stores during the past 12 months). SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned items, partially offset by fixed expenses being spread over lower comparable sales and deleveraging of store operating expenses as a result of lower comparable store sales.
Other Income
For the thirteen weeks ended April 30, 2016, other income decreased $0.3 million, or 39.1%, to $0.6 million, from $0.9 million in the comparable prior-year period, primarily due to a decrease in reimbursement of co-op mailer expense from Indirect retailers.
Operating Income (Loss)
For the thirteen weeks ended April 30, 2016, operating income (loss) increased $8.9 million, or 178.0%, to $3.9 million in the current year, from $(5.0) million in the comparable prior-year period. As a percentage of net revenues, operating income (loss) was 3.7% and (4.9)% for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. Operating income (loss) for the comparable prior-year period was negatively impacted by the $5.9 million in restructuring and other charges described above under “Gross Profit” and “Selling, General, and Administrative Expenses.” The remaining increase in operating income was due to an increase in gross profit, partially offset by an increase in selling, general, and administrative expenses (after accounting for $2.5 million in other charges), and a decrease in other income, as described above.
Direct. For the thirteen weeks ended April 30, 2016, operating income in the Direct segment increased $4.1 million, or 51.2%, to $12.1 million from $8.0 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 16.6% and 11.4% for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to $3.5 million, or 4.9% as a percentage of Direct segment net revenues, in restructuring and other charges related to the closure of our manufacturing facility and a retail store early termination agreement in the comparable prior-year period and an increase in gross profit as a percentage of net revenues, partially offset by investments in new stores and deleveraging of store operating expenses as a result of lower comparable store sales.
Indirect. For the thirteen weeks ended April 30, 2016, operating income in the Indirect segment increased $2.7 million, or 27.2%, to $12.6 million from $9.9 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.1% and 32.3% for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross profit as a percentage of net revenues, as described above, as well as $1.1 million, or 3.7% as a percentage of Indirect segment net revenues, in restructuring charges related to the closure of our manufacturing facility in the comparable prior-year period.
Corporate Unallocated. For the thirteen weeks ended April 30, 2016, unallocated expenses decreased $2.0 million, or 8.8%, to $20.9 million from $22.9 million in the comparable prior-year period. The decrease in unallocated expenses was primarily a result of $1.3 million in employee severance expense in the comparable prior-year period but not the fiscal 2017 period, as well as a reduction in advertising expenses due to the timing of advertising spending in the fiscal 2017 period as compared to the comparable prior-year period.
Income Tax Expense (Benefit)
The effective tax rate for the thirteen weeks ended April 30, 2016, was 36.5%, compared to 18.1% for the thirteen weeks ended May 2, 2015. The year-over year increase is primarily due to an increase in income before income taxes in the current year, partially offset by the relative impact of permanent items, as well as an income tax reserve for uncertain tax positions in the prior year and a discrete item related to an excess tax benefit from share-based payments as a result of the early adoption of ASU 2016-09, as further described in Note 1 to the Notes to the Consolidated Financial Statements herein.
Net Income (Loss)
For the thirteen weeks ended April 30, 2016, net income (loss) increased $6.5 million, or 158.5%, to $2.4 million from $(4.1) million in the comparable prior-year period. The comparable prior-year period included restructuring and other charges of $6.5 million ($4.2 million after the associated tax benefit), as described in Note 10 to the Notes to the Consolidated Financial Statements herein.
Liquidity and Capital Resources
General
Our primary source of liquidity is cash on hand and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement at April 30, 2016. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; share repurchases; and debt repayments. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash flows from operating activities and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Short-Term Investments
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. Interest income from the investment is included in interest expense, net, in our Consolidated Financial Statements. Our objective with respect to this investment is to earn a higher rate of return on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk with the intent and ability to hold this investment to maturity.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net cash used in operating activities	$(3,997)	$(770)
Net cash used in investing activities	(35,594)	(7,530)
Net cash used in financing activities	(6,282)	(7,423)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash used in operating activities for the thirteen weeks ended April 30, 2016, was $4.0 million, compared to net cash used in operating activities of $0.8 million for the thirteen weeks ended May 2, 2015. The increase in cash used in operating activities was primarily due to an increase in tax payments of $9.5 million as a result of the net loss in the prior comparable-year period, partially offset by an increase of net income of $6.5 million.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term investments and capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $35.6 million and $7.5 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The increase in investing activities was due to a $30.0 million short-term investment in a certificate of deposit made in the first quarter of fiscal 2017, partially offset by a decrease in property, plant, and equipment spending primarily due to two new stores opened in the first quarter of fiscal 2017 as compared to ten stores in the comparable-prior year period, as well as spending for the campus consolidation in the prior year which did not recur in the current year, partially offset by an increase in information technology investments.
Capital expenditures for fiscal 2017 are expected to be approximately $20.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $6.3 million and $7.4 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The decrease in financing activities was primarily due to a lower amount of purchases of shares of the Company's common stock as compared to the prior year.
Second Amended and Restated Credit Agreement
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and KeyBank National Association, as documentation agent (the “Credit Agreement”), which amended and restated our prior credit agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which may be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”).
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of April 30, 2016, the Company had borrowing availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of April 30, 2016.

Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of April 30, 2016, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.
Recently Issued Accounting Pronouncements
Refer to Note 1 Description of the Company and Basis of Presentation of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of April 30, 2016, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2016.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There has been no material change to our risk factors as previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 8, 2015, the Company’s board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires in December 2017. During the thirteen weeks ended April 30, 2016, the Company repurchased 354,052 shares of the Company's common stock at an average price of $16.05 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended April 30, 2016 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
January 31, 2016 - February 27, 2016	186,492	$14.75	186,492	$43,101,545
February 28, 2016 - April 2, 2016	12,760	17.08	12,760	42,883,582
April 3, 2016 - April 30, 2016	154,800	17.54	154,800	40,168,648
	354,052	$16.05	354,052

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2017 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2017 Annual Incentive Compensation Plan (Executives)

10.3	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen Weeks ended April 30, 2016 and May 2, 2015; (ii) Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended April 30, 2016 and May 2, 2015; (iii) Consolidated Balance Sheets as of April 30, 2016 and January 30, 2016; (iv) Consolidated Statements of Cash Flows for the Thirteen Weeks ended April 30, 2016 and May 2, 2015, and (v) Notes to Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: June 8, 2016	/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fiscal 2017 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2017 Annual Incentive Compensation Plan (Executives)

10.3	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the Thirteen Weeks ended April 30, 2016 and May 2, 2015; (ii) Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended April 30, 2016 and May 2, 2015; (iii) Consolidated Balance Sheets as of April 30, 2016 and January 30, 2016; (iv) Consolidated Statements of Cash Flows for the Thirteen Weeks ended April 30, 2016 and May 2, 2015, and (v) Notes to Consolidated Financial Statements. **

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