Form 10-Q
period 2016-07-30
Vera Bradley, Inc.
filed 2016-09-07
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 36,585,514 shares of its common stock outstanding as of August 31, 2016.

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
For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 30, 2016	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$55,456	$97,681
Short-term investments	30,051	—
Accounts receivable, net	29,226	31,294
Inventories	96,547	113,590
Income taxes receivable	2,014	785
Prepaid expenses and other current assets	12,220	10,292
Total current assets	225,514	253,642
Property, plant, and equipment, net	114,792	113,711
Deferred income taxes	10,894	11,363
Other assets	2,430	1,963
Total assets	$353,630	$380,679
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,283	$24,606
Accrued employment costs	10,318	14,937
Other accrued liabilities	17,803	16,924
Income taxes payable	—	10,085
Total current liabilities	45,404	66,552
Long-term liabilities	29,719	28,872
Total liabilities	75,123	95,424
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,911 and 40,804 shares issued and 36,817 and 37,701 shares outstanding, respectively	—	—
Additional paid-in-capital	86,848	85,436
Retained earnings	251,536	244,009
Accumulated other comprehensive loss	(46)	(43)
Treasury stock	(59,831)	(44,147)
Total shareholders’ equity	278,507	285,255
Total liabilities and shareholders’ equity	$353,630	$380,679
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net revenues	$119,245	$120,724	$224,426	$221,828
Cost of sales	50,857	54,170	96,382	103,580
Gross profit	68,388	66,554	128,044	118,248
Selling, general, and administrative expenses	60,305	57,351	116,681	114,963
Other income	220	283	797	1,230
Operating income	8,303	9,486	12,160	4,515
Interest expense, net	63	72	111	149
Income before income taxes	8,240	9,414	12,049	4,366
Income tax expense	3,131	3,699	4,522	2,787
Net income	$5,109	$5,715	$7,527	$1,579
Basic weighted-average shares outstanding	37,030	39,315	37,288	39,600
Diluted weighted-average shares outstanding	37,113	39,328	37,419	39,606

Basic net income per share	$0.14	$0.15	$0.20	$0.04
Diluted net income per share	$0.14	$0.15	$0.20	$0.04
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$5,109	$5,715	$7,527	$1,579
Cumulative translation adjustment	(8)	(9)	(3)	1
Comprehensive income	$5,101	$5,706	$7,524	$1,580
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities
Net income	$7,527	$1,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	9,555	9,904
Impairment charges	1,578	—
Provision for doubtful accounts	273	436
Loss on disposal of property, plant, and equipment	10	52
Stock-based compensation	2,043	2,515
Deferred income taxes	469	713
Gain on short-term investment	(51)	—
Changes in assets and liabilities:
Accounts receivable	1,795	(2,925)
Inventories	17,043	(5,518)
Prepaid expenses and other assets	(2,395)	(1,982)
Accounts payable	(7,632)	(5,931)
Income taxes	(11,314)	295
Accrued and other liabilities	(3,127)	(136)
Net cash provided by (used in) operating activities	15,774	(998)
Cash flows from investing activities
Purchases of property, plant, and equipment	(11,651)	(15,359)
Purchase of short-term investments	(30,000)	—
Proceeds from disposal of property, plant, and equipment	8	—
Net cash used in investing activities	(41,643)	(15,359)
Cash flows from financing activities
Tax withholdings for equity compensation	(631)	(484)
Repurchase of common stock	(15,695)	(19,364)
Other financing activities, net	(27)	(46)
Net cash used in financing activities	(16,353)	(19,894)
Effect of exchange rate changes on cash and cash equivalents	(3)	1
Net decrease in cash and cash equivalents	(42,225)	(36,250)
Cash and cash equivalents, beginning of period	97,681	112,292
Cash and cash equivalents, end of period	$55,456	$76,042
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$15,396	$960
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of July 30, 2016 and August 1, 2015	$425	$1,268
Expenditures incurred but not yet paid as of January 30, 2016 and January 31, 2015	$436	$116
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of July 30, 2016 and August 1, 2015	$3,453	$2,779
Expenditures incurred but not yet paid as of January 30, 2016 and January 31, 2015	$2,872	$2,172
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of July 30, 2016, the Company operated 112 full-line stores and 44 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, the Company's wholesale customer in Japan, and third-party inventory liquidators.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended July 30, 2016, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended July 30, 2016, and August 1, 2015, refer to the thirteen-week periods ended on those dates. References to the fiscal year-to-date periods ended July 30, 2016, and August 1, 2015, refer to the twenty-six week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of July 30, 2016 and January 30, 2016, deferred rent liability was $12.3 million and $11.5 million, respectively, and is included within long-term liabilities on the Condensed Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of July 30, 2016 and January 30, 2016, the deferred lease credit liability was $16.3 million and $16.2 million, respectively. Of these amounts, $2.4 million and $2.3 million is included within other accrued liabilities as of July 30,

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

2016 and January 30, 2016, respectively; $13.9 million is included within long-term liabilities as of July 30, 2016 and January 30, 2016.
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
The Company early adopted this standard beginning with the quarter ended April 30, 2016. The impact of the adoption of this standard was as follows:

•	approximately $63,000 of excess tax benefits was recorded through income tax expense as a discrete item for the twenty-six weeks ended July 30, 2016, adopted on a prospective basis;

•	excess tax benefits were combined with other income tax cash flows within operating cash flows adopted on a prospective basis; and

•	cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity.

•	The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Numerator:
Net income	$5,109	$5,715	$7,527	$1,579
Denominator:
Weighted-average number of common shares (basic)	37,030	39,315	37,288	39,600
Dilutive effect of stock-based awards	83	13	131	6
Weighted-average number of common shares (diluted)	37,113	39,328	37,419	39,606
Earnings per share:
Basic	$0.14	$0.15	$0.20	$0.04
Diluted	$0.14	$0.15	$0.20	$0.04
As of July 30, 2016 and August 1, 2015, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of July 30, 2016, and January 30, 2016, approximated their fair values.
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The initial investment was $30.0 million and the Company has the positive intent and ability to hold the certificate of deposit to maturity. The accrued interest on the certificate of deposit is recognized in interest expense, net, in the Company's Condensed Consolidated Financial Statements. Due to the observable inputs, the certificate of deposit approximated its fair value as of July 30, 2016, and is classified within Level 2 of the fair value hierarchy.
The Company has certain assets that are measured on a non-recurring basis under circumstances and events described in Note 10 herein. The categorization of the framework to price these assets are level 3 due to subjective nature of unobservable inputs.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

4.    Inventories
The components of inventories were as follows (in thousands):

	July 30, 2016	January 30, 2016
Raw materials	$—	$151
Finished goods	96,547	113,439
Total inventories	$96,547	$113,590

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
As of July 30, 2016 and January 30, 2016, the Company had borrowing availability of $125.0 million under its Credit Agreement.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The effective tax rate for the thirteen weeks ended July 30, 2016, was 38.0%, compared to 39.3% for the thirteen weeks ended August 1, 2015. The year-over year decrease is primarily due to the relative impact of permanent items in the current-year period as compared to the prior-year period.
The effective tax rate for the twenty-six weeks ended July 30, 2016, was 37.5%, compared to 63.8% for the twenty-six weeks ended August 1, 2015. The year-over year decrease is primarily due to an increase in income before income taxes in the current-year period, partially offset by the relative impact of permanent items. The current-year period rate was also positively impacted by a discrete item related to an excess tax benefit from share-based payments as a result of the early adoption of ASU 2016-09, as further described in Note 1 herein. In addition, the prior-year period rate was impacted by an income tax reserve for uncertain tax positions.

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
Awards of Restricted Stock Units
During the thirteen weeks ended July 30, 2016, the Company granted 106,984 time-based and performance-based restricted stock units with an aggregate fair value of $1.6 million to certain employees under the 2010 Equity and Incentive Plan compared to a total of 36,001 time-based and performance-based restricted stock units with an aggregate fair value of $0.5 million granted in the same period of the prior year.
During the twenty-six weeks ended July 30, 2016, the Company granted 402,132 time-based and performance-based restricted stock units with an aggregate fair value of $7.4 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 598,361 time-based and performance-based restricted stock units with an aggregate fair value of $9.5 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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
Performance-based restricted stock units vest upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment throughout and the Company’s achievement of annual earnings per share targets, or other Company performance targets, during the three-year performance period. The Company recognizes the expense relating to these units, net of estimated forfeitures, based on the probable outcome of achievement of the financial targets, on a straight-line basis over three years.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended July 30, 2016 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 30, 2016	463	$18.05	303	$20.95
Granted	222	18.56	180	18.30
Vested	(140)	18.30	—	—
Forfeited	(40)	16.87	(71)	22.64
Nonvested units outstanding at July 30, 2016	505	$18.30	412	$19.51
As of July 30, 2016, there was $9.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

8.    Commitments and Contingencies
The Company is subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal claims, employee benefits, environmental, and other matters. Management believes that at this time it is not probable that any of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. However, the outcomes of legal proceedings and claims brought against the Company are subject to uncertainty and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows of a particular reporting period.

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
The Company purchased 992,131 shares at an average price of $15.81 per share, excluding commissions, for an aggregate amount of $15.7 million during the twenty-six weeks ended July 30, 2016, under the 2015 Share Repurchase Program. As of July 30, 2016, there was $30.2 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of July 30, 2016, the Company held as treasury shares 4,094,483 shares of its common stock at an average price of $14.61 per share, excluding commissions, for an aggregate carrying amount of $59.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

10.    Property, Plant, and Equipment
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016. An impairment charge of $1.6 million was

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

recognized, using level 3 inputs, for the thirteen and twenty-six weeks ended July 30, 2016, for assets related to underperforming stores and is included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income and in impairment charges in the Condensed Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment. There were no impairment charges recognized in the comparable prior-year periods.

11.    Restructuring and Other Charges
In the first quarter of fiscal 2016, the Company closed its manufacturing facility located in New Haven, Indiana. The Company incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit), related to the facility closing. These charges included:

•	Severance and benefit costs of approximately $1.7 million;

•	Lease termination costs of approximately $0.7 million;

•	Inventory-related charges of approximately $0.6 million; and

•	Other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million.
These charges are reflected in cost of sales in the Company's Condensed Consolidated Financial Statements. Management expects that the facility closure will reduce operating costs by approximately $12.0 million annually. All production from the facility was absorbed by the Company’s third-party manufacturing suppliers. There are no remaining liabilities associated with the facility closure.
Additional charges, incurred in the first quarter of fiscal 2016, affecting comparability of the financial results totaled approximately $1.8 million ($1.3 million after the associated tax benefit). These charges included:

•	$1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses) and

•	$0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).

12.    Short-Term Investments
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. Interest income from the investment is included in interest expense, net, in the Company's Condensed Consolidated Financial Statements. The Company’s objective with respect to this investment is to earn a higher rate of return on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk with the positive intent and ability to hold this investment to maturity. As of July 30, 2016, the Company held $30.1 million in short-term investments. The Company did not have short-term investments as of January 30, 2016.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, merchandising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Segment net revenues:
Direct	$87,241	$83,775	$160,187	$154,208
Indirect	32,004	36,949	64,239	67,620
Total	$119,245	$120,724	$224,426	$221,828
Segment operating income:
Direct	$18,149	$16,557	$30,286	$24,584
Indirect	12,008	14,788	24,606	24,692
Total	$30,157	$31,345	$54,892	$49,276
Reconciliation:
Segment operating income	$30,157	$31,345	$54,892	$49,276
Less:
Unallocated corporate expenses	(21,854)	(21,859)	(42,732)	(44,761)
Operating income	$8,303	$9,486	$12,160	$4,515

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended July 30, 2016, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the second quarter of fiscal 2017:
Strategic Progress

•
We opened a full-line store in the Disney Springs center in Orlando, Florida and new factory outlet stores located in Auburn Hills, Michigan; Columbus, Ohio; and Branson, Missouri during the second quarter. Our Disney Springs full-line store features a mix of our core products and Disney-themed Vera Bradley offerings.

•	We are continuing to work with our store teams to drive traffic and sales through enhancing our selling-and-service culture, as well as focusing on customer and community outreach.

•	We are continuing to reinvigorate and modernize our product assortment with new materials, patterns, styles, silhouettes, hardware, and functionality.

•
We are continuing work on the redesign and conversion of verabradley.com to a new platform, creating a dynamic digital flagship which is expected to launch later in fiscal 2017. The new site will offer a number of enhancements including, among others, the ability to strategically segment and personalize messaging, express check-out, and “order on-line, pickup in-store.”

•
We are positioning for additional department store growth by adding more distribution points and by increasing the productivity of our existing doors through editing and curating assortments by location, adding more floor space where appropriate, and delivering visual consistency across locations.

Financial Summary (all comparisons are to the second quarter of fiscal 2016)

•	Net revenues decreased 1.2% to $119.2 million.

•	Direct segment sales increased 4.1% to $87.2 million. Comparable sales (including e-commerce) decreased 5.7%.

•	Indirect segment sales decreased 13.4% to $32.0 million.

•	Gross profit was $68.4 million, or 57.4% of net revenue.

•	Operating income was $8.3 million.

•	Net income was $5.1 million, or $0.14 per diluted share.

•	Cash and cash equivalents and short-term investments were $85.5 million at July 30, 2016.

•	Capital expenditures for the twenty-six weeks totaled $11.7 million.

•	Repurchases of common stock for the thirteen weeks totaled $10.0 million.
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

Comparable Sales
Comparable sales (including e-commerce) are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Comparable store sales are calculated based solely upon our stores that have been open for at least 12 full fiscal months. Remodeled stores are included in both comparable sales and comparable store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales and comparable store sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales.
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

•	Economic trends;

•	Consumer preferences and fashion trends;

•	Levels of mall and e-commerce traffic;

•	Competition;

•	The timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing and level of promotions;

•	The level of customer service that we provide in stores;

•	Our ability to source and distribute products efficiently;

•	The number of stores we open and close in any period; and

•	The timing and success of promotional and advertising efforts.
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

Net Income
Net income is equal to operating income less net interest expense and income taxes.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Statement of Income Data:
Net revenues	$119,245	$120,724	$224,426	$221,828
Cost of sales	50,857	54,170	96,382	103,580
Gross profit	68,388	66,554	128,044	118,248
Selling, general, and administrative expenses	60,305	57,351	116,681	114,963
Other income	220	283	797	1,230
Operating income	8,303	9,486	12,160	4,515
Interest expense, net	63	72	111	149
Income before income taxes	8,240	9,414	12,049	4,366
Income tax expense	3,131	3,699	4,522	2,787
Net income	$5,109	$5,715	$7,527	$1,579
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.6%	44.9%	42.9%	46.7%
Gross profit	57.4%	55.1%	57.1%	53.3%
Selling, general, and administrative expenses	50.6%	47.5%	52.0%	51.8%
Other income	0.2%	0.2%	0.4%	0.6%
Operating income	7.0%	7.9%	5.4%	2.0%
Interest expense, net	0.1%	0.1%	—%	0.1%
Income before income taxes	6.9%	7.8%	5.4%	2.0%
Income tax expense	2.6%	3.1%	2.0%	1.3%
Net income	4.3%	4.7%	3.4%	0.7%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net Revenues by Segment:
Direct	$87,241	$83,775	$160,187	$154,208
Indirect	32,004	36,949	64,239	67,620
Total	$119,245	$120,724	$224,426	$221,828
Percentage of Net Revenues by Segment:
Direct	73.2%	69.4%	71.4%	69.5%
Indirect	26.8%	30.6%	28.6%	30.5%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Operating Income by Segment:
Direct	$18,149	$16,557	$30,286	$24,584
Indirect	12,008	14,788	24,606	24,692
Less: Corporate unallocated	(21,854)	(21,859)	(42,732)	(44,761)
Total	$8,303	$9,486	$12,160	$4,515
Operating Income as a Percentage of Net Revenues by Segment:
Direct	20.8%	19.8%	18.9%	15.9%
Indirect	37.5%	40.0%	38.3%	36.5%
Store Data (1):
Total stores open at end of period	156	144	156	144
Comparable sales (including e-commerce) decrease (2)	(5.7)%	(15.0)%	(6.1)%	(15.8)%
Total gross square footage at end of period (all stores)	357,621	325,956	357,621	325,956
Average net revenues per gross square foot (3)	$172	$176	$297	$305

(1)	Includes our full-line and factory outlet stores.

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

Restructuring and Other Charges Affecting Comparability of the Year-to-Date Periods ended July 30, 2016, and August 1, 2015
In the first quarter of fiscal 2016, we closed our manufacturing facility located in New Haven, Indiana. We incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit), related to the facility closing. These charges included:

•	Severance and benefit costs of approximately $1.7 million;

•	Lease termination costs of approximately $0.7 million;

•	Inventory-related charges of approximately $0.6 million; and

•	Other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million.
These charges are reflected in cost of sales in our Condensed Consolidated Financial Statements. We expect that the facility closure will reduce operating costs by approximately $12.0 million annually. All production from the facility was absorbed by our third-party manufacturing suppliers. There are no remaining liabilities associated with the facility closure.
Additional charges, incurred in the first quarter of fiscal 2016, affecting comparability of the financial results totaled approximately $1.8 million ($1.3 million after the associated tax benefit). These charges included:

•	$1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses) and

•	$0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).

Thirteen Weeks Ended July 30, 2016, Compared to Thirteen Weeks Ended August 1, 2015
Net Revenues
For the thirteen weeks ended July 30, 2016, net revenues decreased $1.5 million, or 1.2%, to $119.2 million, from $120.7 million in the comparable prior-year period.
Direct. For the thirteen weeks ended July 30, 2016, net revenues in the Direct segment increased $3.4 million, or 4.1%, to $87.2 million, from $83.8 million in the comparable prior-year period. This change resulted from an $8.2 million contribution of revenue from our non-comparable stores, including six additional stores opened in the current fiscal year, which was partially offset by a comparable sales (including e-commerce) decrease of $4.8 million, or 5.7%. The decrease in comparable sales includes a 5.4% decrease in e-commerce sales and a 5.9% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic.
Indirect. For the thirteen weeks ended July 30, 2016, net revenues in the Indirect segment decreased $4.9 million, or 13.4%, to $32.0 million, from $36.9 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and the timing of a product launch in the specialty channel, which shifted revenues into the second quarter of the comparable prior-year period from the first quarter, partially offset by incremental sales to certain non-department store key accounts.
Gross Profit
For the thirteen weeks ended July 30, 2016, gross profit increased $1.8 million, or 2.8%, to $68.4 million, from $66.6 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.4% for the thirteen weeks ended July 30, 2016, from 55.1% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to sourcing efficiencies (reduced overhead costs resulting from the closing of our domestic manufacturing facility) and operational efficiencies, partially offset by fabrication and product mix and increased promotional activity at our factory outlet stores.
Selling, General, and Administrative Expenses
For the thirteen weeks ended July 30, 2016, SG&A expenses increased $2.9 million, or 5.2%, to $60.3 million, from $57.4 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 50.6% for the thirteen weeks ended July 30, 2016, from 47.5% in the comparable prior-year period. The increase in SG&A expenses for the thirteen weeks ended July 30, 2016 was primarily due to new store expenses in the current-year period (we opened 6 full-line and 7 factory outlet stores during the 12 month period ended July 30, 2016), $1.6 million in store impairment charges and approximately $1.0 million in additional employee severance. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as due to the spread of fixed expenses over lower comparable sales and deleveraging of store operating expenses as a result of lower comparable store sales.
Other Income
For the thirteen weeks ended July 30, 2016, other income decreased $0.1 million, or 22.3%, to $0.2 million, from $0.3 million in the comparable prior-year period, primarily due to a decrease in reimbursement of co-op mailer expense from Indirect retailers.
Operating Income
For the thirteen weeks ended July 30, 2016, operating income decreased $1.2 million, or 12.5%, to $8.3 million in the current-year period, from $9.5 million in the comparable prior-year period. As a percentage of net revenues, operating income was 7.0% and 7.9% for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively. The decrease in operating income was due to the factors described above.
Direct. For the thirteen weeks ended July 30, 2016, operating income in the Direct segment increased $1.5 million, or 9.6%, to $18.1 million from $16.6 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 20.8% and 19.8% for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to an increase in gross profit as a percentage of net revenues, partially offset by investments in new stores, $1.6 million in store impairment charges and deleveraging of store operating expenses as a result of lower comparable store sales.
Indirect. For the thirteen weeks ended July 30, 2016, operating income in the Indirect segment decreased $2.8 million, or 18.8%, to $12.0 million from $14.8 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 37.5% and 40.0% for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to the spread of relatively fixed expenses over lower sales, partially offset by an increase in gross profit as a percentage of net revenues, as described above.
Corporate Unallocated. For the thirteen weeks ended July 30, 2016, unallocated expenses were $21.9 million which was consistent with the comparable prior-year period. Unallocated expenses included approximately $1.0 million of additional employee severance for the thirteen weeks ended July 30, 2016.
Income Tax Expense
The effective tax rate for the thirteen weeks ended July 30, 2016, was 38.0%, compared to 39.3% for the thirteen weeks ended August 1, 2015. The year-over year decrease is primarily due to the relative impact of permanent items as compared to the comparable prior-year period.
Net Income
For the thirteen weeks ended July 30, 2016, net income decreased $0.6 million, or 10.6%, to $5.1 million from $5.7 million in the comparable prior-year period. The current-year period included $1.6 million ($1.0 million after the associated tax benefit) in store impairment charges.
Twenty-Six Weeks Ended July 30, 2016, Compared to Twenty-Six Weeks Ended August 1, 2015
Net Revenues
For the twenty-six weeks ended July 30, 2016, net revenues increased $2.6 million, or 1.2%, to $224.4 million, from $221.8 million in the comparable prior-year period.
Direct. For the twenty-six weeks ended July 30, 2016, net revenues in the Direct segment increased $6.0 million, or 3.9%, to $160.2 million, from $154.2 million in the comparable prior-year period. This change resulted from a $15.3 million contribution of revenue from our non-comparable stores, including six additional stores opened in the current fiscal year, which was partially offset by a comparable sales (including e-commerce) decrease of $8.8 million, or 6.1%. The decrease in comparable sales includes an 8.1% decrease in e-commerce sales and a 5.1% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in e-commerce and store traffic, as well as lower levels of promotional activity in the first quarter.
Indirect. For the twenty-six weeks ended July 30, 2016, net revenues in the Indirect segment decreased $3.4 million, or 5.0%, to $64.2 million, from $67.6 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts, partially offset by incremental sales to certain non-department store key accounts.
Gross Profit
For the twenty-six weeks ended July 30, 2016, gross profit increased $9.8 million, or 8.3%, to $128.0 million, from $118.2 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.1% for the twenty-six weeks ended July 30, 2016, from 53.3% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to sourcing efficiencies (reduced overhead costs resulting from the closing of our domestic manufacturing facility), operational efficiencies and increased penetration of made-for-outlet products, partially offset by fabrication and product mix and increased promotional activity at our factory outlet stores in the second quarter. In addition, gross profit in the first quarter of the comparable prior-year period was impacted by restructuring charges of $3.4 million related to the closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 11 to the Notes to the Condensed Consolidated Financial Statements herein.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended July 30, 2016, SG&A expenses increased $1.7 million, or 1.5%, to $116.7 million, from $115.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 52.0% for the twenty-six weeks ended July 30, 2016, from 51.8% in the comparable prior-year period. The increase in SG&A expenses for the twenty-six weeks ended July 30, 2016 was primarily due to new store expenses in the current-year period (we opened 6 full-line and 7 factory outlet stores during the past 12 month period ended July 30, 2016) and $1.6 million in store impairment charges, partially offset by a current-year period reduction in advertising spending due to the timing of spending in the fiscal 2017 period. In addition, the first quarter of the prior-year period included $1.2 million in expense related to a retail store early termination agreement which did not recur in the current-year period. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items and fixed expenses being spread over lower comparable sales and deleveraging of store operating expenses as a result of lower comparable store sales.
Other Income
For the twenty-six weeks ended July 30, 2016, other income decreased $0.4 million, or 35.2%, to $0.8 million, from $1.2 million in the comparable prior-year period, primarily due to a decrease in reimbursement of co-op mailer expense from Indirect retailers.
Operating Income
For the twenty-six weeks ended July 30, 2016, operating income increased $7.7 million, or 169.3%, to $12.2 million in the current-year period, from $4.5 million in the comparable prior-year period. As a percentage of net revenues, operating income was 5.4% and 2.0% for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. Operating income increased due to the factors described above.
Direct. For the twenty-six weeks ended July 30, 2016, operating income in the Direct segment increased $5.7 million, or 23.2%, to $30.3 million from $24.6 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 18.9% and 15.9% for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to $3.5 million in restructuring and other charges related to the closure of our manufacturing facility and a retail store early termination agreement in the comparable prior-year period, as well as an increase in gross profit as a percentage of net revenues, partially offset by investments in new stores, $1.6 million in store impairment charges and deleveraging of store operating expenses as a result of lower comparable store sales.
Indirect. For the twenty-six weeks ended July 30, 2016, operating income in the Indirect segment decreased $0.1 million, or 0.3%, to $24.6 million from $24.7 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 38.3% and 36.5% for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross profit as a percentage of net revenues, as described above, as well as $1.1 million in restructuring charges related to the closure of our manufacturing facility in the comparable prior-year period, partially offset by relatively fixed expenses being spread over lower sales.
Corporate Unallocated. For the twenty-six weeks ended July 30, 2016, unallocated expenses decreased $2.1 million, or 4.5%, to $42.7 million from $44.8 million in the comparable prior-year period. The decrease in unallocated expenses was primarily a result of a reduction in advertising expenses due to the timing of advertising spending in the fiscal 2017 period as compared to the comparable prior-year period.
Income Tax Expense
The effective tax rate for the twenty-six weeks ended July 30, 2016, was 37.5%, compared to 63.8% for the twenty-six weeks ended August 1, 2015. The year-over year decrease is primarily due to an increase in income before income taxes in the current-year period, partially offset by the relative impact of permanent items. The current-year period rate was also positively impacted by a discrete item related to an excess tax benefit from share-based payments as a result of the early adoption of ASU 2016-09, as further described in Note 1 to the Notes to the Condensed Consolidated Financial Statements herein. In addition, the prior-year period rate was impacted by an income tax reserve for uncertain tax positions.
Net Income
For the twenty-six weeks ended July 30, 2016, net income increased $5.9 million, or 376.7%, to $7.5 million from $1.6 million in the comparable prior-year period. The current-year period included $1.6 million ($1.0 million after the associated tax benefit) in store impairment charges. The comparable prior-year period included restructuring and other charges of $5.2 million ($3.4 million after the associated tax benefit), as described in Note 11 to the Notes to the Condensed Consolidated Financial Statements herein.

Liquidity and Capital Resources
General
Our primary source of liquidity is cash on hand and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement at July 30, 2016. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; share repurchases; and debt repayments. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash flows from operating activities and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Short-Term Investments
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. Interest income from the investment is included in interest expense, net, in our Condensed Consolidated Financial Statements. Our objective with respect to this investment is to earn a higher rate of return on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk with the intent and ability to hold this investment to maturity.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Net cash provided by (used in) operating activities	$15,774	$(998)
Net cash used in investing activities	(41,643)	(15,359)
Net cash used in financing activities	(16,353)	(19,894)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the twenty-six weeks ended July 30, 2016, was $15.8 million, compared to net cash used in operating activities of $1.0 million for the twenty-six weeks ended August 1, 2015. The increase in cash provided by operating activities was primarily a result of the timing of inventory receipts in the current-year period, which resulted in a source of cash for the current-year period of $17.0 million, as compared to an inventory build in the comparable prior-year period for made-for-outlet product, which resulted in a use of cash of $5.5 million in the comparable prior-year period, as well as an increase in net income of $5.9 million. This was partially offset by a change in income taxes which resulted in a use of cash of $11.3 million in the current-year period as compared to a source of cash of $0.3 million in the comparable prior-year period. The income tax change was primarily a result of the timing of an $11.5 million federal income tax payment in the current-year period.
In the comparable prior-year period, net income included cash payments of approximately $2.6 million for restructuring activities related to the closure of our domestic manufacturing facility which did not recur in the current period. These payments consisted of $1.7 million for severance and benefits, $0.7 million for a lease termination and $0.2 million in other associated costs.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term investments and capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.

Net cash used in investing activities was $41.6 million and $15.4 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The increase in cash used in investing activities was due to a $30.0 million short-term investment in a certificate of deposit made in the first quarter of fiscal 2017, partially offset by a decrease in property, plant, and equipment spending in the current-year period. The decrease in property, plant, and equipment spending was primarily a result of six new stores opened in the current-year period as compared to 19 stores in the comparable prior-year period, as well as spending for the campus consolidation in the prior-year period which did not recur in the current-year period, partially offset by an increase in information technology investments, including spending for our e-commerce platform upgrade.
Capital expenditures for fiscal 2017 are expected to be approximately $20.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $16.4 million and $19.9 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The decrease in cash used in financing activities was primarily due to a lower amount of purchases of shares of our common stock as compared to the prior-year period.
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
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of July 30, 2016, the Company had borrowing availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of July 30, 2016.
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

Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of July 30, 2016, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.
Recently Issued Accounting Pronouncements
Refer to Note 1 Description of the Company and Basis of Presentation of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 30, 2016, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2016.
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
On December 8, 2015, the Company’s board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires in December 2017. During the thirteen weeks ended July 30, 2016, the Company repurchased 638,079 shares of the Company's common stock at an average price of $15.67 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended July 30, 2016 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
May 1, 2016 - May 28, 2016	436,837	$16.18	436,837	$33,101,592
May 29, 2016 - July 2, 2016	14,372	15.17	14,372	32,883,641
July 3, 2016 - July 30, 2016	186,870	14.53	186,870	30,168,656
	638,079	$15.67	638,079

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Second Amendment of Employment Agreement for Robert Wallstrom, dated June 17, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 22, 2016)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended July 30, 2016 and August 1, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended July 30, 2016 and August 1, 2015; (iii) Condensed Consolidated Balance Sheets as of July 30, 2016 and January 30, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended July 30, 2016 and August 1, 2015, and (v) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: September 7, 2016	/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amendment of Employment Agreement for Robert Wallstrom, dated June 17, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 22, 2016)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended July 30, 2016 and August 1, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended July 30, 2016 and August 1, 2015; (iii) Condensed Consolidated Balance Sheets as of July 30, 2016 and January 30, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended July 30, 2016 and August 1, 2015, and (v) Notes to Condensed Consolidated Financial Statements. **

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