Form 10-Q
period 2016-10-29
Vera Bradley, Inc.
filed 2016-12-07
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 36,211,077 shares of its common stock outstanding as of November 30, 2016.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible inability to successfully implement our long-term strategic plan;

•	possible continued declines in our comparable sales;

•	possible inability to maintain and enhance our brand;

•	possible failure of our multi-channel distribution model;

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully open new stores and/or operate current stores as planned;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible ramifications from the payment card incident disclosed in October 2016; and

•	possible data security or privacy breaches or disruptions in our computer systems or website.
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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 29, 2016	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$52,864	$97,681
Short-term investments	30,088	—
Accounts receivable, net	37,772	31,294
Inventories	95,746	113,590
Income taxes receivable	2,407	785
Prepaid expenses and other current assets	12,168	10,292
Total current assets	231,045	253,642
Property, plant, and equipment, net	114,269	113,711
Deferred income taxes	10,176	11,363
Other assets	2,413	1,963
Total assets	$357,903	$380,679
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,489	$24,606
Accrued employment costs	13,703	14,937
Other accrued liabilities	17,104	16,924
Income taxes payable	—	10,085
Total current liabilities	49,296	66,552
Long-term liabilities	27,895	28,872
Total liabilities	77,191	95,424
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,914 and 40,804 shares issued and 36,296 and 37,701 shares outstanding, respectively	—	—
Additional paid-in-capital	87,900	85,436
Retained earnings	260,316	244,009
Accumulated other comprehensive loss	(48)	(43)
Treasury stock	(67,456)	(44,147)
Total shareholders’ equity	280,712	285,255
Total liabilities and shareholders’ equity	$357,903	$380,679
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net revenues	$126,662	$126,674	$351,088	$348,502
Cost of sales	53,749	53,376	150,131	156,956
Gross profit	72,913	73,298	200,957	191,546
Selling, general, and administrative expenses	61,831	57,013	178,512	171,976
Other income	320	504	1,117	1,734
Operating income	11,402	16,789	23,562	21,304
Interest expense, net	59	60	170	209
Income before income taxes	11,343	16,729	23,392	21,095
Income tax expense	2,563	6,461	7,085	9,248
Net income	$8,780	$10,268	$16,307	$11,847
Basic weighted-average shares outstanding	36,557	38,057	37,045	39,085
Diluted weighted-average shares outstanding	36,682	38,099	37,173	39,104

Basic net income per share	$0.24	$0.27	$0.44	$0.30
Diluted net income per share	$0.24	$0.27	$0.44	$0.30
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$8,780	$10,268	$16,307	$11,847
Cumulative translation adjustment	(2)	(5)	(5)	(4)
Comprehensive income	$8,778	$10,263	$16,302	$11,843
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities
Net income	$16,307	$11,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	14,542	14,665
Impairment charges	2,214	—
Provision for doubtful accounts	330	430
Loss on disposal of property, plant, and equipment	10	105
Stock-based compensation	3,111	3,750
Deferred income taxes	1,187	616
Gain on short-term investment	(88)	—
Changes in assets and liabilities:
Accounts receivable	(6,808)	(7,021)
Inventories	17,844	(19,774)
Prepaid expenses and other assets	(2,326)	(2,169)
Accounts payable	(5,381)	(11,166)
Income taxes	(11,707)	5,852
Accrued and other liabilities	(2,741)	2,904
Net cash provided by operating activities	26,494	39
Cash flows from investing activities
Purchases of property, plant, and equipment	(17,430)	(22,818)
Purchase of short-term investments	(30,000)	—
Proceeds from disposal of property, plant, and equipment	8	—
Net cash used in investing activities	(47,422)	(22,818)
Cash flows from financing activities
Tax withholdings for equity compensation	(647)	(492)
Repurchase of common stock	(23,210)	(27,159)
Other financing activities, net	(27)	(62)
Net cash used in financing activities	(23,884)	(27,713)
Effect of exchange rate changes on cash and cash equivalents	(5)	(4)
Net decrease in cash and cash equivalents	(44,817)	(50,496)
Cash and cash equivalents, beginning of period	97,681	112,292
Cash and cash equivalents, end of period	$52,864	$61,796
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$19,458	$2,267
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of October 29, 2016 and October 31, 2015	$535	$—
Expenditures incurred but not yet paid as of January 30, 2016 and January 31, 2015	$436	$116
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of October 29, 2016 and October 31, 2015	$2,774	$2,313
Expenditures incurred but not yet paid as of January 30, 2016 and January 31, 2015	$2,872	$2,172
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of October 29, 2016, the Company operated 114 full-line stores and 45 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, the Company's wholesale customer in Japan, and third-party inventory liquidators.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended October 29, 2016, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 29, 2016, and October 31, 2015, refer to the thirteen-week periods ended on those dates. References to the fiscal year-to-date periods ended October 29, 2016, and October 31, 2015, refer to the thirty-nine week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of October 29, 2016 and January 30, 2016, deferred rent liability was $12.6 million and $11.5 million, respectively, and is included within long-term liabilities on the Condensed Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of October 29, 2016 and January 30, 2016, the deferred lease credit liability was $16.1 million and $16.2 million,

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

respectively. Of these amounts, $2.4 million and $2.3 million is included within other accrued liabilities as of October 29, 2016 and January 30, 2016, respectively; $13.7 million and $13.9 million is included within long-term liabilities as of October 29, 2016 and January 30, 2016, respectively.
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
The Company early adopted this standard beginning with the quarter ended April 30, 2016. The impact of the adoption of this standard was as follows:

•	approximately $62,000 of excess tax benefits was recorded through income tax expense as a discrete item for the thirty-nine weeks ended October 29, 2016, adopted on a prospective basis;

•	excess tax benefits were combined with other income tax cash flows within operating cash flows adopted on a prospective basis; and

•	cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity.

•	The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator:
Net income	$8,780	$10,268	$16,307	$11,847
Denominator:
Weighted-average number of common shares (basic)	36,557	38,057	37,045	39,085
Dilutive effect of stock-based awards	125	42	128	19
Weighted-average number of common shares (diluted)	36,682	38,099	37,173	39,104
Earnings per share:
Basic	$0.24	$0.27	$0.44	$0.30
Diluted	$0.24	$0.27	$0.44	$0.30
As of October 29, 2016 and October 31, 2015, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of October 29, 2016, and January 30, 2016, approximated their fair values.
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The initial investment was $30.0 million, and the Company has the positive intent and ability to hold the certificate of deposit to maturity. The accrued interest on the certificate of deposit is recognized in interest expense, net, in the Company's Condensed Consolidated Financial Statements. Due to the observable inputs, the certificate of deposit approximated its fair value as of October 29, 2016, and is classified within Level 2 of the fair value hierarchy.
The Company has certain assets that are measured on a non-recurring basis under circumstances and events described in Note 10 herein. The categorization of the framework to price these assets are within Level 3 due to the subjective nature of unobservable inputs.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

4.    Inventories
The components of inventories were as follows (in thousands):

	October 29, 2016	January 30, 2016
Raw materials	$—	$151
Finished goods	95,746	113,439
Total inventories	$95,746	$113,590

5.    Debt
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent (the “Credit Agreement”), which amended and restated the Company's prior credit agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which may be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”).
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
As of October 29, 2016 and January 30, 2016, the Company had borrowing availability of $125.0 million under its Credit Agreement.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The effective tax rate for the thirteen weeks ended October 29, 2016, was 22.6%, compared to 38.6% for the thirteen weeks ended October 31, 2015. The year-over year decrease is primarily due to the release of approximately $1.6 million of certain income tax reserves as a result of the conclusion of an Internal Revenue Service ("IRS") audit.
The effective tax rate for the thirty-nine weeks ended October 29, 2016, was 30.3%, compared to 43.8% for the thirty-nine weeks ended October 31, 2015. The year-over year decrease is primarily due to the release of approximately $1.6 million of certain income tax reserves as a result the conclusion of an IRS audit. The current-year period rate was also positively impacted by a discrete item related to an excess tax benefit from share-based payments as a result of the early adoption of ASU 2016-09, as further described in Note 1 herein.

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
Awards of Restricted Stock Units
During the thirteen weeks ended October 29, 2016, the Company granted 11,325 time-based restricted stock units with an aggregate fair value of $0.2 million to certain employees under the 2010 Equity and Incentive Plan compared to a total of 4,533 time-based restricted stock units with an aggregate fair value of $0.1 million granted in the same period of the prior year.
During the thirty-nine weeks ended October 29, 2016, the Company granted 413,457 time-based and performance-based restricted stock units with an aggregate fair value of $7.6 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 603,164 time-based and performance-based restricted stock units with an aggregate fair value of $9.6 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth a summary of restricted stock unit activity for the thirty-nine weeks ended October 29, 2016 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 30, 2016	463	$18.05	303	$20.95
Granted	234	18.41	180	18.30
Vested	(144)	18.24	—	—
Forfeited	(41)	16.91	(73)	22.56
Nonvested units outstanding at October 29, 2016	512	$18.26	410	$19.51
As of October 29, 2016, there was $7.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

8.    Commitments and Contingencies
Payment Card Incident
Description of Event
On September 15, 2016, the Company was provided information from law enforcement regarding a potential data security issue related to our retail store network. Findings from the investigation show unauthorized access to the Company's payment processing system and the installation of a program that looked for payment card data. The program was specifically designed to find track data in the magnetic stripe of a payment card that may contain the card number, cardholder name, expiration date, and internal verification code as the data was being routed through the affected payment systems. There is no indication that other customer information was at risk. Payment cards used at Vera Bradley store locations between July 25, 2016 and September 23, 2016 may have been affected. Not all cards used in stores during this time frame were affected. Cards used on verabradley.com were not affected.
The Company has resolved this incident and continues to work with the computer security firm to further strengthen the security of its systems to help prevent this from happening in the future. The Company continues to support law enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards.
Expenses Incurred and Amounts Accrued
During the third quarter of fiscal 2017, the Company recorded an immaterial amount of expense relating to the Payment Card Incident. Expenses included costs to investigate the Payment Card Incident and obtain legal and other professional services.
Future Costs
The Company expects to incur additional legal and professional services, as well as expenses and capital investments for remediation activities associated with the Payment Card Incident and will recognize the expenses as incurred. In addition, payment card companies and associations may require the Company to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against the Company. At this time, the Company cannot reasonably estimate the potential loss or range of loss related to any fines or penalties that may be assessed, if any. The Payment Card Incident, including customer response and any possible third party claims or assessments from payment card companies, could materially adversely affect the Company's financial condition and operating results. The Company expects its insurance coverage will offset most of the expenses for the investigation

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

and other non-remediation legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any, imposed by payment card companies, as discussed above.
Insurance Coverage
The Company maintained $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Other Commitments and Contingencies
The Company is also subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal claims, employee benefits, environmental, and other matters. Management believes that at this time it is not probable that any of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. However, the outcomes of legal proceedings and claims brought against the Company are subject to uncertainty and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows of a particular reporting period.

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
The Company purchased 1,515,002 shares at an average price of $15.39 per share, excluding commissions, for an aggregate amount of $23.3 million during the thirty-nine weeks ended October 29, 2016, under the 2015 Share Repurchase Program. As of October 29, 2016, there was $22.5 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of October 29, 2016, the Company held as treasury shares 4,617,354 shares of its common stock at an average price of $14.61 per share, excluding commissions, for an aggregate carrying amount of $67.5 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

10.    Property, Plant, and Equipment
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016. An impairment charge of $0.6 million and $2.2 million was recognized, using level 3 inputs, for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, for assets related to underperforming stores and is included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income and in impairment charges in the Condensed Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment. There were no impairment charges recognized in the comparable prior-year periods.

11.    Restructuring and Other Charges
Thirty-Nine Weeks Ended October 31, 2015
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

12.    Short-Term Investments
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. Interest income from the investment is included in interest expense, net, in the Company's Condensed Consolidated Financial Statements. The Company’s objective with respect to this investment is to earn a higher rate of return, relative to deposit accounts, on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk. The Company has the positive intent and ability to hold this investment to maturity. As of October 29, 2016, the Company held $30.1 million in short-term investments. The Company did not have short-term investments as of January 30, 2016.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Segment net revenues:
Direct	$86,101	$84,137	$246,288	$238,345
Indirect	40,561	42,537	104,800	110,157
Total	$126,662	$126,674	$351,088	$348,502
Segment operating income:
Direct	$17,104	$19,260	$47,390	$43,844
Indirect	16,920	19,056	41,526	43,748
Total	$34,024	$38,316	$88,916	$87,592
Reconciliation:
Segment operating income	$34,024	$38,316	$88,916	$87,592
Less:
Unallocated corporate expenses	(22,622)	(21,527)	(65,354)	(66,288)
Operating income	$11,402	$16,789	$23,562	$21,304

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and thirty-nine weeks ended October 29, 2016, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the third quarter of fiscal 2017:
Strategic Progress

•
During the third quarter, we opened a full-line store in Honolulu, Hawaii; our first full-line flagship store in New York, New York, in the SoHo neighborhood; and a new factory outlet store in Mebane, North Carolina. Our SoHo flagship features innovative design elements, limited edition items and a unique store experience.

•
We began the implementation of our store renovation strategy and completed refreshes of 13 of our higher-volume and traffic full-line stores by adding our new branding, including storefront facade, logo, and interior changes. We also completed facade updates at 15 of our newest full line stores to reflect our new logo.

•
We launched our marketing campaign, "It's Good to be a Girl," which is aimed at increasing brand visibility and igniting a social movement. We launched a comprehensive, multi-faceted media plan with a mix of digital, social, experiential and print advertising.

•	We are continuing to work with our store teams to drive traffic and sales through enhancing our selling-and-service culture, as well as focusing on customer and community outreach.

•
We are continuing to reinvigorate and modernize our product assortment with new materials, patterns, styles, silhouettes, hardware, and functionality. In early August, we launched our Gallatin relaxed leather collection and expanded our Collegiate products from 17 schools to over 70.

•
We are continuing to work on the redesign and conversion of verabradley.com to a new platform, creating a dynamic digital flagship which is expected to launch in the first quarter of fiscal 2018. The new site will offer a number of enhancements including, among others, the ability to strategically segment and personalize messaging, express check-out, and “order on-line, pickup in-store.”

•
We are positioning for additional department store growth by continuing to work to increase the productivity of our existing doors through editing and curating assortments by location and enhancing our brand presentation.

Financial Summary (all comparisons are to the third quarter of fiscal 2016)

•	Net revenues were consistent at $126.7 million.

•	Direct segment sales increased 2.3% to $86.1 million. Comparable sales (including e-commerce) decreased 5.0%.

•	Indirect segment sales decreased 4.6% to $40.6 million.

•	Gross profit was $72.9 million, or 57.6% of net revenue.

•	Operating income was $11.4 million.

•	Net income was $8.8 million, or $0.24 per diluted share. These results included a tax benefit of $1.6 million, or $0.04 per diluted share, further described in Note 6 herein.

•	Cash and cash equivalents and short-term investments were $83.0 million at October 29, 2016.

•	Capital expenditures for the thirteen weeks totaled $5.8 million.

•	Repurchases of common stock for the thirteen weeks totaled $7.6 million.

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
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Statement of Income Data:
Net revenues	$126,662	$126,674	$351,088	$348,502
Cost of sales	53,749	53,376	150,131	156,956
Gross profit	72,913	73,298	200,957	191,546
Selling, general, and administrative expenses	61,831	57,013	178,512	171,976
Other income	320	504	1,117	1,734
Operating income	11,402	16,789	23,562	21,304
Interest expense, net	59	60	170	209
Income before income taxes	11,343	16,729	23,392	21,095
Income tax expense	2,563	6,461	7,085	9,248
Net income	$8,780	$10,268	$16,307	$11,847
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.4%	42.1%	42.8%	45.0%
Gross profit	57.6%	57.9%	57.2%	55.0%
Selling, general, and administrative expenses	48.8%	45.0%	50.8%	49.3%
Other income	0.3%	0.4%	0.3%	0.5%
Operating income	9.0%	13.3%	6.7%	6.1%
Interest expense, net	—%	—%	—%	0.1%
Income before income taxes	9.0%	13.2%	6.7%	6.1%
Income tax expense	2.0%	5.1%	2.0%	2.7%
Net income	6.9%	8.1%	4.6%	3.4%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net Revenues by Segment:
Direct	$86,101	$84,137	$246,288	$238,345
Indirect	40,561	42,537	104,800	110,157
Total	$126,662	$126,674	$351,088	$348,502
Percentage of Net Revenues by Segment:
Direct	68.0%	66.4%	70.1%	68.4%
Indirect	32.0%	33.6%	29.9%	31.6%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Operating Income by Segment:
Direct	$17,104	$19,260	$47,390	$43,844
Indirect	16,920	19,056	41,526	43,748
Less: Corporate unallocated	(22,622)	(21,527)	(65,354)	(66,288)
Total	$11,402	$16,789	$23,562	$21,304
Operating Income as a Percentage of Net Revenues by Segment:
Direct	19.9%	22.9%	19.2%	18.4%
Indirect	41.7%	44.8%	39.6%	39.7%
Store Data (1):
Total stores open at end of period	159	150	159	150
Comparable sales (including e-commerce) decrease (2)	(5.0)%	(9.5)%	(5.7)%	(13.6)%
Total gross square footage at end of period (all stores)	367,874	342,362	367,874	342,362
Average net revenues per gross square foot (3)	$162	$173	$460	$490

(1)	Includes our full-line and factory outlet stores.

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

Payment Card Incident
Description of Event
On September 15, 2016, we were provided information from law enforcement regarding a potential data security issue related to our retail store network. Findings from the investigation show unauthorized access to our payment processing system and the installation of a program that looked for payment card data. The program was specifically designed to find track data in the magnetic stripe of a payment card that may contain the card number, cardholder name, expiration date, and internal verification code as the data was being routed through the affected payment systems. There is no indication that other customer information was at risk. Payment cards used at Vera Bradley store locations between July 25, 2016 and September 23, 2016 may have been affected. Not all cards used in stores during this time frame were affected. Cards used on verabradley.com were not affected.

We have resolved this incident and continue to work with the computer security firm to further strengthen the security of our systems to help prevent this from happening in the future. We continue to support law enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards.
Expenses Incurred and Amounts Accrued
During the third quarter of fiscal 2017, we recorded an immaterial amount of expense relating to the Payment Card Incident. Expenses included costs to investigate the Payment Card Incident and obtain legal and other professional services.
Future Costs
We expect to incur additional legal and professional services, as well as expenses and capital investments for remediation activities associated with the Payment Card Incident and will recognize the expenses as incurred. In addition, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against us. At this time, we cannot reasonably estimate the potential loss or range of loss related to any fines or penalties that may be assessed, if any. The Payment Card Incident, including customer response and any possible third party claims or assessments from payment card companies, could materially adversely affect our financial condition and operating results. We expect our insurance coverage will offset most of the expenses for the investigation and other non-remediation legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any, imposed by payment card companies, as discussed above.
Insurance Coverage
We maintained $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Restructuring and Other Charges Affecting Comparability of the Thirteen and Thirty-Nine Weeks Ended October 29, 2016, and October 31, 2015
Thirteen and Thirty-Nine Weeks Ended October 29, 2016
In the third quarter of fiscal 2017, we recognized a benefit of $1.6 million for certain income tax reserve releases as a result of the conclusion of an IRS audit (reflected in income tax expense).
Thirty-Nine Weeks Ended October 31, 2015
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
Thirteen Weeks Ended October 29, 2016, Compared to Thirteen Weeks Ended October 31, 2015
Net Revenues
For the thirteen weeks ended October 29, 2016 and October 31, 2015, net revenues were consistent at $126.7 million.

Direct. For the thirteen weeks ended October 29, 2016, net revenues in the Direct segment increased $2.0 million, or 2.3%, to $86.1 million, from $84.1 million in the comparable prior-year period. This change resulted from a $6.2 million contribution of revenue from our non-comparable stores, including nine additional stores opened in the current fiscal year, which was partially offset by a comparable sales (including e-commerce) decrease of $4.2 million, or 5.0%. The decrease in comparable sales includes a 4.4% decrease in e-commerce sales and a 5.3% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store traffic.
Indirect. For the thirteen weeks ended October 29, 2016, net revenues in the Indirect segment decreased $1.9 million, or 4.6%, to $40.6 million, from $42.5 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts, partially offset by incremental sales to certain department stores and non-department store key accounts.
Gross Profit
For the thirteen weeks ended October 29, 2016, gross profit decreased $0.4 million, or 0.5%, to $72.9 million, from $73.3 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 57.6% for the thirteen weeks ended October 29, 2016, from 57.9% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to increased promotional activity at our factory outlet stores.
Selling, General, and Administrative Expenses
For the thirteen weeks ended October 29, 2016, SG&A expenses increased $4.8 million, or 8.5%, to $61.8 million, from $57.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 48.8% for the thirteen weeks ended October 29, 2016, from 45.0% in the comparable prior-year period. The increase in SG&A expenses for the thirteen weeks ended October 29, 2016 was primarily due to new store expenses in the current-year period, marketing and advertising spending relating to our "It's Good to be a Girl" marketing campaign and SoHo flagship store, and $0.6 million in store impairment charges, partially offset by a reduction in incentive compensation as a result of Company performance. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as due to the spread of fixed expenses over lower comparable sales and deleveraging of store operating expenses as a result of lower comparable store sales.
Other Income
For the thirteen weeks ended October 29, 2016, other income decreased $0.2 million, or 36.5%, to $0.3 million, from $0.5 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.
Operating Income
For the thirteen weeks ended October 29, 2016, operating income decreased $5.4 million, or 32.1%, to $11.4 million in the current-year period, from $16.8 million in the comparable prior-year period. As a percentage of net revenues, operating income was 9.0% and 13.3% for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. The decrease in operating income was due to the factors described above.
Direct. For the thirteen weeks ended October 29, 2016, operating income in the Direct segment decreased $2.2 million, or 11.2%, to $17.1 million from $19.3 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 19.9% and 22.9% for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to investments in new stores, increased promotional activity primarily at our factory outlet stores, $0.6 million in store impairment charges, and deleveraging of store operating expenses as a result of lower comparable store sales.
Indirect. For the thirteen weeks ended October 29, 2016, operating income in the Indirect segment decreased $2.2 million, or 11.2%, to $16.9 million from $19.1 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 41.7% and 44.8% for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to lower sales.
Corporate Unallocated. For the thirteen weeks ended October 29, 2016, unallocated expenses increased $1.1 million, or 5.1%, to $22.6 million from $21.5 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to marketing and advertising spending related to our "It's Good to be a Girl" marketing campaign and SoHo flagship store, partially offset by a reduction in incentive compensation as a result of Company performance.

Income Tax Expense
The effective tax rate for the thirteen weeks ended October 29, 2016, was 22.6%, compared to 38.6% for the thirteen weeks ended October 31, 2015. The year-over year decrease is primarily due to the release of approximately $1.6 million of certain income tax reserves as a result of the conclusion of an IRS audit.
Net Income
For the thirteen weeks ended October 29, 2016, net income decreased $1.5 million, or 14.5%, to $8.8 million from $10.3 million in the comparable prior-year period. The decrease in net income was due to the factors described above.
Thirty-Nine Weeks Ended October 29, 2016, Compared to Thirty-Nine Weeks Ended October 31, 2015
Net Revenues
For the thirty-nine weeks ended October 29, 2016, net revenues increased $2.6 million, or 0.7%, to $351.1 million, from $348.5 million in the comparable prior-year period.
Direct. For the thirty-nine weeks ended October 29, 2016, net revenues in the Direct segment increased $8.0 million, or 3.3%, to $246.3 million, from $238.3 million in the comparable prior-year period. This change resulted from a $21.5 million contribution of revenue from our non-comparable stores, including nine additional stores opened in the current fiscal year, which was partially offset by a comparable sales (including e-commerce) decrease of $13.0 million, or 5.7%. The decrease in comparable sales includes a 6.8% decrease in e-commerce sales and a 5.2% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic, as well as lower levels of promotional activity in the first quarter.
Indirect. For the thirty-nine weeks ended October 29, 2016, net revenues in the Indirect segment decreased $5.4 million, or 4.9%, to $104.8 million, from $110.2 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts, partially offset by incremental sales to certain department stores and non-department store key accounts.
Gross Profit
For the thirty-nine weeks ended October 29, 2016, gross profit increased $9.5 million, or 4.9%, to $201.0 million, from $191.5 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.2% for the thirty-nine weeks ended October 29, 2016, from 55.0% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to sourcing efficiencies (reduced overhead costs resulting from the closing of our domestic manufacturing facility), operational efficiencies, and increased penetration of made-for-outlet products, partially offset by fabrication and product mix and increased promotional activity primarily at our factory outlet stores in the second and third quarters. In addition, gross profit in the first quarter of the comparable prior-year period was impacted by restructuring charges of $3.4 million related to the closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 11 to the Notes to the Condensed Consolidated Financial Statements herein.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended October 29, 2016, SG&A expenses increased $6.5 million, or 3.8%, to $178.5 million, from $172.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 50.8% for the thirty-nine weeks ended October 29, 2016, from 49.3% in the comparable prior-year period. The increase in SG&A expenses for the thirty-nine weeks ended October 29, 2016 was primarily due to new store expenses in the current-year period and $2.2 million in store impairment charges, partially offset by a reduction in incentive compensation due to Company performance. In addition, the first quarter of the prior-year period included $1.2 million in expense related to a retail store early termination agreement which did not recur in the current-year period. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items and fixed expenses being spread over lower comparable sales and deleveraging of store operating expenses as a result of lower comparable store sales.
Other Income
For the thirty-nine weeks ended October 29, 2016, other income decreased $0.6 million, or 35.6%, to $1.1 million, from $1.7 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.

Operating Income
For the thirty-nine weeks ended October 29, 2016, operating income increased $2.3 million, or 10.6%, to $23.6 million in the current-year period, from $21.3 million in the comparable prior-year period. As a percentage of net revenues, operating income was 6.7% and 6.1% for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. Operating income increased due to the factors described above.
Direct. For the thirty-nine weeks ended October 29, 2016, operating income in the Direct segment increased $3.6 million, or 8.1%, to $47.4 million from $43.8 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 19.2% and 18.4% for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to $3.5 million in restructuring and other charges related to the closure of our manufacturing facility and a retail store early termination agreement in the comparable prior-year period, as well as an increase in gross profit as a percentage of net revenues, as described above, partially offset by investments in new stores, $2.2 million in store impairment charges, and deleveraging of store operating expenses as a result of lower comparable store sales.
Indirect. For the thirty-nine weeks ended October 29, 2016, operating income in the Indirect segment decreased $2.2 million, or 5.1%, to $41.5 million from $43.7 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.6% and 39.7% for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to lower sales, partially offset by an increase in gross profit as a percentage of net revenues, as described above, as well as $1.1 million in restructuring charges related to the closure of our manufacturing facility in the comparable prior-year period.
Corporate Unallocated. For the thirty-nine weeks ended October 29, 2016, unallocated expenses decreased $0.9 million, or 1.4%, to $65.4 million from $66.3 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a decrease in incentive compensation as a result of Company performance.
Income Tax Expense
The effective tax rate for the thirty-nine weeks ended October 29, 2016, was 30.3%, compared to 43.8% for the thirty-nine weeks ended October 31, 2015. The year-over year decrease is primarily due to the release of approximately $1.6 million of certain income tax reserves as a result the conclusion of an IRS audit. The current-year period rate was also positively impacted by a discrete item related to an excess tax benefit from share-based payments as a result of the early adoption of ASU 2016-09, as further described in Note 1 herein.
Net Income
For the thirty-nine weeks ended October 29, 2016, net income increased $4.5 million, or 37.6%, to $16.3 million from $11.8 million in the comparable prior-year period. The current-year period included $2.2 million ($1.4 million after the associated tax benefit) in store impairment charges, partially offset by a $1.6 million tax benefit, as described in Note 6 to the Notes to the Condensed Consolidated Financial Statements herein. The comparable prior-year period included restructuring and other charges of $5.2 million ($3.4 million after the associated tax benefit), as described in Note 11 herein.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, cash flow from operations, and short-term investments. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement during the thirty-nine weeks ended October 29, 2016. There was no debt outstanding as of October 29, 2016. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; share repurchases; and debt repayments. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash on hand and cash equivalents, cash flows from operating activities, short-term investments, and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.

Short-Term Investments
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. Interest income from the investment is included in interest expense, net, in our Condensed Consolidated Financial Statements. Our objective with respect to this investment is to earn a higher rate of return, relative to deposit accounts, on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk. We have the intent and ability to hold this investment to maturity.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$26,494	$39
Net cash used in investing activities	(47,422)	(22,818)
Net cash used in financing activities	(23,884)	(27,713)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the thirty-nine weeks ended October 29, 2016, was $26.5 million, compared to net cash provided by operating activities of $39.0 thousand for the thirty-nine weeks ended October 31, 2015. The increase in cash provided by operating activities was primarily a result of the timing of inventory receipts in the current-year period, which resulted in a source of cash for the current-year period of $17.8 million, as compared to an inventory build in the comparable prior-year period for made-for-outlet product, which resulted in a use of cash of $19.8 million in the comparable prior-year period, as well as an increase in net income of $4.5 million. This was partially offset by a change in income taxes which resulted in a use of cash of $11.7 million in the current-year period as compared to a source of cash of $5.9 million in the comparable prior-year period. The income tax change was primarily a result of the timing of an $11.5 million federal income tax payment in the current-year period, as well as incremental payments as a result of increased income in the current year.
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
Net cash used in investing activities was $47.4 million and $22.8 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The increase in cash used in investing activities was due to a $30.0 million short-term investment in a certificate of deposit made in the first quarter of fiscal 2017, partially offset by a decrease in property, plant, and equipment spending in the current-year period. The decrease in property, plant, and equipment spending was primarily a result of nine new stores opened in the current-year period as compared to 26 stores in the comparable prior-year period, as well as spending for the campus consolidation in the prior-year period which did not recur in the current-year period, partially offset by an increase in information technology investments, including spending for our e-commerce platform upgrade.
Capital expenditures for fiscal 2017 are expected to be approximately $20.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $23.9 million and $27.7 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The decrease in cash used in financing activities was primarily due to a lower amount of purchases of shares of our common stock as compared to the prior-year period.

Second Amended and Restated Credit Agreement
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent (the “Credit Agreement”), which amended and restated our prior credit agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which may be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”).
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of October 29, 2016, the Company had borrowing availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of October 29, 2016.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of October 29, 2016, there was no significant change to any of the critical accounting policies and estimates described in the Annual Report.
Recently Issued Accounting Pronouncements
Refer to Note 1 Description of the Company and Basis of Presentation of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of October 29, 2016, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2016.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There has been no material change to our risk factors as previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016. Although there has been no material change to the risk factors disclosed in our Form 10-K for the fiscal year ended January 30, 2016, certain of such risks may be heightened as a result of the November 2016 U.S. elections.
The results of the November 2016 U.S. elections have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. The majority of our finished goods products, not sourced through licenses or strategic partners, are manufactured overseas by a variety of global manufacturers located primarily in China. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 8, 2015, the Company’s board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires in December 2017. During the thirteen weeks ended October 29, 2016, the Company repurchased 522,871 shares of the Company's common stock at an average price of $14.58 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended October 29, 2016 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
July 31, 2016 - August 27, 2016	199,387	$14.55	199,387	$27,266,818
August 28, 2016 - October 1, 2016	125,097	15.62	125,097	25,312,487
October 2, 2016 - October 29, 2016	198,387	13.96	198,387	22,543,942
	522,871	$14.58	522,871

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended October 29, 2016 and October 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended October 29, 2016 and October 31, 2015; (iii) Condensed Consolidated Balance Sheets as of October 29, 2016 and January 30, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended October 29, 2016 and October 31, 2015, and (v) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: December 7, 2016	/s/ Kevin J. Sierks
Kevin J. Sierks
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended October 29, 2016 and October 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended October 29, 2016 and October 31, 2015; (iii) Condensed Consolidated Balance Sheets as of October 29, 2016 and January 30, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended October 29, 2016 and October 31, 2015, and (v) Notes to Condensed Consolidated Financial Statements. **

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