Form 10-K
period 2017-01-28
Vera Bradley, Inc.
filed 2017-03-28
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of July 30, 2016 was $282,951,964.
The registrant had 36,180,581 shares of its common stock outstanding as of March 21, 2017.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

In this Form 10-K, references to “Vera Bradley,” “we,” “our,” “us” and the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 28, 2017 (“fiscal 2017”), January 30, 2016 (“fiscal 2016”) and January 31, 2015 (“fiscal 2015”) were each 52-week periods. The fiscal year ending February 3, 2018 (“fiscal 2018”) will be a 53-week period.

Item 1.        Business
Our Company
Vera Bradley is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns, and brilliant colors continue to inspire and connect women.
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company’s annual outlet sale in Fort Wayne, Indiana. As of January 28, 2017, the Company operated 113 full-line stores and 46 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale customer in Japan, and third-party inventory liquidators. For financial information about our reportable segments, refer to Note 16 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
Our History
Barbara Bradley Baekgaard and Patricia Miller founded the Company in 1982 in Fort Wayne, Indiana, after recognizing a lack of stylish travel accessories in the market. Within weeks, the friends created Vera Bradley, named after Ms. Bradley Baekgaard’s mother, and began manufacturing and marketing their distinctive products. The founders, together with past and present members of the executive management team, have been instrumental in our growth and success. The following timeline sets forth a summary of significant milestones in Vera Bradley’s history by calendar year:

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

2016	–
We opened our first flagship store in New York, New York in the SoHo neighborhood; introduced our Gallatin relaxed leather collection; launched our “It's Good to Be a Girl” national marketing campaign; and expanded our collegiate collection to over 70 schools.

The passion for design and customer service established by our founders has driven our Company for over 30 years and remains the cornerstone of Vera Bradley today. Chief Creative Officer, Ms. Baekgaard, continues to provide guidance on our creative efforts, including product development and store design. Ms. Miller retired in October 2012 as our National Spokesperson, but continues to serve on the Board of Directors along with Ms. Baekgaard.
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

•
Wellness and Beauty is a growing category as our Day Maker is looking for experiential events and wants to find wellness and beauty products that enhance her holistically. Our home and body fragrance collection and our current line of multi-purpose sport bags play into this theme.

•
We believe Home can continue to be a significant growth opportunity for Vera Bradley, with market attractiveness and a great brand fit. The Day Maker’s fashion statement is often her home. Licensing will play a key role in the home area.

In each of these areas, fabric, pattern innovation, and newness remain critical in order to stay relevant.
Distribution Channels. Vera Bradley products are available wherever our consumer chooses to shop including full-line and factory outlet stores, online, and department and specialty retail stores. We continue to focus on tightly integrating our multi-channel business by strengthening our Direct distribution channel (including full-line stores, factory outlet stores, and e-commerce), further developing our department store and other Indirect channel relationships and right-sizing and working to strengthen the performance in our specialty retail channel.
In 2007 and 2009, we opened our first full-line and factory outlet stores, respectively. We believe there continue to be long-term opportunities for new stores throughout the United States. We opened four new full-line and six new factory outlet stores in fiscal 2017; however, we are continuing to slow our short-term plans for new store openings until we begin to produce comparable store sales growth.
We do not currently plan to open any new full-line stores in fiscal 2018. In fact, we expect to relocate or close up to 15 underperforming full-line stores over the next two years. In our full-line stores, we are continuing to work to drive traffic and sales through building a service and selling culture, nurturing more community outreach, and building more localized assortments. During fiscal 2017, we refreshed 14 full-line stores to reflect our new branding including updates to the storefront facade, logo, and interior. We also completed facade updates at 15 of our newest full-line stores to reflect our new logo. We are continuing our refresh program and expect that about half of our full-line stores will be updated by the end of fiscal 2018.
We plan to add six new factory outlet stores in fiscal 2018. At January 28, 2017, approximately 70% of the product in the outlet channel was made specifically for our factory outlet stores.
In 2006, we began selling directly to consumers through verabradley.com. In fiscal 2017, we had approximately 53 million visits to our website. Building our digital flagship remains a key part of our distribution strategy. The redesign and conversion of our website to a new platform was completed in February 2017. This new platform offers enhanced ease of shopping and incremental functionality including an upgraded mobile experience; additional navigation and search enhancements; improved product pages with enhanced imagery, product videos, and user-generated content; and new capabilities like eGift cards and order on line, pick up in store. The new platform also gives us capabilities to create deeper customer relationships and create value through more personalization and strategic customization.
Our department store relationships allow us to expose our brand to new customers and showcase our new product assortments. We are currently in over 730 department store locations, including Macy's, Dillard's, Belk, Bon-Ton, and Von Maur. In the department stores, we are continuing to work on enhancing our brand presentation and to expand our lifestyle brand offerings.
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
We have a small wholesale presence in Japan. We are exploring the possibility of expanding into other countries in the long-term but do not foresee any additional international country expansion in fiscal 2018.
Marketing. Marketing and brand positioning are both critical elements as we continue to engage new consumers and strengthen our bond with our existing customers. During fiscal 2017, our focus was to increase brand relevancy, desire for the brand, and purchase intent.
We activated our new branding and brand positioning in fiscal 2017, which included updating elements of our visual identity such as our logo and further evolving our marketing to speak more directly to the Day Maker. We believe that highlighting our new product and enhancing our brand creative to assure our customer that we understand her will give the Day Maker a new reason to look at Vera Bradley.
Well-timed and well-executed brand activation is critical to increasing our brand relevancy and increasing purchase intent.  Through comprehensive consumer research, we have designed a media plan that we believe effectively targets our Day Maker customers and attracts both lapsed and new Day Maker consumers to our brand, reaching them where they already are looking and giving them content that showcases our beautiful solutions. Our media efforts include a fully-integrated mix of digital, social, experiential, and print, with our goal being to surround the Day Maker with our brand.
Competitive Strengths
We believe the following competitive strengths differentiate us within the marketplace:

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
Dynamic Multi-Channel Distribution Model. We offer our products through a diverse choice of shopping options across channels that are intimate, highly shop-able, fun, and characteristic of our brand. Whether they visit a Vera Bradley store, a specialty retail store, a department store, or verabradley.com, we believe consumers have an opportunity to find the brand in places that match their unique shopping interests. Our multi-channel distribution model enables us to maximize customer access to our products.
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
Our Product Release Strategy
We introduce new collections approximately ten times per year. Each launch typically consists of two or three signature cotton-quilted prints, as well as other fabrications including microfiber, leather, faux leather, and Preppy Poly and patterns in Streeterville and Lighten-Up, many of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our website, factory outlet stores, our annual outlet sale, and third party liquidators.

Our Products
The following chart presents net revenues generated by each of our four product categories and other revenues as a percentage of our total net revenues for fiscal 2017, 2016, and 2015.

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Bags	42.8%	42.9%	45.4%
Travel	24.5%	24.9%	21.4%
Accessories	21.9%	22.3%	22.8%
Home	5.7%	4.5%	3.5%
Other (1)	5.1%	5.4%	6.9%
Total	100.0%	100.0%	100.0%

(1)	Includes primarily apparel/footwear, stationery, merchandising, freight, licensing revenue, and gift card breakage revenue.
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
Product Development
We have implemented a fully integrated and cross-functional product development process that aligns design, trend and market research, merchandising, planning, sales, marketing, and sourcing. Product development is a core capability that makes our products unique. Our designs and aesthetics set our products apart and drive customer loyalty. Our design and product development teams combine an understanding of the needs of our target Day Maker customers, with knowledge of upcoming color and fashion trends, to design new collections, as well as new product categories, that will resonate in the market.
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

Our product development team works closely with our marketing team to gather consumer insights through seasonal market research and in-store testing. We gather seasonal market research through a variety of methodologies, including scheduled interviews and online and in-person surveys conducted by our in-house team. The design and product development teams ensure that we offer products that are constructed to meet our standards of design, function, and quality in a cost-effective manner. We believe that with our cross-functional, collaborative approach, we are able to introduce and sell our merchandise in a way that clearly communicates the Vera Bradley brand.
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships and licensing agreements. We currently have strategic partnerships in place for the development of our fragrance collection and licenses in place for our eyewear, collegiate, bedding, hosiery, swim, tech, stationery, and publishing collections. We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business.
Marketing
We believe that the growth of our brand and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley brand personality. We use marketing as a critical tool in our efforts to promote our brand.
Retention Advertising. Vera Bradley communicates with our established customers consistently throughout the year with regular e-mails and seasonal direct mail catalogs, brochures, and notifications. Our retention advertising is geared to keeping Vera Bradley top of mind with our customers, rewarding our customers, and providing them with news of our seasonal launches and new product introductions.
New Customer Acquisition Advertising. We primarily employ print and digital (i.e., display banner, mobile, geo-targeting, and pre-roll video) advertising to increase overall brand awareness and attract new customers. Our advertisements are placed in fashion, lifestyle, and family publications and websites that complement the wide breadth of appeal of our brand. Our ads have recently appeared in People StyleWatch, InStyle, Glamour, Cosmopolitan, Seventeen, and Teen Vogue.
Public Relations and Product Placement. Vera Bradley has received considerable editorial exposure in the press, with mentions in People StyleWatch, Redbook, Teen Vogue, Seventeen, O the Oprah Magazine, InStyle, and The Huffington Post. In addition, we have expanded our public relations efforts to reach popular online influencers and bloggers.
Product placement in feature-length films and on prime-time television shows remains strong with television placements in Modern Family, The Big Bang Theory, Scandal, and Fuller House. Movie placements include: La La Land, My Big Fat Greek Wedding 2, Ghostbusters, and Miracles from Heaven.
Partnerships. We work with high-profile partners to enhance our brand image and expand our customer reach. During fiscal 2017, we partnered with Madison Square Garden which, among other things, featured our new logo and video content. In fiscal 2018, we will participate in a new six-episode reality competition television show called Girl Starter which will air on TLC beginning in early April. The show will integrate our product and “It’s Good to be a Girl” marketing campaign clips. One episode will feature a challenge on which our co-founder, Barbara Bradley Baekgaard, will be a guest judge.
Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to verabradley.com and to our stores. We have captured approximately 4.5 million customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This captured information provides us with deeper insight into the products and categories that are in the highest interest of our customers, and allows us to better target our customers with appropriate messages. As of January 28, 2017, we had approximately 1.7 million Facebook fans and approximately 83,000 Twitter followers. Our Instagram, which we launched in October 2012, has grown to approximately 277,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right bloggers to promote product.
Direct Mail. Seasonal Vera Bradley catalogs are a vehicle for promoting our brand and product portfolio. Each catalog is sent to a targeted customer mailing list. In addition to distributing the catalog, we produce and distribute a number of other marketing pieces, including postcards and mini-mailers. We believe our direct mail medium generates excitement and awareness about the brand and seasonal introductions and allows us to reach both new and loyal customers in their homes.

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
Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of January 28, 2017, we operated 113 full-line stores averaging approximately 1,900 square feet per store. In fiscal 2017, we opened our first flagship store in the SoHo neighborhood of New York which offers customers a unique store experience, as well as exclusive product. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.
Factory Outlet Stores. Our factory outlet stores are a vehicle for selling factory exclusive styles, as well as retired merchandise at discounted prices, while maintaining brand integrity. At the end of fiscal 2017, approximately 70% of the merchandise found in our factory outlet stores was factory exclusive styles. We believe our factory outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our factory outlet stores average approximately 3,200 square feet per store. As of January 28, 2017, we operated 46 factory outlet stores all located in the United States.
Store Location Selection Strategy. Our store location decisions for both full-line and factory outlet stores are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe all geographical markets have been fully penetrated by our distribution channels. We believe that long-term expansion of our store base will increase brand awareness and reinforce our brand image. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and desirable co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic. Our target full-line store size is approximately 1,800 square feet, but we are able to work with spaces as small as 1,000 square feet or, depending on our market strategy and relevant economic factors, spaces as large as 2,800 square feet. Our target factory outlet store size is approximately 3,000 square feet.
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
E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. Since fiscal 2013, we have continually invested in upgrades to our website allowing for a more user friendly homepage, enabling us to ship internationally, enhancing the checkout experience, adding product recommendations, enhancing product descriptions, adding silhouettes for product scale, generating cart and site abandonment emails, gathering and analyzing customer feedback, and enhancing our search capabilities. To continue to enhance our website engagement, we completed a redesign and conversion of our website to a new platform in February 2017. This new platform offers enhanced ease of shopping and incremental functionality including an upgraded mobile experience; additional navigation and search enhancements; improved product pages with enhanced imagery, product videos, and user-generated content; and new capabilities like eGift cards and order on line, pick up in store. We had approximately 53 million visits to verabradley.com during fiscal 2017.
Annual Outlet Sale. Our annual outlet sale is held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We attracted approximately 50,000 attendees to our 2016 annual outlet sale.
Indirect Segment
As of January 28, 2017, we sold our products in approximately 2,600 specialty retail locations, the majority of which we have had long-standing relationships, as well as department stores, national accounts, third party e-commerce sites, our wholesale customer in Japan and third-party inventory liquidators. In fiscal 2012, we launched our products in the department store channel. We are currently in over 730 department store locations, including approximately 350 Macy's locations, approximately 270 Dillard's, over 40 Belk, over 40 Bon-Ton, and approximately 30 Von Maur locations.
The top 30% of our specialty retailers account for approximately 70% of total specialty retailer revenue. No single Indirect retailer represented more than 10% of consolidated net revenues in fiscal 2017, with the top ten Indirect retailers representing in the aggregate approximately 40% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years.
Indirect Sales Force
We believe that having an in-house field sales force results in more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model. As of January 28, 2017, our sales team consisted of approximately 40 in-house, full-time sales consultants. The compensation structure for our sales consultants consists of a combination of fixed pay and sales-based incentives.
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
Approximately half of our products are cotton-based. Our other fabrics include nylon, polyester, microfiber, leather, and faux leather. We source our materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global sourcing team works with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. In April 2016, we opened an office in Hong Kong to lead the global supply chain in Asia, including the oversight of sourcing and procurement.

The majority of our finished goods, not sourced through licenses or strategic partners, are manufactured by a variety of global manufacturers located primarily in China, Vietnam and Cambodia. We are not dependent upon any single manufacturer for our products. When determining the size of orders placed with our manufacturers, we take into account forward-looking demand, lead times for specific products, current inventory levels, and minimum order quantity requirements. Overseas production has resulted in substantial cost savings and a reduction of capital investment. With the oversight of our office in Hong Kong and our independent contractors, we believe these financial benefits have been realized without sacrificing the level of quality inherent in our products or service to our customers.
Distribution Center
In 2007, we consolidated our warehousing and shipping functions into one distribution center, located in Roanoke, Indiana. In fiscal 2013 and fiscal 2015, we expanded the facility by 200,000 and 10,000 square-feet, respectively, which resulted in a total distribution center space of 428,500 square-feet. This automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantities necessary for a particular order. The expansion resulted in capacity gains in the areas of inbound receiving, inventory storage, order fulfillment, value-add processing, and shipping. The facility’s technology enables us to more accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.
Our products are shipped primarily via third-party common carriers to our stores, our Indirect retailers, and department stores, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our business, including business generated through our website.
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

Copyrights and Trademarks
The development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have approximately 820 copyrights.
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
Employees
As of January 28, 2017, we had approximately 3,100 employees. Of the total, approximately 2,450 were engaged in retail selling positions, approximately 315 were engaged in distribution, sourcing and quality functions, approximately 35 were engaged in product design, and approximately 300 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage.
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
Executive Officers of the Company
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Robert Wallstrom	51	Chief Executive Officer, President and Director
Barbara Bradley Baekgaard	78	Co-Founder, Chief Creative Officer, and Director
Kevin J. Sierks	44	Executive Vice President – Chief Financial Officer
Sue Fuller	42	Executive Vice President – Chief Merchandising Officer
Kimberly F. Colby	55	Executive Vice President – Design
Theresa Palermo	41	Executive Vice President – Chief Marketing Officer
Mark C. Dely	41	Vice President – Chief Legal Officer and Corporate Secretary
John Enwright	44	Vice President – Financial, Planning and Analysis and Interim Chief Financial Officer
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
Barbara Bradley Baekgaard co-founded Vera Bradley in 1982 and has served as a director since then. From 1982 through June 2010, she also served as Co-President. From the outset, Ms. Bradley Baekgaard has provided leadership and strategic direction in our brand’s development by providing creative vision to areas such as marketing, product design, assortment planning, and the design and visual merchandising of our stores. In May 2010, she was appointed Chief Creative Officer. Ms. Bradley Baekgaard currently serves as a member of the Indiana University Simon Cancer Center Development Board and as a member of the board of directors of the Vera Bradley Foundation for Breast Cancer.
Kevin J. Sierks has served as our Executive Vice President – Chief Financial Officer since February 2014. Mr. Sierks joined the Company as the Vice President – Controller and Chief Accounting Officer in December 2011, and also served as the Interim Chief Financial Officer from January 2013 through January 2014. Prior to joining Vera Bradley, from 2007 to 2011 Mr. Sierks served as Vice President – Controller at Biomet, Inc., a large orthopedic medical device company. Mr. Sierks previously served as Director of Accounting and U.S. Shared Services at Boston Scientific Corporation from 2005 to 2007. From 2002 to 2005, Mr. Sierks served as Director of Financial Reporting and Business Development at Guidant Corporation, which was acquired by Boston Scientific Corporation in 2006. Mr. Sierks is a Certified Public Accountant. Mr. Sierks will be leaving the Company effective March 31, 2017; at that time, John Enwright will assume the Interim CFO position.
Sue Fuller has served as our Executive Vice President – Chief Merchandising Officer since January 2014. Prior to joining Vera Bradley, Ms. Fuller served as Senior Vice President, General Merchandise Manager of Carhartt, Inc. from July 2010 through November 2013. Between 2005 and July 2010, she served in various roles of increasing responsibility with Kohl’s Department Stores, including Director, Product Development for Juniors Private Label. Ms. Fuller gained prior experience with L.L. Bean, Lands’ End and Polo Ralph Lauren.
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
Mark C. Dely joined the Company in August 2016 as our Vice President, Chief Legal Officer and Corporate Secretary. Between January 2013 and August 2016, Mr. Dely served as Senior Vice President, Chief Legal Officer, General Counsel and Secretary of Fred’s, Inc., a publicly-traded retailer and pharmacy with over 650 locations throughout the Southeast. From July 2007 to December 2012, Mr. Dely was Vice President and Divisional General Counsel of the Franchise Services Group for The ServiceMaster Company, where he managed the legal function for the Company's global franchise businesses. Mr. Dely’s additional experience includes being the first in-house counsel for NYSE-listed seed and agricultural-biotech company, Delta and Pine Land Company. Mr. Dely began his legal career at New York law firm Fried Frank, LLP. He earned his law degree from the New York University School of Law.
John Enwright joined the Company in May 2014 as our Senior Director of Financial, Planning and Analysis and was soon promoted to his current post as Vice President, Financial, Planning and Analysis. In addition, Mr. Enwright has been named Interim Chief Financial Officer upon the departure of Mr. Sierks effective March 31, 2017. Prior to joining Vera Bradley, Mr. Enwright spent 15 years with Tiffany & Co. in various financial roles of increasing responsibility, including his most recent position of Director of Financial, Planning and Analysis.

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
In fiscal 2015, we began to implement a long-term strategic plan focused on product, distribution, and marketing strategies intended to profitably grow our business. The success of our long-term strategic plan and these growth strategies, alone or collectively, will depend on various factors, including the appeal of our product designs, retail presentation to consumers, effectiveness of our marketing initiatives, competitive conditions, and economic conditions. There is no assurance that we will be able to successfully implement our strategic plan. If we are unsuccessful in implementing some or all of our strategies or initiatives, our future operating results could be adversely impacted.
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
Our success depends on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies consumer demand in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to develop appealing patterns and styles or meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, changes to our product assortment and to our available fabrications, as well as the availability and breadth of pattern assortment may not gain consumer acceptance. Merchandise misjudgments could adversely impact our net revenues and results of operations.
We may continue to experience declines in comparable sales and there can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.
We may not be able to regain the levels of comparable sales that we have experienced in the past, and comparable sales may also further deteriorate. If our future comparable sales fail to meet market expectations, then the price of our common stock could decline. Also, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. Numerous factors influence comparable sales, including fashion trends, competition, national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, marketing programs, changes in consumer shopping trends, site selection strategy, and weather conditions. These factors may cause our comparable sales results to be lower in the future than in recent periods or lower than expectations, either of which could result in a decline in the price of our common stock.
If our multi-channel distribution model is not successful, our business and results of operations may suffer.
We currently sell into two segments: Direct to consumers through our full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana; and through our Indirect wholesale business which consists of sales to approximately 2,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale customer in Japan, and third party inventory liquidators. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth will depend on our ability to successfully open and operate new and current stores. We plan to open approximately six new stores during fiscal 2018, and additional new stores each year thereafter. Our ability to successfully open and operate stores depends on many factors, including our ability to:

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
Our business depends on a strong brand. If we are unable to execute our brand strategy, intended to enhance our brand, then revenues and our results of operations could be adversely impacted.
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
Our results of operations are subject to quarterly fluctuations, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things:

•	timing of new store openings;

•	net revenues and profits contributed by new stores;

•	increases or decreases in store traffic and comparable sales;

•	shifts in the timing of holidays, particularly in the United States and China;

•	changes in our merchandise mix;

•	timing of marketing campaigns or promotions;

•	timing of sales to Indirect retailers; and

•	timing of new pattern and collection releases and new product introductions.

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
We operate an e-commerce store at www.verabradley.com. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce and the accessories industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations and/or cash flows.
Closing stores could result in significant costs to us.
Since December 2014, we have closed three underperforming stores and could, in the future, decide to close additional stores that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.
Our Company's ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.
Substantially all of our Direct stores are located in regional mall shopping centers, and many of our Indirect customers are also located in these shopping centers. Factors beyond our control impact mall traffic, such as general economic conditions and consumer spending levels. Consumer spending and mall traffic have been depressed in recent years. As a result, mall operators have been facing increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of certain malls as shopping destinations, have reduced and may continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations and cash flows.
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
The market for bags, accessories, and travel items is increasingly competitive. Our competitive challenges include:

•	attracting customer traffic;

•	sourcing and manufacturing merchandise efficiently;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in diverse market segments;

•	developing designs that appeal to a broad range of demographic and age segments;

•	developing high-quality products;

•	offering attractive promotional incentives while maintaining profit margins; and

•	establishing and maintaining good working relationships with our Indirect retailers.
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
A significant majority of our products are currently manufactured for us in Asia. The United States and the countries in which our products are produced have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations or may adversely adjust prevailing quotas, duties, or tariffs. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, which include embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or could require us to modify our supply chain organization or other current business practices, any of which could harm our results of operations.
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
The results of the November 2016 U.S. elections have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. The majority of our finished goods products, not sourced through licenses or strategic partners, are manufactured by a variety of global manufacturers located primarily in China, Vietnam and Cambodia. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.
We have recorded asset impairment charges in the past and we may record material asset impairment charges in the future.
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal 2017 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $12.7 million during fiscal 2017 within selling, general, and administrative expenses in the consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values.
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
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	actions by other shopping mall or lifestyle center tenants;

•	weather conditions, particularly during the holiday shopping period;

•	unexpected departure of key executives;

•	financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;

•	public’s response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation and other matters;

•	speculation about our business in the press or the investment community;

•	future sales of our common stock by our significant shareholders, officers and directors;

•	our entry into new markets;

•	changes in laws or regulations that impact the retail industry;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	changes in accounting principles.
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
Michael Ray (our former CEO and Ms. Bradley Baekgaard's son in-law), Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 40.8% of our outstanding shares of common stock as of January 28, 2017. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation and significant corporate transactions. This concentrated ownership of outstanding common stock may limit your ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
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
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
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
Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, harm the market price of our common stock and diminish the voting and other rights of the holders of our common stock. These provisions include:

•	dividing our board of directors into three classes serving staggered three-year terms;

•	authorizing our board of directors to issue preferred stock and additional shares of our common stock without shareholder approval;

•	prohibiting shareholder action by written consent;

•	prohibiting our shareholders from calling a special meeting of shareholders;

•	prohibiting our shareholders from amending our amended and restated bylaws; and

•	requiring advance notice for raising business matters or nominating directors at shareholders’ meetings.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of January 28, 2017. The leases on the leased properties expire at various times through 2028, subject to renewal options.

Location	Primary Use	Approximate Square Footage	Leased /Owned
Roanoke, Indiana	Corporate headquarters, design center and showroom	188,000	Owned*
Roanoke, Indiana	Warehouse and distribution	428,500	Owned**
New York, New York	Office and showroom	3,700	Leased
Hong Kong	Asia sourcing office	5,100	Leased
Atlanta, Georgia	Showroom	5,200	Leased
Dallas, Texas	Showroom	1,800	Leased
Las Vegas, Nevada	Showroom	2,200	Leased

*	The expansion of this property during fiscal 2015, added approximately 149,000 square feet to the existing building, which now serves as the Company's corporate headquarters.

**	An additional 10,000 square feet of office space was added to this facility in fiscal 2015.
As of January 28, 2017, we also leased 165 store locations in the United States, including five store locations opened or to be opened in fiscal 2018 and one store to be opened in fiscal 2019. See below for more information regarding the locations of our open stores as of January 28, 2017.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The properties in the above table are used by both the Direct segment and Indirect segment, excluding the three showrooms which are used exclusively by the Indirect segment.

Store Locations
Our full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-line and factory outlet stores we operated in each state as of January 28, 2017:

State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores	State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores
Alabama	1	1	Minnesota	2	1
Arizona	3	—	Missouri	2	2
California	7	—	Nebraska	—	1
Colorado	3	1	Nevada	—	2
Connecticut	2	1	New Jersey	9	1
Delaware	1	1	New York	9	3
Florida	7	8	North Carolina	2	4
Georgia	2	2	Ohio	4	1
Hawaii	2	1	Oklahoma	2	1
Illinois	6	1	Pennsylvania	5	2
Indiana	2	1	Rhode Island	1	—
Iowa	1	—	Tennessee	3	2
Kansas	1	—	Texas	13	3
Kentucky	2	1	Virginia	3	2
Louisiana	2	—	Washington	1	—
Maryland	4	—	Wisconsin	2	—
Massachusetts	4	1	Totals	113	46
Michigan	5	2
We lease all of our stores. Lease terms for our retail stores are generally ten years with options to renew for varying terms. The leases generally provide for a fixed minimum rental plus contingent rent, which is determined as a percentage of sales in excess of specified levels.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VRA”. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period in our two most recent fiscal years:

	High	Low
Fiscal 2017 Quarter ended:
January 28, 2017	$15.86	$11.29
October 29, 2016	17.20	12.97
July 30, 2016	17.84	13.55
April 30, 2016	20.69	13.71
Fiscal 2016 Quarter ended:
January 30, 2016	$17.08	$10.54
October 31, 2015	13.95	9.58
August 1, 2015	14.50	10.70
May 2, 2015	20.18	13.94
As of March 21, 2017, we had approximately 30 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
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
During the fiscal year ended January 28, 2017, the Company purchased and held 1,606,102 shares at an average price of $15.27 per share, excluding commissions, for an aggregate amount of $24.5 million, under the 2015 Share Repurchase Program.
During the fiscal year ended January 30, 2016, the Company purchased and held 2,481,367 shares at an average price of $12.57 per share, excluding commissions, for an aggregate amount of $31.2 million. Of these purchases, 283,354 shares at an average price of $14.64 per share, for an aggregate amount of $4.1 million, were purchased under the 2015 Share Repurchase Plan.
As of January 28, 2017, there was $21.3 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of January 28, 2017, the Company held as treasury shares 4,708,454 shares of its common stock at an average price of $14.58 per share, excluding commissions, for an aggregate carrying amount of $68.7 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.
Details on the shares repurchased under the program during the thirteen weeks ended January 28, 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
October 30, 2016 - November 26, 2016	91,100	$13.33	91,100	$21,329,713
November 27, 2016 - December 31, 2016	—	—	—	21,329,713
January 1, 2017 - January 28, 2017	—	—	—	21,329,713
	91,100	$13.33	91,100

Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.
Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between January 28, 2012, and January 28, 2017, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on January 28, 2012, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

Company/Market/Peer Group	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017
Vera Bradley, Inc.	$100.00	$75.15	$69.97	$55.55	$43.05	$33.79
S&P 500 Index	$100.00	$117.61	$141.49	$161.61	$160.54	$194.04
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$92.94	$107.76	$111.72	$93.60	$79.75

Item 6.        Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for the most recent three fiscal years presented and the selected balance sheet data as of January 28, 2017 and January 30, 2016 are derived from our audited consolidated financial statements included in Item 8 of this report. The selected income statement data for the fiscal years ended February 1, 2014, and February 2, 2013, and selected balance sheet data as of January 31, 2015, February 1, 2014, and February 2, 2013, are derived from our audited consolidated financial statements that are not included elsewhere in this report. These results include adjustments necessary for comparability, including discontinued operations which is discussed further in Note 14 to the Consolidated Financial Statements. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
($ in thousands, except per share data and as otherwise indicated)	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Consolidated Statement of Income Data (2):
Net revenues	$485,937	$502,598	$508,990	$530,896	$535,667
Cost of sales	209,891	221,409	239,981	238,684	231,135
Gross profit	276,046	281,189	269,009	292,212	304,532
Selling, general, and administrative expenses (6)	249,155	236,836	208,675	201,231	197,139
Other income	1,329	2,369	3,736	4,776	6,277
Operating income	28,220	46,722	64,070	95,757	113,670
Interest expense, net	178	263	407	571	679
Income from continuing operations before income taxes	28,042	46,459	63,663	95,186	112,991
Income tax expense	8,284	18,901	22,828	35,057	40,597
Income from continuing operations	19,758	27,558	40,835	60,129	72,394
Loss from discontinued operations, net of taxes	—	—	(2,386)	(1,317)	(3,524)
Net income	$19,758	$27,558	$38,449	$58,812	$68,870
Basic weighted-average shares outstanding	36,838	38,795	40,568	40,599	40,536
Diluted weighted-average shares outstanding	36,970	38,861	40,632	40,648	40,571
Net income (loss) per share - basic
Continuing operations	$0.54	$0.71	$1.01	$1.48	$1.79
Discontinued operations	—	—	(0.06)	(0.03)	(0.09)
Net income	$0.54	$0.71	$0.95	$1.45	$1.70
Net income (loss) per share - diluted
Continuing operations	$0.53	$0.71	$1.00	$1.48	$1.78
Discontinued operations	—	—	(0.06)	(0.03)	(0.09)
Net income	$0.53	$0.71	$0.95	$1.45	$1.70
Net Revenues by Segment (2):
Direct	$355,175	$351,286	$335,602	$321,092	$287,083
Indirect	130,762	151,312	173,388	209,804	248,584
Total	$485,937	$502,598	$508,990	$530,896	$535,667
Store Data (3):
Total stores open at end of year	159	150	125	99	76
Comparable sales (including e-commerce) (decrease) increase (4)	(7.0)%	(10.6)%	(7.6)%	(1.3)%	9.8%
Total gross square footage at end of year	368,640	342,362	278,779	207,096	156,310
Average net revenues per gross square foot (5)	$642	$703	$760	$887	$1,083

	As of
($ in thousands)	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$86,375	$97,681	$112,292	$59,215	$9,603
Short-term investments	30,152	—	—	—	—
Working capital	193,070	187,090	204,648	193,511	151,107
Total assets	373,509	380,679	377,284	334,383	279,462
Long-term debt, including current portion	—	—	—	—	15,095
Shareholders’ equity	283,786	285,255	284,471	255,147	194,225

(1)	The Company utilizes a 52-53 week fiscal year. Fiscal years 2017, 2016, 2015 and 2014 consisted of 52 weeks. Fiscal year 2013 consisted of 53 weeks.

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

(4)
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Calculation excludes sales for the 53rd week in fiscal 2013.

(5)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

(6)
Impairment charges, related to underperforming stores, recognized totaled $12.7 million, $2.8 million, $0.4 million, $1.2 million and $0.2 million during the fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014, and February 2, 2013, respectively.

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
Executive Summary
Fiscal 2017 was the third year of our multi-year turnaround, and we made significant progress against key elements of our long-term strategic plan, laid out in March 2014, focusing on the key planks of product, distribution, and marketing.  Specifically:
Strategic Progress

•	We made progress on our product strategies, including:

•
Continuing to reinvigorate and modernize our cotton assortment with new patterns, styles, silhouettes, hardware, and functionality. We are also continuing to innovate and drive sales with the addition of non-cotton offerings to our assortment;

•	Expanding our collegiate collection to represent over 70 schools; and

•	Announcing six licensing agreements in the areas of bedding, hosiery, swim, tech, stationery, and publishing for products that will debut throughout fiscal 2018.

•	We made progress on our distribution strategies, including:

•
Opening four full-line stores, all in our new modern store design, including our first flagship store in New York, New York in the SoHo neighborhood, which features innovative design elements, limited edition items and a unique store experience;

•	Opening six factory outlet stores;

•
Implementing our store renovation strategy and completing refreshes of 14 of our higher-volume and traffic full-line stores by adding our new branding, including storefront facade, logo, and interior changes. We also completed facade updates at 15 of our newest full line stores to reflect our new logo and signage;

•
Continuing to work on the redesign and conversion of verabradley.com to a new platform, creating a dynamic digital flagship which launched in February 2017. The new site offers a number of enhancements including, among others, the ability to strategically segment and personalize messaging, express check-out, and “order on-line, pickup in-store;” and

•	Adding additional distribution to approximately 130 Macy's, Belk and Bon-Ton department stores.

•	We drove customer engagement through our marketing programs by:

•	Increasing brand visibility and igniting a social movement with our multi-faceted “It's Good to be a Girl” marketing campaign;

•	An intensified emphasis on influencers, social, mobile, and video content than in years past; and

•	Generating over 500 million impressions through:

▪	National ads, editorial content, and gift guides in publications such as People StyleWatch, InStyle, Glamour, and Seventeen and appearing in Oprah's Favorite Things Holiday Gift Guide;

▪	Online and digital ads on Hulu, Pandora, and the Conde Nast network; and

▪	Increased influencer and celebrity marketing.
Financial Summary

•	Net revenues decreased 3.3% to $485.9 million in fiscal 2017 compared to $502.6 million in fiscal 2016.

•	Direct segment sales increased 1.1% to $355.2 million in fiscal 2017 compared to $351.3 million in fiscal 2016. Comparable sales for fiscal 2017 decreased 7.0%.

•	Indirect segment sales decreased 13.6% to $130.8 million in fiscal 2017 compared to $151.3 million in fiscal 2016.

•	Gross profit was $276.0 million (56.8% of net revenue) in fiscal 2017 compared to $281.2 million (55.9% of net revenue) in fiscal 2016.

•	Selling, general and administrative expenses were $249.2 million (51.3% of net revenue) in fiscal 2017 compared to $236.8 million (47.1% of net revenue) in fiscal 2016.

•	Operating income was $28.2 million (5.8% of net revenue) in fiscal 2017 compared to $46.7 million (9.3% of net revenue) in fiscal 2016.

•	Net income was $19.8 million in fiscal 2017 compared to $27.6 million in fiscal 2016.

•	Diluted net income per share decreased 25.4% to $0.53 in fiscal 2017 from $0.71 in fiscal 2016.

•	Store impairment charges were $12.7 million ($8.0 million after the associated tax benefit) in fiscal 2017 compared to $2.8 million ($1.8 million after the associated tax benefit) in fiscal 2016.

•	Cash and cash equivalents and short-term investments were $116.5 million at January 28, 2017 compared to $97.7 million at January 30, 2016.

•	Capital expenditures for fiscal 2017 totaled $20.8 million, which were funded from cash generated from operations of $65.2 million.

•	Repurchases of common stock for fiscal 2017 totaled $24.5 million, or 1.6 million shares, compared to $31.2 million, or 2.5 million shares, in fiscal 2016.
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
Net Revenues
Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts, third party e-commerce sites, our wholesale customer in Japan, and third party inventory liquidators. As of January 28, 2017, our specialty retail locations have decreased to approximately 2,600 locations from their peak during fiscal 2013 of approximately 3,600 locations.
Comparable Sales
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Comparable store sales are calculated based solely upon our stores that have been open for at least 12 full fiscal months. Remodeled stores are included in comparable sales and comparable store sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales and comparable store sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales.
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Competition;

•	Timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing and level of promotions;

•	Amount of store and mall traffic;

•	Level of customer service that we provide in stores;

•	Our ability to source and distribute products efficiently;

•	Number of stores we open and close in any period; and

•	Timing and success of promotional and advertising efforts.
In recent years, comparable store sales have declined. Consequently, we do not currently have any new full-line stores planned to be opened during fiscal 2018. We expect to relocate or close up to 15 underperforming full-line stores over the next two years. We plan to open six new factory outlet stores during fiscal 2018. During the past five years, we opened an average of approximately 20 new stores annually. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
Impairment charges are included in SG&A expenses and totaled $12.7 million, $2.8 million and $0.4 million for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.
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

	Fiscal Year Ended (1)
($ in thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Statement of Income Data (2):
Net revenues	$485,937	$502,598	$508,990
Cost of sales	209,891	221,409	239,981
Gross profit	276,046	281,189	269,009
Selling, general, and administrative expenses (6)	249,155	236,836	208,675
Other income	1,329	2,369	3,736
Operating income	28,220	46,722	64,070
Interest expense, net	178	263	407
Income from continuing operations before income taxes	28,042	46,459	63,663
Income tax expense	8,284	18,901	22,828
Income from continuing operations	19,758	27,558	40,835
Loss from discontinued operations, net of taxes	—	—	(2,386)
Net income	$19,758	$27,558	$38,449
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	43.2%	44.1%	47.1%
Gross profit	56.8%	55.9%	52.9%
Selling, general, and administrative expenses	51.3%	47.1%	41.0%
Other income	0.3%	0.5%	0.7%
Operating income	5.8%	9.3%	12.6%
Interest expense, net	—%	0.1%	0.1%
Income from continuing operations before income taxes	5.8%	9.2%	12.5%
Income tax expense	1.7%	3.8%	4.5%
Income from continuing operations	4.1%	5.5%	8.0%
Loss from discontinued operations, net of taxes	—%	—%	(0.5)%
Net income	4.1%	5.5%	7.6%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-line and factory outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	January 28, 2017	January 30, 2016	January 31, 2015
Net Revenues by Segment (2):
Direct	$355,175	$351,286	$335,602
Indirect	130,762	151,312	173,388
Total	$485,937	$502,598	$508,990
Percentage of Net Revenues by Segment:
Direct	73.1%	69.9%	65.9%
Indirect	26.9%	30.1%	34.1%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Store Data (3):
Total stores open at end of period	159	150	125
Comparable sales (including e-commerce) decrease (4)	(7.0)%	(10.6)%	(7.6)%
Total gross square footage at end of period	368,640	342,362	278,779
Average net revenues per gross square foot (5)	$642	$703	$760

(1)	The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2017, 2016, and 2015 consisted of 52 weeks.

(2)
Financial data recasts Japan results of operations as discontinued operations. Japan was formerly included in the Direct segment results. Refer to Note 14 of the Notes to the Consolidated Financial Statements for additional information.

(3)	Includes full-line and factory outlet stores.

(4)
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period or the remodel resulted in a significant change in square footage.

(5)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores.

(6)
Impairment charges, related to underperforming stores, recognized totaled $12.7 million, $2.8 million and $0.4 million, during the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

Payment Card Incident
Description of Event
On September 15, 2016, we received information from law enforcement regarding a potential data security issue related to our retail store network. Findings from the investigation show unauthorized access to our payment processing system and the installation of a program that looked for payment card data. The program was specifically designed to find track data in the magnetic stripe of a payment card that may contain the card number, cardholder name, expiration date, and internal verification code as the data was being routed through the affected payment system. There is no indication that other customer information was at risk. Payment cards used at Vera Bradley store locations between July 25, 2016 and September 23, 2016 may have been affected. Not all cards used in stores during this time frame were affected. Cards used on verabradley.com were not affected.
We have resolved this incident and continue to work with the computer security firm to further strengthen the security of our systems to help prevent this from happening in the future. We continue to support law enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards.
Expenses Incurred and Amounts Accrued
During fiscal 2017, we recorded an immaterial amount of expense relating to the Payment Card Incident. Expenses included costs to investigate the Payment Card Incident and obtain legal and other professional services.

Future Costs
We expect to incur additional legal and professional services, as well as expenses and capital investments for remediation activities associated with the Payment Card Incident and will recognize the expenses as incurred. In addition, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against us. At this time, we cannot reasonably estimate the potential loss or range of loss related to any fines or penalties that may be assessed. The Payment Card Incident, including customer response and any possible third party claims or assessments from payment card companies, could materially adversely affect our financial condition and operating results. We expect that our insurance coverage will offset most of the expenses for the investigation and other non-remediation legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any, imposed by payment card companies, as discussed above.
Insurance Coverage
We maintain $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Restructuring and Other Charges Affecting Comparability of the Fifty-Two Weeks Ended January 28, 2017, and January 30, 2016
Fifty-Two Weeks Ended January 28, 2017
In the third quarter of fiscal 2017, we recognized a benefit of $1.6 million for certain income tax reserve releases as a result of the conclusion of an IRS audit (reflected in income tax expense).
Fifty-Two Weeks Ended January 30, 2016
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
Impairment Charges
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Notes to the Consolidated Financial Statements, herein. An impairment charge of $12.7 million, $2.8 million and $0.4 million was recognized in the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively, for assets related to underperforming stores and is included in selling, general, and administrative expenses in the Consolidated Statements of Income and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment.

Fiscal 2017 Compared to Fiscal 2016
Net Revenues
For fiscal 2017, net revenues decreased $16.7 million, or 3.3%, to $485.9 million, from $502.6 million for fiscal 2016.
Direct. For fiscal 2017, net revenues increased $3.9 million, or 1.1%, to $355.2 million, from $351.3 million for fiscal 2016. This change resulted from a $28.0 million contribution of revenue from our non-comparable stores, which included ten additional stores in the current year, partially offset by a comparable sales decrease of $23.7 million, or 7.0%. The decrease in comparable sales includes a 6.7% decrease in e-commerce sales and a 7.1% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic, as well as lower levels of promotional activity in the first quarter of fiscal 2017. The aggregate number of full-line and factory outlet stores grew from 150 at the end of fiscal 2016 to 159 at the end of fiscal 2017, which excludes one store closed at the end of the fourth quarter.
Indirect. For fiscal 2017, net revenues decreased $20.5 million, or 13.6%, to $130.8 million, from $151.3 million for fiscal 2016, primarily due to lower orders from specialty retail accounts.
Gross Profit
For fiscal 2017, gross profit decreased $5.2 million, or 1.8%, to $276.0 million, from $281.2 million for fiscal 2016. As a percentage of net revenues, gross profit increased to 56.8% for fiscal 2017, from 55.9% for fiscal 2016. The increase as a percentage of net revenues was primarily due to sourcing efficiencies (partly due to reduced overhead costs resulting from the closing of our domestic manufacturing facility), partially offset by increased promotional activity at our factory outlet stores. In addition, gross profit in the first quarter of the comparable prior-year period was impacted by restructuring charges of $3.4 million related to the closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 15 to the Notes to the Consolidated Financial Statements herein.
Selling, General and Administrative Expenses (SG&A)
For fiscal 2017, SG&A expenses increased $12.4 million, or 5.2%, to $249.2 million, from $236.8 million for fiscal 2016. As a percentage of net revenues, SG&A expenses were 51.3% and 47.1% for fiscal 2017 and fiscal 2016, respectively. The increase in SG&A expenses for fiscal 2017 was primarily due to $10.0 million in incremental store impairment charges and $7.1 million in new store expenses in the current-year period, partially offset by a $2.7 million reduction in incentive compensation due to Company performance. In addition, the first quarter of the prior-year period included $1.2 million in expense related to a retail store early termination agreement which did not recur in the current-year period. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items and fixed expenses being spread over lower comparable sales and deleveraging of store operating expenses as a result of lower comparable store sales.
Other Income
For fiscal 2017, other income decreased $1.1 million, or 43.9%, to $1.3 million, from $2.4 million for fiscal 2016, primarily due to a decrease in participation in the co-op mailer program.
Operating Income
For fiscal 2017, operating income decreased $18.5 million, or 39.6%, to $28.2 million from $46.7 million for fiscal 2016. As a percentage of net revenues, operating income was 5.8% and 9.3% for fiscal 2017 and fiscal 2016, respectively. Operating income decreased due to the factors described above.
The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	January 28, 2017	January 30, 2016
Operating Income:
Direct	$62,577	$74,114	$(11,537)	(15.6)%
Indirect	50,955	60,409	(9,454)	(15.6)%
Less: Unallocated corporate expenses	(85,312)	(87,801)	2,489	(2.8)%
Operating income	$28,220	$46,722	$(18,502)	(39.6)%
Direct. For fiscal 2017, operating income decreased $11.5 million, or 15.6%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 17.6% and 21.1% for fiscal 2017 and 2016, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to $10.0 million in incremental store impairment charges, $7.1 million in new store expenses, and deleveraging of store operating expenses as a result of lower comparable store sales, partially offset by $3.5 million in restructuring and other charges related to the closure of our manufacturing facility and a retail store early termination agreement in the comparable prior-year period, as well as an increase in gross profit as a percentage of net revenues, as described above.
Indirect. For fiscal 2017, operating income decreased $9.5 million, or 15.6%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.0% and 39.9% for fiscal 2017 and 2016, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to lower sales, partially offset by an increase in gross profit as a percentage of net revenues, as described above, as well as $1.1 million in restructuring charges related to the closure of our manufacturing facility in the comparable prior-year period.
Corporate Unallocated. For fiscal 2017, unallocated expenses decreased $2.5 million, or 2.8%. The decrease in unallocated expenses was primarily due to a decrease in incentive compensation as a result of Company performance.
Interest Expense, Net. For fiscal 2017, net interest expense decreased $0.1 million, or 32.3%, to $0.2 million, from $0.3 million in fiscal 2016.
Income Tax Expense. For fiscal 2017, we recorded income tax expense of $8.3 million at an effective tax rate of 29.5%, compared to 40.7% for fiscal 2016. The year-over year decrease in the effective tax rate was primarily due to the release of approximately $1.6 million of certain income tax reserves as a result the conclusion of an IRS audit. The prior year included $0.6 million of income tax reserves for uncertain tax positions related to research and development tax credits.
Net Income
For fiscal 2017, net income decreased $7.8 million, or 28.3%, to $19.8 million from $27.6 million in fiscal 2016. The current-year period included $12.7 million ($8.0 million after the associated tax benefit) in store impairment charges, partially offset by a $1.6 million tax benefit, as described in Note 6 to the Notes to the Consolidated Financial Statements herein. The comparable prior-year period included restructuring and other charges of $5.2 million ($3.4 million after the associated tax benefit), as described in Note 15 herein, and $2.8 million in store impairment charges ($1.8 million after the associated tax benefit).

Fiscal 2016 Compared to Fiscal 2015
Net Revenues
For fiscal 2016, net revenues decreased $6.4 million, or 1.3%, to $502.6 million, from $509.0 million for fiscal 2015.
Direct. For fiscal 2016, net revenues increased $15.7 million, or 4.7%, to $351.3 million, from $335.6 million for fiscal 2015. This change resulted from a $51.3 million contribution of revenue from our non-comparable stores, which included 26 additional stores in the current year, partially offset by a comparable sales decrease of $33.7 million, or 10.6% and a gift card breakage revenue decrease of $1.1 million. Fiscal 2015 was the first year gift card breakage revenue was recognized; refer to Note 2, herein, for additional information. The decrease in comparable sales includes a 13.2% decrease in e-commerce sales and an 8.6% decrease in comparable store sales, primarily as a result of reduced traffic. There was also a decrease in sales at our annual outlet sale compared to the prior fiscal year. We believe the year-over-year traffic declines in e-commerce and stores are due, at least in part, to our intentional reduction of promotional activity. The aggregate number of full-line and factory outlet stores grew from 125 at the end of fiscal 2015, to 150 at the end of fiscal 2016, which includes the closure of one full-line store in fiscal 2016.
Indirect. For fiscal 2016, net revenues decreased $22.1 million, or 12.7%, to $151.3 million, from $173.4 million for fiscal 2015, primarily due to lower orders from specialty retail accounts, as well as a reduction in the number of specialty retailers.
Gross Profit
For fiscal 2016, gross profit increased $12.2 million, or 4.5%, to $281.2 million, from $269.0 million for fiscal 2015. As a percentage of net revenues, gross profit increased to 55.9% for fiscal 2016, from 52.9% for fiscal 2015. The year-over-year increase in the gross margin rate was primarily related to sourcing efficiencies (lower product costs combined with Fall 2014 cost reductions at the Company’s domestic manufacturing facility as well as leverage of overhead costs resulting from an increase in units manufactured), increased sales penetration of higher-margin made-for-outlet products, reduced promotional activity and lower levels of liquidation sales. Gross profit during fiscal 2016 was impacted by restructuring charges of $3.4 million related to the closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 15 to the Notes to the Consolidated Financial Statements herein.

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
Other Income
For fiscal 2016, other income decreased $1.3 million, or 36.6%, to $2.4 million from $3.7 million for fiscal 2015, primarily due to a decrease in participation in the co-op mailer program.
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

Income Tax Expense. For fiscal 2016, we recorded income tax expense of $18.9 million at an effective tax rate of 40.7%, compared to 35.9% for fiscal 2015. The increase in the effective tax rate was primarily due to decreases to tax expense in fiscal 2015 that did not occur in fiscal 2016, as well as increases in permanent tax exclusions in fiscal 2016 including an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits from prior years. Fiscal 2016 included $0.6 million of income tax reserves for uncertain tax positions related to research and development tax credits.
Income from Continuing Operations
For fiscal 2016, income from continuing operations decreased $13.2 million, or 32.5%, to $27.6 million from $40.8 million in fiscal 2015. Included in this decrease were restructuring and other charges of $5.2 million ($3.4 million after the associated tax benefit), as described in Note 15 to the Notes to the Consolidated Financial Statements herein, in addition to $1.3 million in employee severance ($0.8 million after the associated tax benefit).
Loss from Discontinued Operations, Net of Taxes
For fiscal 2015, loss from discontinued operations, net of taxes was $2.4 million reflecting the exit of the direct Japan business in the third quarter of fiscal 2015.
Net Income
For fiscal 2016, net income decreased $10.8 million, or 28.3%, to $27.6 million from $38.4 million in fiscal 2015. Included in this decrease were restructuring and other charges of $5.2 million ($3.4 million after the associated tax benefit), as described in Note 15 to the Consolidated Financial Statements herein, in addition to $1.3 million in employee severance ($0.8 million after the associated tax benefit).

Liquidity and Capital Resources
General
Our primary source of liquidity is cash flow from operations. We also have access to additional liquidity, if needed, through availability under our $125.0 million second amended and restated credit agreement. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, opening new stores; share repurchases; and debt repayments. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
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
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net cash provided by operating activities	$65,186	$43,270	$103,812
Net cash used in investing activities	(50,770)	(26,322)	(37,128)
Net cash used in financing activities	(25,715)	(31,531)	(13,604)

Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities was $65.2 million during fiscal 2017, as compared to $43.3 million during fiscal 2016. The increase in cash provided by operating activities was primarily a result of the timing of inventory receipts in the current-year period, which resulted in a source of cash for the current-year period of $11.3 million, as compared to an inventory build in the comparable prior-year period for made-for-outlet product, which resulted in a use of cash of $15.2 million in the comparable prior-year period. In addition, accounts payable resulted in a source of cash for the current-year period of $9.0 million, as compared to a use of cash of $8.7 million in the comparable prior-year period, primarily due to the timing of inventory payments. These sources of cash were partially offset by a change in income taxes which resulted in a use of cash of $12.0 million in the current-year period as compared to a source of cash of $12.5 million in the comparable prior-year period. The income tax change was primarily a result of the timing of an $11.5 million federal income tax payment in the current-year period, as well as incremental payments as a result of increased income at certain points in time during the current year.
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
Net cash used in investing activities was $50.8 million in fiscal 2017, compared to $26.3 million in fiscal 2016. The increase in cash used in investing activities was due to a $30.0 million short-term investment in a certificate of deposit made in the first quarter of fiscal 2017, partially offset by a decrease in property, plant, and equipment spending compared to the prior-year period. The decrease in property, plant, and equipment spending was primarily a result of ten new stores opened in the current-year period as compared to 26 stores in the comparable prior-year period, as well as spending for the campus consolidation in the prior-year period which did not recur in the current-year period, partially offset by an increase in information technology investments, including spending for our e-commerce platform upgrade.
Net cash used in investing activities was $26.3 million in fiscal 2016, compared to $37.1 million in fiscal 2015. The $10.8 million decrease in capital expenditures was driven primarily by the campus consolidation which was substantially completed in fiscal 2015.
Capital expenditures for fiscal 2018 are expected to be approximately $10.0 million to $15.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $25.7 million in fiscal 2017 compared to $31.5 million in fiscal 2016. The decrease in cash used in financing activities was primarily due to $25.0 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in the current-year period compared to $30.9 million of cash purchases of our common stock under the 2015 and 2014 Share Repurchase Plans in the prior-year period.
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
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of January 28, 2017, the Company had no borrowings and availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of January 28, 2017.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases. As of January 28, 2017, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period (3)
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases (1)	$222,150	$32,681	$62,098	$57,316	$70,055
Purchase obligations (2)	54,049	54,049	—	—	—
Total	$276,199	$86,730	$62,098	$57,316	$70,055

(1)
Our store leases are generally ten years with varying renewal options. Our future operating lease obligations would change if we were to extend these leases, or if we were to enter into new operating leases.

(2)	Purchase obligations consist primarily of inventory purchases.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at January 28, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.9 million of uncertain tax positions have been excluded from the contractual obligations table above.

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
We reserve for projected merchandise returns based on historical experience and other assumptions that we believe to be reasonable. In the Direct business, returns are refunded by issuing the same payment tender of the original purchase and in the Indirect business the customer is issued a credit to its account to apply to outstanding invoices. Merchandise exchanges of the same product at the same price are not considered merchandise returns. Product returns are often resalable through our annual outlet sale or other channels. Additionally, we reserve for other potential product credits and for customer shipments not yet received. The balance of the reserve for returns, customer shipments not yet received, and general credits was $6.2 million and $3.3 million as of January 28, 2017, and January 30, 2016, respectively.
We sell gift cards with no expiration dates to customers and do not charge administrative fees on unused gift cards. Gift cards that we issue are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, we recognize revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based on historical redemption patterns. During the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, the Company recorded $0.3 million, $0.3 million and $1.4 million of revenue related to gift card breakage, respectively.
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
The balance of inventory adjustments was $2.6 million and $5.5 million for these matters as of the fiscal years ended January 28, 2017, and January 30, 2016, respectively. These adjustments related primarily to raw materials of retired patterns and styles and merchandise from the baby gift category, which was discontinued by the Company, and technology accessories. The reduction in inventory adjustments primarily related to the destruction of certain raw materials and finished goods no longer needed or deemed salable, as well as the sell-through of retired finished goods. We have the ability to move retired finished goods through a number of channels, including the annual outlet sale, our website and factory outlet stores, and through third-party liquidators as needed.

Income Taxes
Our effective tax rate is based on our pre-tax income, statutory tax rates, tax laws and regulations, and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. Taxing authorities periodically audit our income tax returns. We believe that our tax filing positions are reasonable and legally supportable. Taxing authorities, however, may take a contrary position. Our results of operations and effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevail in positions for which we have established reserves, or are required to pay amounts in excess of established reserves. The balance of the gross amount of unrecognized tax benefits (excluding interest and penalties) was $0.9 million, $3.1 million and $3.0 million as of January 28, 2017, January 30, 2016 and January 31, 2015, respectively. A benefit of $1.9 million, an expense of $0.1 million and a benefit of $0.1 million was recognized in income tax expense for these matters during the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.
Valuation of Long-lived Assets
Property, plant, and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $12.7 million, $2.8 million and $0.4 million for the periods ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.
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
Foreign Exchange Rate Risk
We source a majority of our materials from various suppliers primarily in China and South Korea. Substantially all purchases and sales involving foreign persons are denominated in U.S. dollars, and therefore we do not hedge using any derivative instruments. Historically, we have not been impacted materially by changes in exchange rates.

Item 8. Financial Statements and Supplementary Data
Vera Bradley, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vera Bradley, Inc.
Roanoke, Indiana

We have audited the accompanying consolidated balance sheet of Vera Bradley, Inc. and subsidiaries (the "Company") as of January 28, 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vera Bradley, Inc. and subsidiaries as of January 28, 2017, and the results of their operations and their cash flows for the year ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vera Bradley, Inc.
Roanoke, Indiana

We have audited the internal control over financial reporting of Vera Bradley, Inc. and subsidiaries (the "Company") as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28,2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 28, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended of the Company and our report dated March 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vera Bradley, Inc.

We have audited the accompanying consolidated balance sheet of Vera Bradley, Inc. and subsidiaries as of January 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended January 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vera Bradley, Inc. and subsidiaries at January 30, 2016, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 29, 2016

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	January 28, 2017	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$86,375	$97,681
Short-term investments	30,152	—
Accounts receivable, net	23,313	31,294
Inventories	102,283	113,590
Income taxes receivable	3,217	785
Prepaid expenses and other current assets	10,237	10,292
Total current assets	255,577	253,642
Property, plant, and equipment, net	101,577	113,711
Deferred income taxes	13,539	11,363
Other assets	2,816	1,963
Total assets	$373,509	$380,679
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,619	$24,606
Accrued employment costs	12,474	14,937
Other accrued liabilities	16,906	16,924
Income taxes payable	508	10,085
Total current liabilities	62,507	66,552
Long-term liabilities	27,216	28,872
Total liabilities	89,723	95,424
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 40,927 and 40,804 shares issued and 36,218 and 37,701 outstanding, respectively	—	—
Additional paid-in capital	88,739	85,436
Retained earnings	263,767	244,009
Accumulated other comprehensive loss	(50)	(43)
Treasury stock	(68,670)	(44,147)
Total shareholders’ equity	283,786	285,255
Total liabilities and shareholders’ equity	$373,509	$380,679
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net revenues	$485,937	$502,598	$508,990
Cost of sales	209,891	221,409	239,981
Gross profit	276,046	281,189	269,009
Selling, general, and administrative expenses	249,155	236,836	208,675
Other income	1,329	2,369	3,736
Operating income	28,220	46,722	64,070
Interest expense, net	178	263	407
Income from continuing operations before income taxes	28,042	46,459	63,663
Income tax expense	8,284	18,901	22,828
Income from continuing operations	19,758	27,558	40,835
Loss from discontinued operations, net of taxes	—	—	(2,386)
Net income	$19,758	$27,558	$38,449
Basic weighted-average shares outstanding	36,838	38,795	40,568
Diluted weighted-average shares outstanding	36,970	38,861	40,632
Net income (loss) per share - basic
Continuing operations	$0.54	$0.71	$1.01
Discontinued operations	—	—	(0.06)
Net income	$0.54	$0.71	$0.95
Net income (loss) per share - diluted
Continuing operations	$0.53	$0.71	$1.00
Discontinued operations	—	—	(0.06)
Net income	$0.53	$0.71	$0.95
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net income	$19,758	$27,558	$38,449
Cumulative translation adjustment	(7)	(28)	(3)
Comprehensive income	$19,751	$27,530	$38,446
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Equity
Balance at February 1, 2014	40,606,731	—	$78,153	$178,002	$(1,008)	$—	$255,147
Net income	—	—	—	38,449	—	—	38,449
Translation adjustments	—	—	—	—	993	—	993
Restricted shares vested, net of repurchase for taxes	88,564	—	(674)	—	—	—	(674)
Stock-based compensation	—	—	3,513	—	—	—	3,513
Treasury stock purchased	(620,985)	620,985	—	$—	$—	(12,957)	(12,957)
Balance at January 31, 2015	40,074,310	620,985	$80,992	$216,451	$(15)	$(12,957)	$284,471
Net income	—	—	—	27,558	—	—	27,558
Translation adjustments	—	—	—	—	(28)	—	(28)
Restricted shares vested, net of repurchase for taxes	108,228	—	(583)	—	—	—	(583)
Stock-based compensation	—	—	5,027	—	—	—	5,027
Treasury stock purchased	(2,481,367)	2,481,367	—	—	—	(31,190)	(31,190)
Balance at January 30, 2016	37,701,171	3,102,352	$85,436	$244,009	$(43)	$(44,147)	$285,255
Net income	—	—	—	19,758	—	—	19,758
Translation adjustments	—	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	4,032	—	—	—	4,032
Restricted shares vested, net of repurchase for taxes	123,002	—	(729)	—	—	—	(729)
Treasury stock purchased	(1,606,102)	1,606,102	—	—	—	(24,523)	(24,523)
Balance at January 28, 2017	36,218,071	4,708,454	$88,739	$263,767	$(50)	$(68,670)	$283,786
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows from operating activities
Net income	$19,758	$27,558	$38,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	19,516	19,418	14,802
Impairment charges	12,706	2,755	414
Provision for doubtful accounts	439	515	(148)
Loss on disposal of property, plant, and equipment	14	141	21
Stock-based compensation	4,032	5,027	3,513
Deferred income taxes	(2,176)	(3,340)	428
Discontinued operations	—	—	996
Gain on short-term investment	(152)	—	—
Changes in assets and liabilities:
Accounts receivable	7,542	(435)	(2,052)
Inventories	11,307	(15,187)	38,520
Prepaid expenses and other assets	(798)	(2,571)	1,353
Accounts payable	9,001	(8,665)	2,873
Income taxes	(12,009)	12,508	(4,833)
Accrued and other liabilities	(3,994)	5,546	9,476
Net cash provided by operating activities	65,186	43,270	103,812
Cash flows from investing activities
Purchases of property, plant, and equipment	(20,778)	(26,322)	(37,128)
Purchase of short-term investment	(30,000)	—	—
Proceeds from disposal of property, plant, and equipment	8	—	—
Net cash used in investing activities	(50,770)	(26,322)	(37,128)
Cash flows from financing activities
Tax withholdings for equity compensation	(729)	(583)	(674)
Repurchase of common stock	(24,959)	(30,870)	(12,841)
Other financing activities, net	(27)	(78)	(89)
Net cash used in financing activities	(25,715)	(31,531)	(13,604)
Effect of exchange rate changes on cash and cash equivalents	(7)	(28)	(3)
Net (decrease) increase in cash and cash equivalents	(11,306)	(14,611)	53,077
Cash and cash equivalents, beginning of period	97,681	112,292	59,215
Cash and cash equivalents, end of period	$86,375	$97,681	$112,292
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net	$24,824	$9,302	$25,957
Cash paid for interest	$248	$259	$275
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid
As of January 28, 2017, January 30, 2016 and January 31, 2015	$—	$436	$116
As of January 30, 2016, January 31, 2015 and February 1, 2014	$436	$116	$—
Purchases of property, plant, and equipment incurred but not yet paid
As of January 28, 2017, January 30, 2016 and January 31, 2015	$2,204	$2,872	$2,172
As of January 30, 2016, January 31, 2015 and February 1, 2014	$2,872	$2,172	$—
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

1.	Description of the Company
Vera Bradley, Inc. (“Vera Bradley” or the “Company”) is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns, and brilliant colors continue to inspire and connect women.
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of January 28, 2017, the Company operated 113 full-line stores and 46 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, the Company's wholesale customer in Japan, and third party inventory liquidators.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal year 2017, 2016 and 2015 ending on January 28, 2017, January 30, 2016 and January 31, 2015, respectively, each reflected a 52-week period.

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
Prior period amounts related to impairment charges in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents represent cash on hand, deposits with financial institutions, and investments with an original maturity of three months or less.
Concentration of Credit Risk
The Company maintains nearly all of its cash and cash equivalents with one financial institution. The Company monitors the credit standing of this financial institution on a regular basis.
Short-Term Investments
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. Interest income from the investment is included in interest expense, net, in the Company’s Consolidated Financial Statements. The Company’s objective with respect to this investment is to earn a higher rate of return, relative to deposit accounts, on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk. The Company has the intent and ability to hold this investment to maturity. As of January 28, 2017, the Company held $30.2 million in short-term investments, which included $0.2 million in interest income recognized in interest expense, net in the Company’s Consolidated Financial Statements. The Company did not have short-term investments as of January 30, 2016.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
Property, Plant, and Equipment
Property, plant, and equipment are carried at cost and depreciated or amortized over the following estimated useful lives using the straight-line method:

Buildings and building improvements ..............................................	39.5 years
Land improvements ...........................................................................	5 – 15 years
Furniture and fixtures, and leasehold improvements ........................	3 – 10 years
Equipment .........................................................................................	7 years
Vehicles .............................................................................................	5 years
Computer equipment and software ...................................................	3 – 5 years
Leasehold improvements are amortized over the shorter of the life of the asset or the lease term. Lease terms typically range from three to ten years.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken	Balance at End of Year
Fiscal year ended January 28, 2017	$2,317	$32,905	$(29,862)	$5,360
Fiscal year ended January 30, 2016	2,173	25,707	(25,563)	2,317
Fiscal year ended January 31, 2015	1,424	30,140	(29,391)	2,173
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.6 million and $0.5 million as of January 28, 2017, and January 30, 2016, respectively.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based on historical redemption patterns. During the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, the Company recorded $0.3 million, $0.3 million and $1.4 million of revenue related to gift card breakage, respectively. Gift card breakage is included in net sales in the Consolidated Statements of Income, as well as Direct segment sales.
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

Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of January 28, 2017 and January 30, 2016, deferred rent liability was $12.7 million and $11.5 million, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets.
The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of January 28, 2017 and January 30, 2016, the deferred lease credit liability was $15.8 million and $16.2 million, respectively. Of this, $2.4 million and $2.3 million is included within other accrued liabilities and $13.4 million and $13.9 million is included within long-term liabilities on the Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016, respectively.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
Total advertising expense was as follows (in thousands):

Fiscal year ended January 28, 2017	$32,222
Fiscal year ended January 30, 2016	33,392
Fiscal year ended January 31, 2015	28,936
Total recovery from Indirect retailers was as follows (in thousands):

Fiscal year ended January 28, 2017	$1,000
Fiscal year ended January 30, 2016	2,180
Fiscal year ended January 31, 2015	3,509
Debt-Issuance Costs
During the fiscal year ended January 30, 2016, in connection with the second amendment and restatement of the credit agreement (see Note 5), the Company incurred additional debt-issuance costs of $0.5 million. The Company is amortizing the remaining debt-issuance costs to interest expense over the five-year term of the second amended and restated credit agreement. Debt-issuance costs, net of accumulated amortization, totaled $0.6 million at January 28, 2017, and $0.8 million at January 30, 2016, and are included in other assets on the Consolidated Balance Sheets. Amortization expense of $0.2 million is included in interest expense in the Consolidated Statements of Income for each of the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015.
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of January 28, 2017 and January 30, 2016, approximated their fair values.
Short-term investments consist of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The initial investment was $30.0 million, and the Company has the positive intent and ability to hold the certificate of deposit to maturity. The accrued interest on the certificate of deposit is recognized in interest expense, net, in the Company's Consolidated Financial Statements. Due to the observable inputs, the certificate of deposit approximated its fair value as of January 28, 2017, and is classified within Level 2 of the fair value hierarchy.
The Company has certain assets that are measured under circumstances and events described in Note 4. The categorization of the framework to price these assets are level 3 due to subjective nature of unobservable inputs.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
The Company early adopted this standard beginning with the quarter ended April 30, 2016. The impact of the adoption of this standard was as follows:

•	excess tax benefits were combined with other income tax cash flows within operating cash flows adopted on a prospective basis;

•	excess tax benefits were recorded to income tax expense as a discrete item adopted on a prospective basis; and

•	cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity.

•	The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.
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
In its preliminary assessment, the provisions of the standard the Company believes to be most significant is the determination of when a customer receives control of the product upon a sale, as this could result in earlier recognition of revenue as compared to the Company's current practice of adjusting for shipments not yet received. The Company is still evaluating the final impact on its consolidated results of operations, financial position and cash flows, as well as additional provisions that may impact the Company's recognition of revenue. The Company will adopt the standard in the first quarter of fiscal 2019 and is continuing to evaluate the transition method upon adoption.
In July 2015, the FASB issued ASU 2015-11, Inventory, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016 which for the Company is fiscal 2018. The application of this standard will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. This guidance is effective for interim and annual periods beginning on or after December 15, 2018. The Company has operating leases at all of its retail stores;

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

therefore, the adoption of this standard will result a material increase of assets and liabilities on the Company's Consolidated Balance Sheets. The Company is continuing evaluate the impact on its consolidated results of operations and cash flows.

3.	Inventories
The components of inventories were as follows (in thousands):

	January 28, 2017	January 30, 2016
Raw materials	$—	$151
Finished goods	102,283	113,439
Total inventories	$102,283	$113,590

4.	Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Land and land improvements	$5,981	$5,981
Building and building improvements	46,233	46,145
Furniture, fixtures, leasehold improvements, computer equipment and software	127,791	127,913
Equipment and vehicles	20,329	19,931
Construction in progress	7,885	8,034
	208,219	208,004
Less: Accumulated depreciation and amortization	(106,642)	(94,293)
Property, plant, and equipment, net	$101,577	$113,711
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2. An impairment charge of $12.7 million, $2.8 million and $0.4 million was recognized, using level 3 inputs, in the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively, for assets related to underperforming stores and is included in selling, general, and administrative expenses in the Consolidated Statements of Income and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment.
Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges and discontinued operations (in thousands):

Fiscal year ended January 28, 2017	$19,516
Fiscal year ended January 30, 2016	19,418
Fiscal year ended January 31, 2015	14,425

5.	Debt
As of January 28, 2017 and January 30, 2016, the Company had no borrowings outstanding and availability of $125.0 million under the amended and restated credit agreement.
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

6.	Income Taxes
The components of income tax expense were as follows (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015
Current:
Federal	$8,810	$19,823	$20,715
Foreign	526	18	54
State	1,124	2,400	1,631
	10,460	22,241	22,400
Deferred:
Federal	(1,623)	(2,813)	(19)
State	(553)	(527)	447
	(2,176)	(3,340)	428
Total income tax expense	$8,284	$18,901	$22,828
A breakdown of the Company’s income from continuing operations before income taxes is as follows (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015
Domestic	$24,891	$46,386	$63,445
Foreign	3,151	73	218
Total income from continuing operations before income taxes	$28,042	$46,459	$63,663

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows (in thousands):

	January 28, 2017		January 30, 2016		January 31, 2015
Federal taxes at statutory rate	$9,815	35.0%	$16,261	35.0%	$22,282	35.0%
State and local income taxes, net of federal benefit	371	1.3	1,217	2.6	1,350	2.2
Impact of foreign rate differential	(413)	(1.5)	—	—	—	—
Change in uncertain tax positions	(1,426)	(5.1)	—	—	—	—
Other	(63)	(0.2)	1,423	3.1	(804)	(1.3)
Total income tax expense	$8,284	29.5%	$18,901	40.7%	$22,828	35.9%

The decrease in the Company’s effective income tax rate from the federal statutory rate was primarily due to the release of certain federal and state income tax reserves resulting from the conclusion of an IRS audit in fiscal 2017. Additionally, in April 2016, the Company opened an office in Hong Kong to lead the global supply chain in Asia, including the oversight of sourcing and procurement. As a result, the Company began recognizing a small benefit in the current year.
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

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	January 28, 2017	January 30, 2016
Deferred tax assets:
Compensation and benefits	$5,420	$5,761
Inventories	2,718	4,855
Deferred credits from landlords	11,722	11,056
Other	4,913	5,162
Subtotal deferred tax assets	24,773	26,834
Less: valuation allowances	—	(194)
Total deferred tax assets	24,773	26,640
Deferred tax liabilities:
Property, plant, and equipment	(8,505)	(12,970)
Other	(2,729)	(2,307)
Total deferred tax liabilities	(11,234)	(15,277)
Net deferred tax assets	$13,539	$11,363

As of January 28, 2017, a provision for U.S. income tax has not been recorded on the temporary difference of approximately $1.9 million related to the Company’s foreign subsidiary. The Company has determined that this temporary difference is indefinitely reinvested outside of the U.S. The amount of unrecognized deferred tax liability related to this temporary difference is estimated to be $0.4 million.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015
Beginning balance	$3,099	$3,018	$3,115
Net increases (decreases) in unrecognized tax benefits as a result of current year activity	15	81	(97)
Reductions for tax positions of prior years	(1,695)	—	—
Settlements	(214)	—	—
Lapse of statute of limitations	(328)	—	—
Ending balance	$877	$3,099	$3,018
As of January 28, 2017, of the $0.9 million of total unrecognized tax benefits, $0.6 million, which is net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently not expected to decrease by a significant amount in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015. Unrecognized tax benefits are included within long-term liabilities in the Company's Consolidated Balance Sheets.
The current year decrease is primarily related to the release of federal and state income tax reserves resulting from the conclusion of an IRS audit.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2015 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2013 through the current fiscal year.

7.	Leases
The Company is party to non-cancellable operating leases. Future minimum lease payments under the non-cancellable operating leases through expiration are as follows (in thousands and by fiscal year):

Fiscal Year	Amount
2018	$32,681
2019	31,456
2020	30,642
2021	29,908
2022	27,408
Thereafter	70,055
$222,150
Rental expense for all leases, excluding discontinued operations, was as follows (in thousands):

Fiscal year ended January 28, 2017	$33,925
Fiscal year ended January 30, 2016	32,456
Fiscal year ended January 31, 2015	25,198
Lease terms generally range from three to ten years, generally ten years in the case of the Company's retail stores, with options to renew for varying terms. Future minimum lease payments relate primarily to the lease of retail space. Additionally, several lease agreements contain a provision for payments based on a percentage of sales in addition to the

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

stated lease payments. Percentage rent expense was $2.8 million, $2.4 million and $1.9 million for fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.
During fiscal 2015, the Company leased one of its facilities from leasing companies owned by certain shareholders and directors. Lease expense related to this arrangement was $0.1 million for fiscal year ended January 31, 2015.

8.	Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $4.0 million, $5.0 million and $3.5 million in the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.
Awards of Restricted-Stock Units
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards. As of January 28, 2017, there were 4,961,706 of shares remaining in that program.
During the fiscal year ended January 28, 2017, the Company granted a total of 413,457 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2010 Equity and Incentive Plan with an aggregate fair value of $7.6 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
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
The majority of performance-based restricted stock units vest upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment throughout the three-year performance period and the Company’s achievement of annual earnings per share targets, or other Company performance targets, during the three-year performance period. The Company is recognizing the expense relating to these units, net of estimated forfeitures and based on the probable outcome of achievement of the financial targets, on a straight-line basis over the vesting period.
The following table summarizes information about restricted-stock units as of and for the year ended January 28, 2017 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 30, 2016	463	$18.05	303	$20.95
Granted	234	18.41	180	18.30
Vested	(164)	18.87	—	—
Forfeited	(46)	17.08	(108)	22.99
Nonvested units outstanding at January 28, 2017	487	$18.04	375	$19.10

As of January 28, 2017, there was $6.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2017 was $3.0 million. No restricted-stock awards were granted, vested, or forfeited for the year ended January 28, 2017.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

9.	Commitments and Contingencies
Payment Card Incident
Description of Event
On September 15, 2016, the Company received information from law enforcement regarding a potential data security issue related to our retail store network. Findings from the investigation show unauthorized access to the Company's payment processing system and the installation of a program that looked for payment card data. The program was specifically designed to find track data in the magnetic stripe of a payment card that may contain the card number, cardholder name, expiration date, and internal verification code as the data was being routed through the affected payment system. There is no indication that other customer information was at risk. Payment cards used at Vera Bradley store locations between July 25, 2016 and September 23, 2016 may have been affected. Not all cards used in stores during this time frame were affected. Cards used on verabradley.com were not affected.
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
Expenses Incurred and Amounts Accrued
During fiscal 2017, the Company recorded an immaterial amount of expense relating to the Payment Card Incident. Expenses included costs to investigate the Payment Card Incident and obtain legal and other professional services.
Future Costs
The Company expects to incur additional legal and professional services, as well as expenses and capital investments for remediation activities associated with the Payment Card Incident and will recognize the expenses as incurred. In addition, payment card companies and associations may require the Company to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against the Company. At this time, the Company cannot reasonably estimate the potential loss or range of loss related to any fines or penalties that may be assessed. The Payment Card Incident, including customer response and any possible third party claims or assessments from payment card companies, could materially adversely affect the Company's financial condition and operating results. The Company expects its insurance coverage will offset most of the expenses for the investigation and other non-remediation legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any, imposed by payment card companies, as discussed above.
Insurance Coverage
The Company maintains $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

10.	401(k) Profit Sharing Plan and Trust
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of January 28, 2017, January 30, 2016 and January 31, 2015, no discretionary profit sharing payments had been approved. Total Company contributions to the plan, excluding discontinued operations, were as follows (in thousands):

Fiscal year ended January 28, 2017	$1,624
Fiscal year ended January 30, 2016	1,965
Fiscal year ended January 31, 2015	2,394

11.	Related-Party Transactions
The Company leased its former corporate headquarters in fiscal 2015 from leasing companies owned by certain shareholders and directors, as described further in Note 7.
During the fiscal year ended January 28, 2017 and January 31, 2015, the Company made charitable contributions of approximately $0.1 million and $0.8 million, respectively, to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). The Company did not make charitable contributions during the fiscal year ended January 30, 2016. The Foundation was founded by two of the Company’s directors, who are also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.4 million as of January 28, 2017 and January 30, 2016. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended January 28, 2017	$53
Fiscal year ended January 30, 2016	—
Fiscal year ended January 31, 2015	750

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

12.	Earnings Per Share
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

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Numerator:
Income from continuing operations	$19,758	$27,558	$40,835
Loss from discontinued operations, net of taxes	—	—	(2,386)
Net income	$19,758	$27,558	$38,449
Denominator:
Weighted-average number of common shares (basic)	36,838	38,795	40,568
Dilutive effect of stock-based awards	132	66	64
Weighted-average number of common shares (diluted)	36,970	38,861	40,632
Earnings per share - basic:
Continuing operations	$0.54	$0.71	$1.01
Discontinued operations	—	—	(0.06)
Net income	$0.54	$0.71	$0.95
Earnings per share - diluted:
Continuing operations	$0.53	$0.71	$1.00
Discontinued operations	—	—	(0.06)
Net income	$0.53	$0.71	$0.95
As of January 28, 2017, January 30, 2016 and January 31, 2015, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. The diluted share calculations include performance-based restricted stock units to the extent of the completed performance periods.

13.	Common Stock
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
During the fiscal year ended January 28, 2017, the Company purchased and held 1,606,102 shares at an average price of $15.27 per share, excluding commissions, for an aggregate amount of $24.5 million, under the 2015 Share Repurchase Program.
During the fiscal year ended January 30, 2016, the Company purchased and held 2,481,367 shares at an average price of $12.57 per share, excluding commissions, for an aggregate amount of $31.2 million. Of these purchases, 283,354 shares at an average price of $14.64 per share, for an aggregate amount of $4.1 million, were purchased under the 2015 Share Repurchase Plan.
As of January 28, 2017, there was $21.3 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of January 28, 2017, the Company held as treasury shares 4,708,454 shares of its common stock at an average price of $14.58 per share, excluding commissions, for an aggregate carrying amount of $68.7 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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

Fiscal Year Ended
January 31, 2015
Net revenues	$2,963
Cost of sales	1,470
Gross profit	1,493
Selling, general, and administrative expenses	2,985
Operating loss	(1,492)
Loss on disposal from discontinued operations(1)	(1,769)
Loss before income taxes	(3,261)
Income tax benefit	(875)
Loss from discontinued operations	$(2,386)

(1) Loss on disposal from discontinued operations primarily relates to cumulative foreign currency translation adjustments.
The fiscal years ended January 28, 2017 and January 30, 2016, did not have activity related to discontinued operations.

15.	Restructuring and Other Charges
Fifty-Two Weeks Ended January 28, 2017
Refer to Note 4, herein, regarding the recognition of store impairment charges reflected in selling, general, and administrative expenses and Note 6, herein, regarding the release of certain income tax reserves related to uncertain tax positions reflected in income tax expense.

Fifty-Two Weeks Ended January 30, 2016
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

•	$1.2 million due to a retail store early lease termination agreement (reflected in selling, general, and administrative expenses) and

•	$0.6 million related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits (reflected in income tax expense).
Also refer to Note 4, herein, regarding the recognition of store impairment charges reflected in selling, general, and administrative expenses.

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
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,600 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third party e-commerce sites, the Company's wholesale customer in Japan, and third-party inventory liquidators. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2017, 2016 and 2015.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Segment net revenues:
Direct	$355,175	$351,286	$335,602
Indirect	130,762	151,312	173,388
Total	$485,937	$502,598	$508,990
Segment operating income:
Direct	$62,577	$74,114	$74,099
Indirect	50,955	60,409	66,213
Total	$113,532	$134,523	$140,312
Reconciliation:
Segment operating income	$113,532	$134,523	$140,312
Less:
Unallocated corporate expenses	(85,312)	(87,801)	(76,242)
Operating income	$28,220	$46,722	$64,070
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
Net revenues by product categories are as follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net revenues:
Bags	$207,765	$215,835	$230,978
Travel	119,082	125,279	109,112
Accessories	106,223	112,066	116,031
Home	27,574	22,729	17,721
Other	25,293	26,689	35,148
Total	$485,937	$502,598	$508,990
As of January 28, 2017 and January 30, 2016, substantially all of the Company’s long-lived assets were located in the United States.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

17.	Quarterly Financial Information (Unaudited)
The table below sets forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration.

	Fiscal Year Ended January 28, 2017
	First Quarter	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$105,181	$119,245	$126,662	$134,849
Gross profit	59,656	68,388	72,913	75,089
Operating income	3,857	8,303	11,402	4,658
Net income	2,418	5,109	8,780	3,451
Basic net income per share	0.06	0.14	0.24	0.10
Diluted net income per share	0.06	0.14	0.24	0.09

(1)    Includes impairment charges related to underperforming stores of $1.6 million ($1.0 million after the associated tax benefit), $0.6 million ($0.4 million after the associated tax benefit) and $10.5 million ($6.6 million after the associated tax benefit) during the second, third and fourth quarter, respectively. See Note 4, herein, for additional information.

	Fiscal Year Ended January 30, 2016
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$101,104	$120,724	$126,674	$154,096
Gross profit	51,694	66,554	73,298	89,643
Operating (loss) income	(4,971)	9,486	16,789	25,418
Net (loss) income	(4,136)	5,715	10,268	15,711
Basic net (loss) income per share	(0.10)	0.15	0.27	0.41
Diluted net (loss) income per share	(0.10)	0.15	0.27	0.41

(1)    Includes restructuring and other charges described in Note 15, herein.
(2)    Includes impairment charges related to underperforming stores of $2.8 million ($1.8 million after the associated tax benefit). See Note 4, herein, for additional information.

Information in any one Quarterly period should not be considered indicative of annual results due to the effect of seasonality of the business.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Robert Wallstrom, the Chief Executive Officer of the Company, and Kevin J. Sierks, the Executive Vice President – Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of January 28, 2017.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of January 28, 2017.
The effectiveness of the Company’s internal control over financial reporting as of January 28, 2017, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. of this Annual Report on Form 10-K.
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

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2017 Annual Meeting of Shareholders under the headings “Board of Directors Information,” “Family Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines, Committee Charters and Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2017 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2017 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 28, 2017:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	1,114,295	—	4,961,706
Equity compensation plans not approved by security holders	—	—	—
Total	1,114,295	—	4,961,706

(1)	Approved before our initial public offering.

(2)	Assumes that target performance requirements will be achieved for performance shares with incomplete performance periods.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2017 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2017 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

Item 16.        Form 10-K Summary
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2017.

Signature	Title

/s/ Robert Wallstrom	Director and Chief Executive Officer (principal executive officer)
Robert Wallstrom

/s/ Kevin J. Sierks	Executive Vice President – Chief Financial Officer (principal accounting officer)
Kevin J. Sierks

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Richard Baum	Director
Richard Baum

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Mary Lou Kelley	Director
Mary Lou Kelley

/s/ John E. Kyees	Director
John E. Kyees

Signature	Title

/s/ Matthew McEvoy	Director
Matthew McEvoy

/s/ P. Michael Miller	Director
P. Michael Miller

/s/ Patricia R. Miller	Director
Patricia R. Miller

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Edward M. Schmults	Director
Edward M. Schmults

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3	Letter of Agreement with Kevin J. Sierks (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended February 2, 2013)

10.4	Letter of Agreement with Sue Fuller (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2014)

10.5	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.6	Vera Bradley, Inc. 2014 Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.7	Fiscal 2016 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 2015)

10.8	Fiscal 2016 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 2015)

10.9
Fiscal 2016 Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 2015)

10.10
Second Amended and Restated Credit Agreement dated as of July 15, 2015 among Vera Bradley Designs, Inc., JPMorgan Chase Bank, National Association, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 1, 2015)

10.11	Letter of Agreement with Theresa Palermo dated as of May 27, 2015 (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2016)

10.12	Fiscal 2017 Restricted Stock Unit/Performance Unit Terms and Conditions (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2016)

10.13	Fiscal 2017 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2016)

10.14
Fiscal 2017 Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2016)

Exhibit No.	Description

10.15	Employment Agreement for Robert Wallstrom dated November 11, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 5, 2013)

10.16	Second Amendment of Employment Agreement for Robert Wallstrom dated June 17, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 22, 2016)

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Vera Bradley, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015; (ii) Consolidated Balance Sheets as of January 28, 2017, and January 30, 2016; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015; and (v) related notes. **

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