Form 10-Q
period 2017-04-29
Vera Bradley, Inc.
filed 2017-06-07
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 29, 2017
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 36,154,015 shares of its common stock outstanding as of May 31, 2017.

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
For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 29, 2017	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$74,400	$86,375
Short-term investments	9,489	30,152
Accounts receivable, net	22,693	23,313
Inventories	105,421	102,283
Income taxes receivable	5,722	3,217
Prepaid expenses and other current assets	11,579	10,237
Total current assets	229,304	255,577
Property, plant, and equipment, net	100,566	101,577
Long-term investments	17,519	—
Deferred income taxes	12,672	13,539
Other assets	2,222	2,816
Total assets	$362,283	$373,509
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,705	$32,619
Accrued employment costs	10,743	12,474
Other accrued liabilities	18,667	16,906
Income taxes payable	681	508
Total current liabilities	55,796	62,507
Long-term liabilities	27,243	27,216
Total liabilities	83,039	89,723
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,093 and 40,927 shares issued and 36,253 and 36,218 shares outstanding, respectively	—	—
Additional paid-in-capital	89,438	88,739
Retained earnings	259,718	263,767
Accumulated other comprehensive loss	(43)	(50)
Treasury stock	(69,869)	(68,670)
Total shareholders’ equity	279,244	283,786
Total liabilities and shareholders’ equity	$362,283	$373,509
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net revenues	$96,135	$105,181
Cost of sales	43,435	45,525
Gross profit	52,700	59,656
Selling, general, and administrative expenses	57,771	56,376
Other income	267	577
Operating (loss) income	(4,804)	3,857
Interest (income) expense, net	(39)	48
(Loss) income before income taxes	(4,765)	3,809
Income tax (benefit) expense	(716)	1,391
Net (loss) income	$(4,049)	$2,418
Basic weighted-average shares outstanding	36,235	37,547
Diluted weighted-average shares outstanding	36,235	37,724

Basic net (loss) income per share	$(0.11)	$0.06
Diluted net (loss) income per share	$(0.11)	$0.06
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net (loss) income	$(4,049)	$2,418
Unrealized gain on available-for-sale investments	13	—
Cumulative translation adjustment	(6)	5
Comprehensive (loss) income, net of tax	$(4,042)	$2,423
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities
Net (loss) income	$(4,049)	$2,418
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, plant, and equipment	4,948	4,702
Provision for doubtful accounts	162	23
Stock-based compensation	1,278	842
Deferred income taxes	867	221
Cash gain on investments	152	—
Other non-cash gain, net	(19)	(13)
Changes in assets and liabilities:
Accounts receivable	458	3,580
Inventories	(3,138)	178
Prepaid expenses and other assets	(748)	(1,749)
Accounts payable	(6,040)	1,262
Income taxes	(2,332)	(12,066)
Accrued and other liabilities	(1,476)	(3,395)
Net cash used in operating activities	(9,937)	(3,997)
Cash flows from investing activities
Purchases of property, plant, and equipment	(3,362)	(5,594)
Purchases of investments	(26,975)	(30,000)
Proceeds from maturity of investment	30,000	—
Net cash used in investing activities	(337)	(35,594)
Cash flows from financing activities
Tax withholdings for equity compensation	(579)	(572)
Repurchase of common stock	(1,116)	(5,694)
Other financing activities, net	—	(16)
Net cash used in financing activities	(1,695)	(6,282)
Effect of exchange rate changes on cash and cash equivalents	(6)	5
Net decrease in cash and cash equivalents	(11,975)	(45,868)
Cash and cash equivalents, beginning of period	86,375	97,681
Cash and cash equivalents, end of period	$74,400	$51,813
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$522	$13,223
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of April 29, 2017 and April 30, 2016	$83	$426
Expenditures incurred but not yet paid as of January 28, 2017 and January 30, 2016	$—	$436
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of April 29, 2017 and April 30, 2016	$2,780	$3,173
Expenditures incurred but not yet paid as of January 28, 2017 and January 30, 2016	$2,204	$2,872
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of April 29, 2017, the Company operated 113 full-line stores and 49 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,400 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, the Company's wholesale customer in Japan, third-party inventory liquidators, and licensing.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended April 29, 2017, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended April 29, 2017, and April 30, 2016, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of April 29, 2017 and January 28, 2017, deferred rent liability was $12.9 million and $12.7 million, respectively, and is included within long-term liabilities on the Condensed Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of April 29, 2017 and January 28, 2017, the deferred lease credit liability was $15.5 million and $15.8 million, respectively. Of these amounts, $2.4 million is included within other accrued liabilities as of April 29, 2017 and

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

January 28, 2017; $13.1 million and $13.4 million is included within long-term liabilities as of April 29, 2017 and January 28, 2017, respectively.
Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. This guidance is effective for interim and annual periods beginning on or after December 15, 2018. The Company has operating leases at all of its retail stores; therefore, the adoption of this standard will result in a material increase of assets and liabilities on the Company's Consolidated Balance Sheets. The Company is continuing to evaluate the impact on its consolidated results of operations and cash flows.
2.    Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock units. As a result of the net loss in the current-year period, dilutive potential common shares were anti-dilutive. The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Numerator:
Net (loss) income	$(4,049)	$2,418
Denominator:
Weighted-average number of common shares (basic)	36,235	37,547
Dilutive effect of stock-based awards	—	177
Weighted-average number of common shares (diluted)	36,235	37,724
(Loss) earnings per share:
Basic	$(0.11)	$0.06
Diluted	$(0.11)	$0.06

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of April 29, 2017 and April 30, 2016, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of April 29, 2017, and January 28, 2017, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of April 29, 2017 and January 28, 2017 (in thousands):

	Level 1		Level 2		Level 3
	April 29, 2017	January 28, 2017	April 29, 2017	January 28, 2017	April 29, 2017	January 28, 2017
Cash equivalents(1)	$904	$—	$22,198	$—	$—	$—
Short-term investments:
Municipal securities	—	—	4,533	—	—	—
Commercial paper	—	—	3,491	—	—	—
U.S. corporate debt securities	—	—	1,465	—	—	—
Certificate of deposit	—	—	—	30,152	—	—
Long-term investments:
U.S. corporate debt securities	—	—	7,282	—	—	—
Non-U.S. corporate debt securities	—	—	6,144	—	—	—
Municipal securities	—	—	2,079	—	—	—
U.S. treasury securities	2,014	—	—	—	—	—

(1) Cash equivalents include a money market fund, commercial paper and municipal securities that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.

4.    Inventories
The components of inventories were as follows (in thousands):

	April 29, 2017	January 28, 2017
Finished goods	105,421	102,283
Total inventories	$105,421	$102,283

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
As of April 29, 2017 and January 28, 2017, the Company had borrowing availability of $125.0 million under its Credit Agreement.

6.    Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. A provision for U.S. income tax has not been recorded on the temporary difference related to the Company’s foreign subsidiary. The Company has determined that this temporary difference is indefinitely reinvested outside of the U.S.
The effective tax rate for the thirteen weeks ended April 29, 2017, was 15.0%, compared to 36.5% for the thirteen weeks ended April 30, 2016. The year-over year decrease is primarily due to the relative impact of permanent and discrete items, including a tax shortfall from stock-based compensation.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Awards of Restricted Stock Units
During the thirteen weeks ended April 29, 2017, the Company granted 506,572 time-based and performance-based restricted stock units with an aggregate fair value of $4.7 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 295,148 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended April 29, 2017 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2017	487	$18.04	375	$19.10
Granted	294	9.31	212	9.31
Vested	(233)	18.18	—	—
Forfeited	(24)	17.15	(93)	24.84
Nonvested units outstanding at April 29, 2017	524	$13.11	494	$14.05
As of April 29, 2017, there was $8.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years, subject to meeting performance conditions.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards.
Expenses Incurred
During the first quarter of fiscal 2018, the Company recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident.
Future Costs
Payment card companies and associations may require the Company to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against the Company. At this time, the Company cannot reasonably estimate the potential loss or range of loss related to fines or penalties that may be assessed, if any. The Payment Card Incident, including customer response and any possible third party claims or assessments from payment card companies, could materially adversely affect the Company's financial condition and operating results. The Company expects its insurance coverage will offset most of the expenses for the investigation and other non-remediation legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any, imposed by payment card companies, as discussed above.
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
The Company purchased 131,619 shares at an average price of $9.11 per share, excluding commissions, for an aggregate amount of $1.2 million during the thirteen weeks ended April 29, 2017, under the 2015 Share Repurchase Program. As of April 29, 2017, there was $20.1 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of April 29, 2017, the Company held as treasury shares 4,840,073 shares of its common stock at an average price of $14.44 per share, excluding commissions, for an aggregate carrying amount of $69.9 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

10.    Other Charges
Thirteen Weeks Ended April 29, 2017
In the first quarter of fiscal 2018, the Company recognized a total of $1.3 million ($0.8 million after the associated tax benefit) of severance charges (reflected in selling, general, and administrative expenses) primarily for the Company's former Chief Financial Officer. These charges are reflected within corporate unallocated expenses.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

11.    Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly liquid investments with a maturity of three months or less at the date of purchase. As of April 29, 2017, these investments in the Company's portfolio consisted of a money market fund, commercial paper and municipal securities.
Short-Term Investments
As of April 29, 2017, short-term investments consisted of U.S. corporate debt securities, commercial paper and municipal securities with a maturity within one year of the balance sheet date. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income. As of January 28, 2017, short-term investments consisted of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The certificate of deposit matured during the first quarter fiscal 2018. Interest income from the certificate of deposit is included in interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income.
The Company held $9.5 million and $30.2 million in short-term investments as of April 29, 2017 and January 28, 2017, respectively. The following table summarizes the Company's short-term investments (in thousands):

	April 29, 2017	January 28, 2017
Municipal securities	$4,533	$—
Commercial paper	3,491	—
U.S. corporate debt securities	1,465	—
Certificate of deposit	—	30,152
Total short-term investments	$9,489	$30,152
Long-Term Investments
As of April 29, 2017, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. treasury and municipal securities with a maturity greater than one year from the balance sheet date. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income.
The Company held $17.5 million in long-term investments as of April 29, 2017. The Company did not have long-term investments as of January 28, 2017. The following table summarizes the Company's long-term investments (in thousands):

	April 29, 2017	January 28, 2017
U.S. corporate debt securities	$7,282	$—
Non-U.S. corporate debt securities	6,144	—
Municipal securities	2,079	—
U.S. treasury securities	2,014	—
Total long-term investments	$17,519	$—
There were no material gross unrealized gains or losses on available-for-sale securities as of the periods ended April 29, 2017 and January 28, 2017.

12.    Segment Reporting
The Company has two operating segments, which are also its reportable segments: Direct and Indirect. These operating segments are components of the Company for which separate financial information is available and for

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
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
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,400 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, the Company's wholesale customer in Japan, and third-party inventory liquidators; and licensing.
Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, merchandising, corporate-level marketing and advertising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating (loss) income information for the Company’s reportable segments during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Segment net revenues:
Direct	$68,837	$72,946
Indirect	27,298	32,235
Total	$96,135	$105,181
Segment operating income:
Direct	$6,812	$12,137
Indirect	9,446	12,598
Total	$16,258	$24,735
Reconciliation:
Segment operating income	$16,258	$24,735
Less:
Unallocated corporate expenses	(21,062)	(20,878)
Operating (loss) income	$(4,804)	$3,857

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended April 29, 2017 and April 30, 2016. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended April 29, 2017, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the first quarter of fiscal 2018:
Strategic Progress

•
We launched our new platform for verabradley.com in February 2017, creating a dynamic digital flagship. The new site offers a number of enhancements including, among others, the ability to strategically segment and personalize messaging, express check-out, and “order on-line, pickup in-store.”

•
We are continuing work on our store renovation strategy by adding our new branding, including storefront facade, logo, and interior changes to our higher-volume and traffic full-line stores. One full-line store renovation was completed in the first quarter, and approximately 19 additional renovations will be completed throughout the remainder of fiscal 2018.

•	During the first quarter, we opened three factory outlet stores in Laredo, Texas; Myrtle Beach, South Carolina; and Houston, Texas.

•	We partnered with TLC on Girl Starter, a new reality-competition TV show which debuted in April. We will continue to work with other partners to enhance our image and expand our reach.

•
We announced a licensing agreement for apparel and accessories designed for health care professionals which is expected to launch in the Spring of fiscal 2019. In addition, our license for technology products including smartphone and tablet cases, power solutions, and portable audio launched in March.

Financial Summary (all comparisons are to the first quarter of fiscal 2017)

•	Net revenues decreased 8.6% to $96.1 million.

•	Direct segment sales decreased 5.6% to $68.8 million. Comparable sales decreased 12.5%.

•	Indirect segment sales decreased 15.3% to $27.3 million.

•	Gross profit was $52.7 million, or 54.8% of net revenue.

•
Operating loss was $4.8 million and net loss was $4.0 million, or $0.11 per diluted share. These results included severance charges of $1.3 million ($0.8 million after the associated tax benefit), or $0.02 per diluted share.

•	Cash and cash equivalents and investments were $101.4 million at April 29, 2017.

•	Capital expenditures for the thirteen weeks totaled $3.4 million.

•	Repurchases of common stock for the thirteen weeks totaled $1.2 million.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, verabradley.com, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners, department stores, national accounts, third-party e-commerce sites, our wholesale customer in Japan, third-party inventory liquidators, and licensing.

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
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Competition;

•	The timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing and level of promotions;

•	Amount of store, mall and e-commerce traffic;

•	The level of customer service that we provide in stores and to our on-line customers;

•	Our ability to source and distribute products efficiently;

•	The number of stores we open and close in any period; and

•	The timing and success of promotional and marketing efforts.
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

Net (Loss) Income
Net (loss) income is equal to operating (loss) income plus net interest income less net interest expense and income taxes.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Statement of Income Data:
Net revenues	$96,135	$105,181
Cost of sales	43,435	45,525
Gross profit	52,700	59,656
Selling, general, and administrative expenses	57,771	56,376
Other income	267	577
Operating (loss) income	(4,804)	3,857
Interest (income) expense, net	(39)	48
(Loss) income before income taxes	(4,765)	3,809
Income tax (benefit) expense	(716)	1,391
Net (loss) income	$(4,049)	$2,418
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	45.2%	43.3%
Gross profit	54.8%	56.7%
Selling, general, and administrative expenses	60.1%	53.6%
Other income	0.3%	0.5%
Operating (loss) income	(5.0)%	3.7%
Interest (income) expense, net	—%	—%
(Loss) income before income taxes	(5.0)%	3.6%
Income tax (benefit) expense	(0.7)%	1.3%
Net (loss) income	(4.2)%	2.3%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net Revenues by Segment:
Direct	$68,837	$72,946
Indirect	27,298	32,235
Total	$96,135	$105,181
Percentage of Net Revenues by Segment:
Direct	71.6%	69.4%
Indirect	28.4%	30.6%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Operating (Loss) Income by Segment:
Direct	$6,812	$12,137
Indirect	9,446	12,598
Less: Corporate unallocated	(21,062)	(20,878)
Total	$(4,804)	$3,857
Operating Income as a Percentage of Net Revenues by Segment:
Direct	9.9%	16.6%
Indirect	34.6%	39.1%
Store Data (1):
Total stores open at end of period	162	152
Comparable sales (including e-commerce) decrease (2)	(12.5)%	(6.7)%
Total gross square footage at end of period (all stores)	377,740	346,708
Average net revenues per gross square foot (3)	$118	$128

(1)	Includes our full-line and factory outlet stores.

(2)
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
We have resolved this incident and continue to work with the computer security firm to further strengthen the security of our system to help prevent this from happening in the future. We continue to support law enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards.
Expenses Incurred
During the first quarter of fiscal 2018, we recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident.
Future Costs
Payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against us. At this time, we cannot reasonably estimate the potential loss or range of loss related to fines or penalties that may be assessed, if any. The Payment Card Incident, including customer response and any possible third party claims or assessments from payment card companies, could materially adversely affect our financial condition and operating results. We expect our insurance coverage will offset most of the expenses for the investigation and other non-remediation legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any, imposed by payment card companies, as discussed above.

Insurance Coverage
We maintain $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Other Charges Affecting Comparability of the Thirteen Weeks Ended April 29, 2017, and April 30, 2016
Thirteen Weeks Ended April 29, 2017
In the first quarter of fiscal 2018, we recognized a total of $1.3 million of severance charges ($0.8 million after the associated tax benefit) (reflected in SG&A expenses) primarily for our former Chief Financial Officer. These charges are reflected within corporate unallocated expenses.
Thirteen Weeks Ended April 29, 2017, Compared to Thirteen Weeks Ended April 30, 2016
Net Revenues
For the thirteen weeks ended April 29, 2017, net revenues decreased $9.1 million, or 8.6%, to $96.1 million, from $105.2 million in the comparable prior-year period.
Direct. For the thirteen weeks ended April 29, 2017, net revenues in the Direct segment decreased $4.1 million, or 5.6%, to $68.8 million, from $72.9 million in the comparable prior-year period. This change resulted from a $5.0 million contribution of revenue from our non-comparable stores, including three additional factory outlet stores opened in the current fiscal year, which was more than offset by a comparable sales decrease of $8.1 million, or 12.5%. The decrease in comparable sales includes a 22.0% decrease in e-commerce sales and a 7.8% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic and e-commerce sales were partially impacted by the conversion to our new platform, which was completed in February 2017.
Indirect. For the thirteen weeks ended April 29, 2017, net revenues in the Indirect segment decreased $4.9 million, or 15.3%, to $27.3 million, from $32.2 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts along with a reduction in the number of specialty retail accounts.
Gross Profit
For the thirteen weeks ended April 29, 2017, gross profit decreased $7.0 million, or 11.7%, to $52.7 million, from $59.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 54.8% for the thirteen weeks ended April 29, 2017, from 56.7% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to channel mix changes and increased promotional activity at our factory outlet stores.
Selling, General, and Administrative Expenses
For the thirteen weeks ended April 29, 2017, SG&A expenses increased $1.4 million, or 2.5%, to $57.8 million, from $56.4 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 60.1% for the thirteen weeks ended April 29, 2017, from 53.6% in the comparable prior-year period. The increase in SG&A expenses for the thirteen weeks ended April 29, 2017 was primarily due to $1.3 million in severance charges principally for our former Chief Financial Officer in the current-year period.
Other Income
For the thirteen weeks ended April 29, 2017, other income decreased $0.3 million, or 53.7%, to $0.3 million, from $0.6 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.
Operating (Loss) Income
For the thirteen weeks ended April 29, 2017, operating (loss) income decreased $8.7 million, or 224.6%, to $(4.8) million in the current-year period, from $3.9 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (5.0)% and 3.7% for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. Operating (loss) income decreased due to the factors described above.
Direct. For the thirteen weeks ended April 29, 2017, operating income in the Direct segment decreased $5.3 million, or 43.9%, to $6.8 million from $12.1 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 9.9% and 16.6% for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to lower sales, a decrease in gross profit as a percentage of net revenues, as described above, and deleveraging of store operating expenses as a result of lower comparable store sales.
Indirect. For the thirteen weeks ended April 29, 2017, operating income in the Indirect segment decreased $3.2 million, or 25.0%, to $9.4 million from $12.6 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 34.6% and 39.1% for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to lower sales and a decrease in gross profit as a percentage of net revenues, as described above.
Corporate Unallocated. For the thirteen weeks ended April 29, 2017, unallocated expenses increased $0.2 million, or 0.9%, to $21.1 million from $20.9 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to $1.3 million in severance charges, partially offset by a decrease in advertising expense of $0.8 million as a result of the timing of spend in the current-year period.
Income Tax (Benefit) Expense
The effective tax rate for the thirteen weeks ended April 29, 2017, was 15.0%, compared to 36.5% for the thirteen weeks ended April 30, 2016. The year-over year decrease is primarily due to the relative impact of permanent and discrete items, including a tax shortfall from stock-based compensation.
Net (Loss) Income
For the thirteen weeks ended April 29, 2017, net (loss) income decreased $6.4 million, or 267.5%, to $(4.0) million from $2.4 million in the comparable prior-year period. The current-year period included $1.3 million ($0.8 million after the associated tax benefit) in severance expense.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement during the thirteen weeks ended April 29, 2017, and there was no debt outstanding as of April 29, 2017. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; share repurchases; and debt repayments. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly liquid investments with a maturity of three months or less from the date of purchase. As of April 29, 2017, these investments in our portfolio consisted of a money market fund, commercial paper and municipal securities.
Short-Term Investments. As of April 29, 2017, short-term investments consisted of U.S. corporate debt securities, commercial paper and municipal securities with a maturity within one year of the balance sheet date. As of January 28, 2017, short-term investments consisted of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The certificate of deposit matured during the first quarter fiscal 2018.
Long-Term Investments. As of April 29, 2017, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. treasury and municipal securities with a maturity greater than one year from the balance sheet date.
Refer to Note 11 Investments herein for additional detail regarding investments.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net cash used in operating activities	$(9,937)	$(3,997)
Net cash used in investing activities	(337)	(35,594)
Net cash used in financing activities	(1,695)	(6,282)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; the effect of changes in assets and liabilities; and tenant-improvement allowances received from landlords under our store leases.
Net cash used in operating activities for the thirteen weeks ended April 29, 2017, was $9.9 million compared to net cash used in operating activities of $4.0 million for the thirteen weeks ended April 30, 2016. The increase in cash used in operating activities was primarily a result of a decrease in net income of $6.4 million and a change in accounts payable which resulted in a use of cash of $6.0 million as compared to a source of cash of $1.3 million in the comparable prior-year period. The change in accounts payable was primarily a result of the timing of inventory payments. This was partially offset by a change in income taxes which resulted in a use of cash of $2.3 million as compared to a use of cash of $12.1 million in the comparable prior-year period. The income tax change was primarily a result of the timing of an $11.5 million federal income tax payment in the prior-year period.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $0.3 million and $35.6 million for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. There was a decrease of $2.2 million in spending for property, plant, and equipment in the current-year period primarily due to the construction of three retail stores in the current-year period as compared to five stores in the comparable prior-year period and a reduction in information technology investment spending. In addition, there was a source of cash of $3.0 million as a result of net investment activity in the current-year period and a use of cash of $30.0 million in the comparable prior-year period.
Capital expenditures for fiscal 2018 are expected to be approximately $10.0 million to $15.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $1.7 million and $6.3 million for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. The decrease in cash used in financing activities was primarily due to $1.1 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in the current-year period compared to $5.7 million of cash purchases of our common stock under the 2015 Share Repurchase Plans in the prior-year period.
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
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of April 29, 2017, the Company had borrowing availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of April 29, 2017.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017. In addition to these policies, refer to Note 11 Investments of this Quarterly Report on Form 10-Q for a discussion of the Company's investment accounting policy.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of April 29, 2017.
Recently Issued Accounting Pronouncements
Refer to Note 1 Description of the Company and Basis of Presentation of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of April 29, 2017, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Interim Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 29, 2017.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There has been no material change to our risk factors as previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 8, 2015, the Company’s board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires in December 2017. During the thirteen weeks ended April 29, 2017, the Company repurchased 131,619 shares of the Company's common stock at an average price of $9.11 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended April 29, 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
January 29, 2017 - February 25, 2017	8,560	$10.65	8,560	$21,238,544
February 26, 2017 - April 1, 2017	56,941	9.10	56,941	20,720,216
April 2, 2017 - April 29, 2017	66,118	8.91	66,118	20,130,955
	131,619	$9.11	131,619

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2018 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2018 Annual Incentive Compensation Plan (Executives)

10.3	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen Weeks ended April 29, 2017 and April 30, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended April 29, 2017 and April 30, 2016; (iii) Condensed Consolidated Balance Sheets as of April 29, 2017 and January 28, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks ended April 29, 2017 and April 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: June 7, 2017	/s/ John Enwright
John Enwright
Vice President – Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fiscal 2018 Restricted Stock Unit/Performance Unit Terms and Conditions

10.2	Fiscal 2018 Annual Incentive Compensation Plan (Executives)

10.3	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen Weeks ended April 29, 2017 and April 30, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended April 29, 2017 and April 30, 2016; (iii) Condensed Consolidated Balance Sheets as of April 29, 2017 and January 28, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks ended April 29, 2017 and April 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements. **

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