Form 10-Q
period 2017-07-29
Vera Bradley, Inc.
filed 2017-09-06
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 35,965,184 shares of its common stock outstanding as of August 30, 2017.

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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 29, 2017	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$66,362	$86,375
Short-term investments	18,441	30,152
Accounts receivable, net	19,630	23,313
Inventories	104,108	102,283
Income taxes receivable	5,564	3,217
Prepaid expenses and other current assets	11,333	10,237
Total current assets	225,438	255,577
Property, plant, and equipment, net	96,945	101,577
Long-term investments	17,526	—
Deferred income taxes	11,635	13,539
Other assets	1,876	2,816
Total assets	$353,420	$373,509
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,223	$32,619
Accrued employment costs	10,295	12,474
Other accrued liabilities	18,346	16,906
Income taxes payable	814	508
Total current liabilities	46,678	62,507
Long-term liabilities	26,610	27,216
Total liabilities	73,288	89,723
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,096 and 40,927 shares issued and 36,014 and 36,218 shares outstanding, respectively	—	—
Additional paid-in-capital	90,247	88,739
Retained earnings	261,911	263,767
Accumulated other comprehensive loss	(33)	(50)
Treasury stock	(71,993)	(68,670)
Total shareholders’ equity	280,132	283,786
Total liabilities and shareholders’ equity	$353,420	$373,509
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net revenues	$112,418	$119,245	$208,553	$224,426
Cost of sales	49,125	50,857	92,560	96,382
Gross profit	63,293	68,388	115,993	128,044
Selling, general, and administrative expenses	59,747	60,305	117,518	116,681
Other income	163	220	430	797
Operating income (loss)	3,709	8,303	(1,095)	12,160
Interest (income) expense, net	(96)	63	(135)	111
Income (loss) before income taxes	3,805	8,240	(960)	12,049
Income tax expense	1,612	3,131	896	4,522
Net income (loss)	$2,193	$5,109	$(1,856)	$7,527
Basic weighted-average shares outstanding	36,122	37,030	36,178	37,288
Diluted weighted-average shares outstanding	36,158	37,113	36,178	37,419

Basic net income (loss) per share	$0.06	$0.14	$(0.05)	$0.20
Diluted net income (loss) per share	$0.06	$0.14	$(0.05)	$0.20
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income (loss)	$2,193	$5,109	$(1,856)	$7,527
Unrealized gain on available-for-sale investments	21	—	34	—
Cumulative translation adjustment	(11)	(8)	(17)	(3)
Comprehensive income (loss), net of tax	$2,203	$5,101	$(1,839)	$7,524
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities
Net (loss) income	$(1,856)	$7,527
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	9,934	9,555
Impairment charges	—	1,578
Provision for doubtful accounts	121	273
Stock-based compensation	2,103	2,043
Deferred income taxes	1,904	469
Cash gain on investments	154	—
Other non-cash charges (gain), net	14	(41)
Changes in assets and liabilities:
Accounts receivable	3,562	1,795
Inventories	(1,825)	17,043
Prepaid expenses and other assets	(156)	(2,395)
Accounts payable	(14,670)	(7,632)
Income taxes	(2,041)	(11,314)
Accrued and other liabilities	(1,362)	(3,127)
Net cash (used in) provided by operating activities	(4,118)	15,774
Cash flows from investing activities
Purchases of property, plant, and equipment	(6,057)	(11,651)
Purchases of investments	(39,298)	(30,000)
Proceeds from maturities and sales of investments	33,350	—
Proceeds from disposal of property, plant, and equipment	—	8
Net cash used in investing activities	(12,005)	(41,643)
Cash flows from financing activities
Tax withholdings for equity compensation	(595)	(631)
Repurchase of common stock	(3,278)	(15,695)
Other financing activities, net	—	(27)
Net cash used in financing activities	(3,873)	(16,353)
Effect of exchange rate changes on cash and cash equivalents	(17)	(3)
Net decrease in cash and cash equivalents	(20,013)	(42,225)
Cash and cash equivalents, beginning of period	86,375	97,681
Cash and cash equivalents, end of period	$66,362	$55,456
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$769	$15,396
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of July 29, 2017 and July 30, 2016	$45	$425
Expenditures incurred but not yet paid as of January 28, 2017 and January 30, 2016	$—	$436
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of July 29, 2017 and July 30, 2016	$1,450	$3,453
Expenditures incurred but not yet paid as of January 28, 2017 and January 30, 2016	$2,204	$2,872
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of July 29, 2017, the Company operated 112 full-line stores and 49 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,400 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, the Company's wholesale customer in Japan, third-party inventory liquidators, and licensing.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended July 29, 2017, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended July 29, 2017, and July 30, 2016, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of July 29, 2017 and January 28, 2017, deferred rent liability was $12.8 million and $12.7 million, respectively, and is included within long-term liabilities on the Condensed Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of July 29, 2017 and January 28, 2017, the deferred lease credit liability was $14.9 million and $15.8 million, respectively. Of these amounts, $2.4 million is included within other accrued liabilities as of July 29, 2017 and

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

January 28, 2017; $12.5 million and $13.4 million is included within long-term liabilities as of July 29, 2017 and January 28, 2017, respectively.
Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard allows for either a full retrospective or a modified retrospective transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is February 4, 2018 (the beginning of the Company's fiscal 2019). Earlier application is permitted as of the original effective date, annual reporting periods beginning after December 2016, including interim periods within that reporting period.
In its preliminary assessment, the provisions of the standard the Company believes to be most significant is the determination of when a customer receives control of the product upon a sale, as this could result in earlier recognition of revenue as compared to the Company's current practice of adjusting for shipments not yet received. The Company is still evaluating the final impact on its consolidated results of operations, financial position and cash flows, as well as additional provisions that may impact the Company's recognition of revenue. The Company will adopt the standard in the first quarter of fiscal 2019 and currently anticipates adoption using the modified retrospective method with a cumulative adjustment to retained earnings recorded during the first quarter of fiscal 2019.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

2.    Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock units. As a result of the net loss in the current-year twenty-six week period, dilutive potential common shares were anti-dilutive. The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator:
Net income (loss)	$2,193	$5,109	$(1,856)	$7,527
Denominator:
Weighted-average number of common shares (basic)	36,122	37,030	36,178	37,288
Dilutive effect of stock-based awards	36	83	—	131
Weighted-average number of common shares (diluted)	36,158	37,113	36,178	37,419
Earnings (loss) per share:
Basic	$0.06	$0.14	$(0.05)	$0.20
Diluted	$0.06	$0.14	$(0.05)	$0.20
As of July 29, 2017 and July 30, 2016, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of July 29, 2017, and January 28, 2017, approximated their fair values.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table details the fair value measurements of the Company's investments as of July 29, 2017 and January 28, 2017 (in thousands):

	Level 1		Level 2		Level 3
	July 29, 2017	January 28, 2017	July 29, 2017	January 28, 2017	July 29, 2017	January 28, 2017
Cash equivalents(1)	$2,957	$—	$11,362	$—	$—	$—
Short-term investments:
Municipal securities	—	—	4,872	—	—	—
Commercial paper	—	—	3,992	—	—	—
U.S. corporate debt securities	—	—	6,634	—	—	—
Non-U.S. corporate debt securities	—	—	2,943	—	—	—
Certificate of deposit	—	—	—	30,152	—	—
Long-term investments:
U.S. corporate debt securities	—	—	8,655	—	—	—
Non-U.S. corporate debt securities	—	—	5,794	—	—	—
Municipal securities	—	—	1,059	—	—	—
U.S. treasury securities	2,018	—	—	—	—	—

(1) Cash equivalents include a money market fund, commercial paper, non-U.S. corporate debt securities and municipal securities that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.

The Company has certain assets that are measured on a non-recurring basis under circumstances and events described in Note 12 herein. The categorization of the framework to price these assets are within Level 3 due to the subjective nature of unobservable inputs.

4.    Inventories
The components of inventories were as follows (in thousands):

	July 29, 2017	January 28, 2017
Finished goods	104,108	102,283
Total inventories	$104,108	$102,283

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
As of July 29, 2017 and January 28, 2017, the Company had no borrowings outstanding and availability of $125.0 million under its Credit Agreement.

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
The effective tax rate for the thirteen weeks ended July 29, 2017, was 42.4%, compared to 38.0% for the thirteen weeks ended July 30, 2016. The year-over year effective tax rate increase is primarily due to the relative impact of permanent and discrete items, including a tax shortfall from stock-based compensation.
The effective tax rate for the twenty-six weeks ended July 29, 2017, was (93.3)%, compared to 37.5% for the twenty-six weeks ended July 30, 2016. The year-over year effective tax rate increase is primarily due to the relative impact of permanent and discrete items, including a tax shortfall from stock-based compensation.

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
Awards of Restricted Stock Units
During the thirteen weeks ended July 29, 2017, the Company did not grant time-based or performance-based restricted stock units under the 2010 Equity and Incentive Plan compared to a total of 106,984 time-based and performance-based restricted stock units with an aggregate fair value of $1.6 million granted in the same period of the prior year.
During the twenty-six weeks ended July 29, 2017, the Company granted 506,572 time-based and performance-based restricted stock units with an aggregate fair value of $4.7 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 402,132 time-based and performance-based restricted stock units with an aggregate fair value of $7.4 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended July 29, 2017 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2017	487	$18.04	375	$19.10
Granted	294	9.31	212	9.31
Vested	(237)	18.12	—	—
Forfeited	(134)	14.15	(95)	24.97
Nonvested units outstanding at July 29, 2017	410	$13.00	492	$13.96
As of July 29, 2017, there was $6.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years, subject to meeting performance conditions.

8.    Commitments and Contingencies
Payment Card Incident
Description of Event
On September 15, 2016, the Company received information from law enforcement regarding a potential data security issue related to its retail store network. Findings from the investigation show unauthorized access to the Company's payment processing system and the installation of a program that looked for payment card data. The program was specifically designed to find track data in the magnetic stripe of a payment card that may contain the card number, cardholder name, expiration date, and internal verification code as the data was being routed through the affected payment system. There is no indication that other customer information was at risk. Payment cards used at Vera Bradley store locations between July 25, 2016 and September 23, 2016 may have been affected. Not all cards used in stores during this time frame were affected. Cards used on verabradley.com were not affected.
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
Expenses Incurred
During the thirteen and twenty-six weeks ended July 29, 2017, the Company recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident.
Future Costs

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
The Company purchased 241,770 shares at an average price of $8.79 per share, excluding commissions, for an aggregate amount of $2.1 million during the thirteen weeks ended July 29, 2017, under the 2015 Share Repurchase Program.
The Company purchased 373,389 shares at an average price of $8.90 per share, excluding commissions, for an aggregate amount of $3.3 million during the twenty-six weeks ended July 29, 2017, under the 2015 Share Repurchase Program. As of July 29, 2017, there was $18.0 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of July 29, 2017, the Company held as treasury shares 5,081,843 shares of its common stock at an average price of $14.17 per share, excluding commissions, for an aggregate carrying amount of $72.0 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

10.    Other Charges
Thirteen and Twenty-Six Weeks Ended July 29, 2017
In the first quarter of fiscal 2018, the Company recognized $1.3 million ($0.8 million after the associated tax benefit) for severance charges primarily for the Company's former Chief Financial Officer. The severance charges are reflected in selling, general, and administrative expenses within corporate unallocated expenses.
In the second quarter of fiscal 2018, the Company recognized $3.8 million ($2.4 million after the associated tax benefit) of other charges (reflected in selling, general, and administrative expenses) consisting of the following:

•	$2.3 million ($1.5 million net of the associated tax benefit) for strategic consulting charges;

•	$1.2 million ($0.7 million net of the associated tax benefit) for a severance charge for the Company's former Chief Merchandising Officer; and

•	$0.3 million ($0.2 million net of the associated tax benefit) for a net lease termination charge.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The strategic consulting and severance charges are recognized within corporate unallocated expenses. The net lease termination charge is recognized within the Direct segment.
Vision 20/20
The Company is in the process of refining its strategic plan, which will involve a more aggressive approach to turn around its business over the next three years. This plan (or “Vision 20/20”) will primarily be focused on product and pricing, as well as selling, general, and administrative expense reductions. To begin this process, the Company engaged an outside consulting firm to review its business model and existing strategic plan. In the second quarter of fiscal 2018, the Company recognized charges of $2.3 million, as described above, for the outside consulting work.
Based upon preliminary assessments, the Company estimates to recognize pre-tax restructuring costs during the remainder of fiscal 2018 of approximately $12.5 million to $15.5 million consisting of non-cash charges of approximately $7.5 million to $9.5 million (including store impairment charges and inventory reserves) and cash charges of approximately $5.0 million to $6.0 million (including severance and additional strategic consulting) in connection with Vision 20/20. These estimates could materially change as a result of the finalization of the Vision 20/20 initiatives during the remainder of fiscal 2018.
Thirteen and Twenty-Six Weeks Ended July 30, 2016
In the second quarter of fiscal 2017, the Company recognized $0.9 million for an executive severance charge ($0.6 million after the associated tax benefit) reflected in selling, general, and administrative expenses within corporate unallocated expenses.

11.    Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly liquid investments with a maturity of three months or less at the date of purchase. As of July 29, 2017, these investments in the Company's portfolio consisted of a money market fund, commercial paper, non-U.S. corporate debt securities and municipal securities.
Short-Term Investments
As of July 29, 2017, short-term investments consisted of U.S. and non-U.S. corporate debt securities, commercial paper and municipal securities with a maturity within one year of the balance sheet date. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income. As of January 28, 2017, short-term investments consisted of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The certificate of deposit matured during the first quarter fiscal 2018. Interest income from the certificate of deposit is included in interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income.
The Company held $18.4 million and $30.2 million in short-term investments as of July 29, 2017 and January 28, 2017, respectively. The following table summarizes the Company's short-term investments (in thousands):

	July 29, 2017	January 28, 2017
U.S. corporate debt securities	$6,634	$—
Municipal securities	4,872	—
Commercial paper	3,992	—
Non-U.S. corporate debt securities	2,943	—
Certificate of deposit	—	30,152
Total short-term investments	$18,441	$30,152

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Long-Term Investments
As of July 29, 2017, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. treasury and municipal securities with a maturity greater than one year from the balance sheet date. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income.
The Company held $17.5 million in long-term investments as of July 29, 2017. The Company did not have long-term investments as of January 28, 2017. The following table summarizes the Company's long-term investments (in thousands):

	July 29, 2017	January 28, 2017
U.S. corporate debt securities	$8,655	$—
Non-U.S. corporate debt securities	5,794	—
U.S. treasury securities	2,018	—
Municipal securities	1,059	—
Total long-term investments	$17,526	$—
There were no material gross unrealized gains or losses on available-for-sale securities as of the periods ended July 29, 2017 and January 28, 2017.

12.    Property, Plant, and Equipment
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017. An impairment charge of $1.6 million was recognized, using level 3 inputs, for the thirteen and twenty-six weeks ended July 30, 2016, for assets related to underperforming stores and is included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income and in impairment charges in the Condensed Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment. There were no impairment charges recognized in the comparable current-year periods.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income (loss) information for the Company’s reportable segments during the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Segment net revenues:
Direct	$89,342	$87,241	$158,179	$160,187
Indirect	23,076	32,004	50,374	64,239
Total	$112,418	$119,245	$208,553	$224,426
Segment operating income:
Direct	$17,312	$18,149	$24,124	$30,286
Indirect	7,832	12,008	17,278	24,606
Total	$25,144	$30,157	$41,402	$54,892
Reconciliation:
Segment operating income	$25,144	$30,157	$41,402	$54,892
Less:
Unallocated corporate expenses	(21,435)	(21,854)	(42,497)	(42,732)
Operating income (loss)	$3,709	$8,303	$(1,095)	$12,160

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended July 29, 2017, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the second quarter of fiscal 2018:
Strategic Progress

•
We further enhanced our digital flagship by the addition of the Gift Now feature, which allows customers to purchase gifts from verabradley.com that can be modified before shipment by the recipient, improved the shipping and tracking features, added product vignette pages, continued to improve the site speed, and added additional visual enhancements to our check-out page to simplify the process and reduce cart abandonment.

•
We are continuing work on our store renovation strategy by adding our new branding, including storefront facade, logo, and interior changes to our higher-volume and traffic full-line stores. Ten full-line store renovations were completed in the second quarter, and approximately nine additional renovations will be completed throughout the remainder of fiscal 2018.

•	We launched our licensed swimwear collection in May 2017 and our licensed bedding, stationery and hosiery collections in July 2017.

•	We worked with an outside consulting firm to review our business model and existing strategic plan (refer to “Vision 20/20” below for additional details).
Financial Summary (all comparisons are to the second quarter of fiscal 2017)

•	Net revenues decreased 5.7% to $112.4 million.

•	Direct segment sales increased 2.4% to $89.3 million. Comparable sales decreased 4.3%.

•	Indirect segment sales decreased 27.9% to $23.1 million.

•	Gross profit was $63.3 million, or 56.3% of net revenue.

•
Operating income was $3.7 million and net income was $2.2 million, or $0.06 per diluted share. These results included strategic consulting of $2.3 million; a severance charge of $1.2 million; and a net lease termination charge of $0.3 million for a total of $3.8 million ($2.4 million after the associated tax benefit), or $0.07 per diluted share.

•	Cash and cash equivalents and investments were $102.3 million at July 29, 2017.

•	Capital expenditures for the thirteen weeks totaled $2.7 million.

•	Repurchases of common stock for the thirteen weeks totaled $2.1 million.
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

Net Income (Loss)
Net income (loss) is equal to operating income (loss) plus net interest income less net interest expense and income taxes.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Statement of Income Data:
Net revenues	$112,418	$119,245	$208,553	$224,426
Cost of sales	49,125	50,857	92,560	96,382
Gross profit	63,293	68,388	115,993	128,044
Selling, general, and administrative expenses	59,747	60,305	117,518	116,681
Other income	163	220	430	797
Operating income (loss)	3,709	8,303	(1,095)	12,160
Interest (income) expense, net	(96)	63	(135)	111
Income (loss) before income taxes	3,805	8,240	(960)	12,049
Income tax expense	1,612	3,131	896	4,522
Net income (loss)	$2,193	$5,109	$(1,856)	$7,527
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.7%	42.6%	44.4%	42.9%
Gross profit	56.3%	57.4%	55.6%	57.1%
Selling, general, and administrative expenses	53.1%	50.6%	56.3%	52.0%
Other income	0.1%	0.2%	0.2%	0.4%
Operating income (loss)	3.3%	7.0%	(0.5)%	5.4%
Interest (income) expense, net	(0.1)%	0.1%	(0.1)%	—%
Income (loss) before income taxes	3.4%	6.9%	(0.5)%	5.4%
Income tax expense	1.4%	2.6%	0.4%	2.0%
Net income (loss)	2.0%	4.3%	(0.9)%	3.4%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net Revenues by Segment:
Direct	$89,342	$87,241	$158,179	$160,187
Indirect	23,076	32,004	50,374	64,239
Total	$112,418	$119,245	$208,553	$224,426
Percentage of Net Revenues by Segment:
Direct	79.5%	73.2%	75.8%	71.4%
Indirect	20.5%	26.8%	24.2%	28.6%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Operating Income (Loss) by Segment:
Direct	$17,312	$18,149	$24,124	$30,286
Indirect	7,832	12,008	17,278	24,606
Less: Corporate unallocated	(21,435)	(21,854)	(42,497)	(42,732)
Total	$3,709	$8,303	$(1,095)	$12,160
Operating Income as a Percentage of Net Revenues by Segment:
Direct	19.4%	20.8%	15.3%	18.9%
Indirect	33.9%	37.5%	34.3%	38.3%
Store Data (1):
Total stores open at end of period	161	156	161	156
Comparable sales (including e-commerce) decrease (2)	(4.3)%	(5.7)%	(7.8)%	(6.1)%
Total gross square footage at end of period (all stores)	376,594	357,621	376,594	357,621
Average net revenues per gross square foot (3)	$172	$172	$293	$297

(1)	Includes our full-line and factory outlet stores.

(2)
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage.

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
Expenses Incurred
During the thirteen and twenty-six weeks ended July 29, 2017, we recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident.
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
Vision 20/20
We are in the process of refining our strategic plan, which will involve a more aggressive approach to turn around our business over the next three years. This plan (or “Vision 20/20”) will primarily be focused on product and pricing, as well as selling, general, and administrative expense reductions. To begin this process, we engaged an outside consulting firm to review our business model and existing strategic plan. In the second quarter of fiscal 2018, we recognized expenses of $2.3 million for the outside consulting work.
Based upon preliminary assessments, we estimate to recognize pre-tax restructuring costs during the remainder of fiscal 2018 of approximately $12.5 million to $15.5 million consisting of non-cash charges of approximately $7.5 million to $9.5 million (including store impairment charges and inventory reserves) and cash charges of approximately $5.0 million to $6.0 million (including severance charges and additional strategic consulting charges) in connection with Vision 20/20. These estimates could materially change as a result of the finalization of the Vision 20/20 initiatives during the remainder of fiscal 2018. We do not expect a material revenue impact from Vision 20/20 in the current fiscal year.
We expect fiscal 2019 revenues will be negatively impacted by $40.0 million to $60.0 million by these initiatives, which include reducing the amount of clearance merchandise offered on verabradley.com and in our full-line stores. We also expect to reduce annual selling, general, and administrative expenses by up to $30.0 million (off of our fiscal 2017 base level and excluding severance, store impairment and Vision 20/20 charges from all periods) by right-sizing our corporate infrastructure to better align with the size of the business and closing underperforming full-line stores. We believe we may close up to 50 stores by the end of fiscal 2021.
The majority of these changes will be implemented in fiscal 2019.
Other Charges Affecting Comparability of the Thirteen and Twenty-Six Weeks Ended July 29, 2017, and July 30, 2016
Thirteen and Twenty-Six Weeks Ended July 29, 2017
In the first quarter of fiscal 2018, we recognized $1.3 million ($0.8 million after the associated tax benefit) for severance charges primarily for our former Chief Financial Officer. The severance charges are reflected in selling, general, and administrative expenses within corporate unallocated expenses.
In the second quarter of fiscal 2018, we recognized $3.8 million ($2.4 million after the associated tax benefit) of other charges (reflected in selling, general, and administrative expenses) consisting of the following:

•	$2.3 million ($1.5 million net of the associated tax benefit) for strategic consulting charges (refer to “Vision 20/20” above for additional information);

•	$1.2 million ($0.7 million net of the associated tax benefit) for a severance charge for our former Chief Merchandising Officer; and

•	$0.3 million ($0.2 million net of the associated tax benefit) for a net lease termination charge.
The strategic consulting and severance charges are recognized within corporate unallocated expenses. The net lease termination charge is recognized within the Direct segment.
Thirteen and Twenty-Six Weeks Ended July 30, 2016
In the second quarter of fiscal 2017, we recognized $0.9 million for an executive severance charge ($0.6 million after the associated tax benefit) reflected in selling, general, and administrative expenses within corporate unallocated expenses.
Thirteen Weeks Ended July 29, 2017, Compared to Thirteen Weeks Ended July 30, 2016
Net Revenues
For the thirteen weeks ended July 29, 2017, net revenues decreased $6.8 million, or 5.7%, to $112.4 million, from $119.2 million in the comparable prior-year period.
Direct. For the thirteen weeks ended July 29, 2017, net revenues in the Direct segment increased $2.1 million, or 2.4%, to $89.3 million, from $87.2 million in the comparable prior-year period. This change resulted from a $5.8 million contribution of revenue from our non-comparable stores, including three additional factory outlet stores opened in the current fiscal year, which was partially offset by a comparable sales decrease of $3.7 million, or 4.3%. The decrease in comparable sales includes a 4.9% decrease in e-commerce sales and a 4.0% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic.
Indirect. For the thirteen weeks ended July 29, 2017, net revenues in the Indirect segment decreased $8.9 million, or 27.9%, to $23.1 million, from $32.0 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts along with a reduction in the number of specialty retail accounts.
Gross Profit
For the thirteen weeks ended July 29, 2017, gross profit decreased $5.1 million, or 7.5%, to $63.3 million, from $68.4 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 56.3% for the thirteen weeks ended July 29, 2017, from 57.4% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to increased promotional activity at our factory outlet stores, a reserve taken against slow-moving inventory and channel mix changes, partially offset by a reduction in product cost.
Selling, General, and Administrative Expenses
For the thirteen weeks ended July 29, 2017, SG&A expenses decreased $0.6 million, or 0.9%, to $59.7 million, from $60.3 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 53.1% for the thirteen weeks ended July 29, 2017 from 50.6% in the comparable prior-year period. The decrease in SG&A expenses for the thirteen weeks ended July 29, 2017 was primarily due to a decrease in certain employee-related expenses of $1.7 million, store impairment charges of $1.6 million which occurred in the prior-year period but did not recur in the current-year period and a reduction in advertising spending of $0.9 million due to expense management and timing of spend in the current-year period. These reductions in SG&A expenses were partially offset by strategic consulting expenses in the current-year period of $2.3 million and new store expenses of $1.3 million.
Other Income
For the thirteen weeks ended July 29, 2017 and July 30, 2016, other income was consistent at $0.2 million.
Operating Income
For the thirteen weeks ended July 29, 2017, operating income decreased $4.6 million, or 55.3%, to $3.7 million in the current-year period, from $8.3 million in the comparable prior-year period. As a percentage of net revenues, operating income was 3.3% and 7.0% for the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively. Operating income decreased due to the factors described above.
Direct. For the thirteen weeks ended July 29, 2017, operating income in the Direct segment decreased $0.8 million, or 4.6%, to $17.3 million from $18.1 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 19.4% and 20.8% for the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to a decrease in gross profit as a percentage of net revenues, as described above.
Indirect. For the thirteen weeks ended July 29, 2017, operating income in the Indirect segment decreased $4.2 million, or 34.8%, to $7.8 million from $12.0 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 33.9% and 37.5% for the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to deleverage of selling, general, and administrative expenses as a result of lower sales.
Corporate Unallocated. For the thirteen weeks ended July 29, 2017, unallocated expenses decreased $0.5 million, or 1.9%, to $21.4 million from $21.9 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a decrease in advertising spending of $1.2 million as a result of expense management and timing of spend in the current-year period and a decrease in certain employee-related expenses of $1.3 million These decreases were partially offset by $2.3 million in strategic consulting expenses.

Income Tax Expense
The effective tax rate for the thirteen weeks ended July 29, 2017, was 42.4%, compared to 38.0% for the thirteen weeks ended July 30, 2016. The year-over year increase in the effective tax rate is primarily due to the relative impact of permanent and discrete items, including a tax shortfall from stock-based compensation.
Net Income
For the thirteen weeks ended July 29, 2017, net income decreased $2.9 million, or 57.1%, to $2.2 million from $5.1 million in the comparable prior-year period. The current-year period included strategic consulting expenses of $2.3 million, an executive severance charge of $1.2 million and a net lease termination fee of $0.3 million ($2.4 million after the associated tax benefit). The prior-year period included $1.6 million in store impairment charges and $0.9 million in executive severance expense ($1.6 million after the associated tax benefit).
Twenty-Six Weeks Ended July 29, 2017, Compared to Twenty-Six Weeks Ended July 30, 2016
Net Revenues
For the twenty-six weeks ended July 29, 2017, net revenues decreased $15.8 million, or 7.1%, to $208.6 million, from $224.4 million in the comparable prior-year period.
Direct. For the twenty-six weeks ended July 29, 2017, net revenues in the Direct segment decreased $2.0 million, or 1.3%, to $158.2 million, from $160.2 million in the comparable prior-year period. This change resulted from a $10.8 million contribution of revenue from our non-comparable stores, including three additional factory outlet stores opened in the current fiscal year, which was more than offset by a comparable sales decrease of $11.8 million, or 7.8%. The decrease in comparable sales includes a 12.9% decrease in e-commerce sales and a 5.6% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic. In addition, first quarter e-commerce sales were partially impacted by the conversion to our new platform, which was completed in February 2017.
Indirect. For the twenty-six weeks ended July 29, 2017, net revenues in the Indirect segment decreased $13.8 million, or 21.6%, to $50.4 million, from $64.2 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts along with a reduction in the number of specialty retail accounts.
Gross Profit
For the twenty-six weeks ended July 29, 2017, gross profit decreased $12.0 million, or 9.4%, to $116.0 million, from $128.0 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.6% for the twenty-six weeks ended July 29, 2017, from 57.1% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to increased promotional activity at our factory outlet stores, a reserve taken against slow-moving inventory in the second quarter and channel mix changes, partially offset by a reduction in product cost.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended July 29, 2017, SG&A expenses increased $0.8 million, or 0.7%, to $117.5 million, from $116.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 56.3% for the twenty-six weeks ended July 29, 2017, from 52.0% in the comparable prior-year period. The increase in SG&A expenses for the twenty-six weeks ended July 29, 2017 was primarily due to new store expenses of $2.7 million, strategic consulting expenses of $2.3 million and incremental severance expense of $1.6 million. These charges were partially offset by a decrease in employee-related expenses of $2.2 million, a decrease in advertising expense of $2.0 million as a result of expense management and timing of spend in the current-year period and store impairment charges of $1.6 million which occurred in the prior-year period but did not recur in the current-year period.
Other Income
For the twenty-six weeks ended July 29, 2017, other income decreased $0.4 million, or 46.0%, to $0.4 million, from $0.8 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.

Operating Income (Loss)
For the twenty-six weeks ended July 29, 2017, operating income (loss) decreased $13.3 million, or 109.0%, to $(1.1) million in the current-year period, from $12.2 million in the comparable prior-year period. As a percentage of net revenues, operating income (loss) was (0.5)% and 5.4% for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. Operating income (loss) decreased due to the factors described above.
Direct. For the twenty-six weeks ended July 29, 2017, operating income in the Direct segment decreased $6.2 million, or 20.3%, to $24.1 million from $30.3 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 15.3% and 18.9% for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to a decrease in gross profit as a percentage of net revenues, as described above, new store expenses and deleverage of selling, general, and administrative expenses as a result of lower sales. These decreases were partially offset by store impairment charges which occurred in the prior-year period but did not recur in the current-year period.
Indirect. For the twenty-six weeks ended July 29, 2017, operating income in the Indirect segment decreased $7.3 million, or 29.8%, to $17.3 million from $24.6 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 34.3% and 38.3% for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to deleverage of selling, general, and administrative expenses as a result of lower sales and a decrease in gross profit as a percentage of net revenues, as described above.
Corporate Unallocated. For the twenty-six weeks ended July 29, 2017, unallocated expenses decreased $0.2 million, or 0.5%, to $42.5 million from $42.7 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a decrease of $2.2 million in certain employee-related expenses and a decrease in advertising spending of $2.1 million due to expense management and timing of spend in the current-year period. These decreases were partially offset by $2.3 million in strategic consulting expenses and an incremental $1.6 million in severance expense.
Income Tax Expense
The effective tax rate for the twenty-six weeks ended July 29, 2017, was (93.3)%, compared to 37.5% for the twenty-six weeks ended July 30, 2016. The year-over year increase in the effective tax rate is primarily due to the relative impact of permanent and discrete items, including a tax shortfall from stock-based compensation.
Net Income (Loss)
For the twenty-six weeks ended July 29, 2017, net income (loss) decreased $9.4 million, or 124.7%, to $(1.9) million from $7.5 million in the comparable prior-year period. The current-year period included severance charges of $2.5 million, strategic consulting expenses of $2.3 million and a net lease termination fee of $0.3 million ($3.3 million after the associated tax benefit). The prior-year period included $1.6 million in store impairment charges and $0.9 million in executive severance ($1.6 million after the associated tax benefit).
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement during the twenty-six weeks ended July 29, 2017, and there was no debt outstanding as of July 29, 2017. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; share repurchases; and debt repayments. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.

Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly liquid investments with a maturity of three months or less from the date of purchase. As of July 29, 2017, these investments in our portfolio consisted of a money market fund, commercial paper, non-U.S. corporate debt securities and municipal securities.
Short-Term Investments. As of July 29, 2017, short-term investments consisted of U.S. and non-U.S. corporate debt securities, commercial paper and municipal securities with a maturity within one year of the balance sheet date. As of January 28, 2017, short-term investments consisted of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The certificate of deposit matured during the first quarter of fiscal 2018.
Long-Term Investments. As of July 29, 2017, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. treasury and municipal securities with a maturity greater than one year from the balance sheet date.
Refer to Note 11 Investments herein for additional detail regarding investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Net cash (used in) provided by operating activities	$(4,118)	$15,774
Net cash used in investing activities	(12,005)	(41,643)
Net cash used in financing activities	(3,873)	(16,353)
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
Net cash used in operating activities for the twenty-six weeks ended July 29, 2017, was $4.1 million compared to net cash provided by operating activities of $15.8 million for the twenty-six weeks ended July 30, 2016. The increase in cash used in operating activities was primarily a result of a decrease in net income of $9.4 million and a change in inventory and accounts payable which resulted in a use of cash of $16.5 million as compared to a net source of cash of $9.4 million in the comparable prior-year period. The change in inventory and accounts payable was primarily the result of an increase in certain inventory categories during the current-year period, as well as the timing of inventory payments. This was partially offset by a change in income taxes which resulted in a use of cash of $2.0 million as compared to a use of cash of $11.3 million in the comparable prior-year period. The income tax change was primarily a result of the timing of an $11.5 million federal income tax payment in the prior-year period.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $12.0 million and $41.6 million for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. There was a decrease of $5.6 million in spending for property, plant, and equipment in the current-year period primarily due to the construction of four retail stores and 13 store remodels in the current-year period as compared to the construction of nine retail stores in the comparable prior-year period and a reduction in information technology investment spending. In addition, there was a use of cash of $5.9 million as a result of net investment activity in the current-year period compared to a use of cash of $30.0 million in the comparable prior-year period.
Capital expenditures for fiscal 2018 are expected to be approximately $10.0 million to $15.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $3.9 million and $16.4 million for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. The decrease in cash used in financing activities was primarily due to $3.3 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in the current-year period compared to $15.7 million of cash purchases of our common stock under the 2015 Share Repurchase Plans in the prior-year period.

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
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of July 29, 2017, the Company had no borrowings outstanding and availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of July 29, 2017.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of July 29, 2017.
Recently Issued Accounting Pronouncements
Refer to Note 1 Description of the Company and Basis of Presentation of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 29, 2017, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 29, 2017.
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
On December 8, 2015, the Company’s board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires in December 2017. During the thirteen weeks ended July 29, 2017, the Company repurchased 241,770 shares of the Company's common stock at an average price of $8.79 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended July 29, 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
April 30, 2017 - May 27, 2017	90,913	$8.42	90,913	$19,365,484
May 28, 2017 - July 1, 2017	96,995	8.73	96,995	18,518,295
July 2, 2017 - July 29, 2017	53,862	9.50	53,862	18,006,836
	241,770	$8.79	241,770

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended July 29, 2017 and July 30, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended July 29, 2017 and July 30, 2016; (iii) Condensed Consolidated Balance Sheets as of July 29, 2017 and January 28, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended July 29, 2017 and July 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: September 6, 2017	/s/ John Enwright
John Enwright
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended July 29, 2017 and July 30, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended July 29, 2017 and July 30, 2016; (iii) Condensed Consolidated Balance Sheets as of July 29, 2017 and January 28, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended July 29, 2017 and July 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements. **

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