Form 10-Q
period 2017-10-28
Vera Bradley, Inc.
filed 2017-12-06
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 35,482,734 shares of its common stock outstanding as of November 29, 2017.

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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 28, 2017	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$71,272	$86,375
Short-term investments	21,733	30,152
Accounts receivable, net	27,380	23,313
Inventories	100,121	102,283
Income taxes receivable	3,589	3,217
Prepaid expenses and other current assets	10,948	10,237
Total current assets	235,043	255,577
Property, plant, and equipment, net	89,230	101,577
Long-term investments	15,052	—
Deferred income taxes	13,532	13,539
Other assets	1,548	2,816
Total assets	$354,405	$373,509
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,001	$32,619
Accrued employment costs	13,054	12,474
Other accrued liabilities	15,128	16,906
Income taxes payable	964	508
Total current liabilities	50,147	62,507
Long-term liabilities	26,319	27,216
Total liabilities	76,466	89,723
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,099 and 40,927 shares issued and 35,670 and 36,218 shares outstanding, respectively	—	—
Additional paid-in-capital	90,651	88,739
Retained earnings	262,270	263,767
Accumulated other comprehensive loss	(48)	(50)
Treasury stock	(74,934)	(68,670)
Total shareholders’ equity	277,939	283,786
Total liabilities and shareholders’ equity	$354,405	$373,509
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net revenues	$114,095	$126,662	$322,648	$351,088
Cost of sales	50,266	53,749	142,826	150,131
Gross profit	63,829	72,913	179,822	200,957
Selling, general, and administrative expenses	63,511	61,831	181,029	178,512
Other income	144	320	574	1,117
Operating income (loss)	462	11,402	(633)	23,562
Interest (income) expense, net	(122)	59	(257)	170
Income (loss) before income taxes	584	11,343	(376)	23,392
Income tax expense	225	2,563	1,121	7,085
Net income (loss)	$359	$8,780	$(1,497)	$16,307
Basic weighted-average shares outstanding	35,885	36,557	36,081	37,045
Diluted weighted-average shares outstanding	35,959	36,682	36,081	37,173

Basic net income (loss) per share	$0.01	$0.24	$(0.04)	$0.44
Diluted net income (loss) per share	$0.01	$0.24	$(0.04)	$0.44
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income (loss)	$359	$8,780	$(1,497)	$16,307
Unrealized (loss) gain on available-for-sale investments	(22)	—	12	—
Cumulative translation adjustment	7	(2)	(10)	(5)
Comprehensive income (loss), net of tax	$344	$8,778	$(1,495)	$16,302
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities
Net (loss) income	$(1,497)	$16,307
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	14,992	14,542
Impairment charges	5,852	2,214
Provision for doubtful accounts	138	330
Stock-based compensation	2,522	3,111
Deferred income taxes	7	1,187
Cash gain on investments	154	—
Other non-cash charges (gain), net	38	(78)
Changes in assets and liabilities:
Accounts receivable	(4,205)	(6,808)
Inventories	2,162	17,844
Prepaid expenses and other assets	670	(2,326)
Accounts payable	(11,085)	(5,381)
Income taxes	84	(11,707)
Accrued and other liabilities	(2,341)	(2,741)
Net cash provided by operating activities	7,491	26,494
Cash flows from investing activities
Purchases of property, plant, and equipment	(8,923)	(17,430)
Purchases of investments	(44,412)	(30,000)
Proceeds from maturities and sales of investments	37,600	—
Proceeds from disposal of property, plant, and equipment	—	8
Net cash used in investing activities	(15,735)	(47,422)
Cash flows from financing activities
Tax withholdings for equity compensation	(610)	(647)
Repurchase of common stock	(6,126)	(23,210)
Payments of debt-issuance costs	(113)	—
Other financing activities, net	—	(27)
Net cash used in financing activities	(6,849)	(23,884)
Effect of exchange rate changes on cash and cash equivalents	(10)	(5)
Net decrease in cash and cash equivalents	(15,103)	(44,817)
Cash and cash equivalents, beginning of period	86,375	97,681
Cash and cash equivalents, end of period	$71,272	$52,864
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$852	$19,458
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of October 28, 2017 and October 29, 2016	$138	$535
Expenditures incurred but not yet paid as of January 28, 2017 and January 30, 2016	$—	$436
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of October 28, 2017 and October 29, 2016	$1,779	$2,774
Expenditures incurred but not yet paid as of January 28, 2017 and January 30, 2016	$2,204	$2,872
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, direct-to-consumer eBay sales, and the Company's annual outlet sale in Fort Wayne, Indiana. As of October 28, 2017, the Company operated 112 full-line stores and 52 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,400 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, the Company's wholesale customer in Japan, third-party inventory liquidators, and licensing.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended October 28, 2017, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 28, 2017, and October 29, 2016, refer to the thirteen-week periods ended on those dates.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of October 28, 2017 and January 28, 2017, deferred rent liability was $12.9 million and $12.7 million, respectively, and is included within long-term liabilities on the Condensed Consolidated Balance Sheets.

The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of October 28, 2017 and January 28, 2017, the deferred lease credit liability was $14.7 million and $15.8 million, respectively. Of these amounts, $2.4 million is included within other accrued liabilities as of October 28, 2017 and

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

January 28, 2017; $12.3 million and $13.4 million is included within long-term liabilities as of October 28, 2017 and January 28, 2017, respectively.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

2.    Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock units. As a result of the net loss in the current-year thirty-nine week period, dilutive potential common shares were anti-dilutive. The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator:
Net income (loss)	$359	$8,780	$(1,497)	$16,307
Denominator:
Weighted-average number of common shares (basic)	35,885	36,557	36,081	37,045
Dilutive effect of stock-based awards	74	125	—	128
Weighted-average number of common shares (diluted)	35,959	36,682	36,081	37,173
Earnings (loss) per share:
Basic	$0.01	$0.24	$(0.04)	$0.44
Diluted	$0.01	$0.24	$(0.04)	$0.44
As of October 28, 2017 and October 29, 2016, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables, other current assets, and payables as of October 28, 2017, and January 28, 2017, approximated their fair values.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table details the fair value measurements of the Company's investments as of October 28, 2017 and January 28, 2017 (in thousands):

	Level 1		Level 2		Level 3
	October 28, 2017	January 28, 2017	October 28, 2017	January 28, 2017	October 28, 2017	January 28, 2017
Cash equivalents(1)	$1,090	$—	$12,566	$—	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	9,650	—	—	—
Commercial paper	—	—	4,995	—	—	—
Municipal securities	—	—	3,643	—	—	—
Non-U.S. corporate debt securities	—	—	3,445	—	—	—
Certificate of deposit	—	—	—	30,152	—	—
Long-term investments:
U.S. corporate debt securities	—	—	5,617	—	—	—
Non-U.S. corporate debt securities	—	—	5,284	—	—	—
Municipal securities	—	—	2,147	—	—	—
U.S. treasury securities	2,004	—	—	—	—	—

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

4.    Inventories
The components of inventories were as follows (in thousands):

	October 28, 2017	January 28, 2017
Finished goods	$100,121	$102,283
Total inventories	$100,121	$102,283

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
On October 20, 2017, VBD entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. The Amendment modifies the ratio requirements of certain financial covenants in the Credit Agreement including the maximum leverage ratio and the minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement). The Amendment also modifies certain restrictive covenants including the acquisition of investments and the limit of investments in foreign subsidiaries.
As of October 28, 2017 and January 28, 2017, the Company had no borrowings outstanding and availability of $125.0 million under its Credit Agreement.

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
The effective tax rate for the thirteen weeks ended October 28, 2017, was 38.5%, compared to 22.6% for the thirteen weeks ended October 29, 2016. The year-over year effective tax rate increase is primarily due to the release of approximately $1.6 million of certain income tax reserves as a result of the conclusion of an Internal Revenue Service audit in the prior-year period that did not recur in the current-year period.
The effective tax rate for the thirty-nine weeks ended October 28, 2017, was (298.1)%, compared to 30.3% for the thirty-nine weeks ended October 29, 2016. The year-over year effective tax rate increase is primarily due to the relative impact of permanent and discrete items on the nominal pre-tax loss, including a tax shortfall from stock-based compensation.

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
Awards of Restricted Stock Units
During the thirteen weeks ended October 28, 2017, the Company granted 851 time-based restricted stock units with an aggregate fair value of $7 thousand under the 2010 Equity and Incentive Plan compared to a total of 11,325 time-based restricted stock units with an aggregate fair value of $0.2 million granted in the same period of the prior year.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

During the thirty-nine weeks ended October 28, 2017, the Company granted 507,423 time-based and performance-based restricted stock units with an aggregate fair value of $4.7 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 413,457 time-based and performance-based restricted stock units with an aggregate fair value of $7.6 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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
The following table sets forth a summary of restricted stock unit activity for the thirty-nine weeks ended October 28, 2017 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2017	487	$18.04	375	$19.10
Granted	295	9.31	212	9.31
Vested	(242)	18.06	—	—
Forfeited	(119)	13.89	(206)	18.83
Nonvested units outstanding at October 28, 2017	421	$13.08	381	$13.79
As of October 28, 2017, there was $4.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years, subject to meeting performance conditions.

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
The Company has resolved this incident and continues to work with a computer security firm to further strengthen the security of its systems to help prevent this from happening in the future. The Company continues to support law

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards.
Expenses Incurred
During the thirteen and thirty-nine weeks ended October 28, 2017, the Company recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident.
Future Costs
Payment card companies and associations may require the Company to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against the Company. At this time, the Company cannot reasonably estimate the potential loss or range of loss related to fines or penalties that may be assessed, if any. The Payment Card Incident, including customer response and any possible third party claims or assessments from payment card companies, could materially adversely affect the Company's financial condition and operating results. However, the Company expects its insurance coverage will offset most of the expenses for the investigation and other non-remediation legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any, imposed by payment card companies, as discussed above.
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

9.    Common Stock
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires on December 31, 2017. On November 30, 2017, the Company’s board of directors authorized the Company to extend the 2015 Share Repurchase Program during an open window period until December 31, 2018. The Company will amend its 10b5-1 repurchase plan to accomplish the extension of the 2015 Share Repurchase Program effective December 8, 2017.
The Company purchased 347,132 shares at an average price of $8.47 per share, excluding commissions, for an aggregate amount of $2.9 million during the thirteen weeks ended October 28, 2017, under the 2015 Share Repurchase Program.
The Company purchased 720,521 shares at an average price of $8.69 per share, excluding commissions, for an aggregate amount of $6.3 million during the thirty-nine weeks ended October 28, 2017, under the 2015 Share Repurchase Program. As of October 28, 2017, there was $15.1 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of October 28, 2017, the Company held as treasury shares 5,428,975 shares of its common stock at an average price of $13.80 per share, excluding commissions, for an aggregate carrying amount of $74.9 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

10.    Vision 20/20 Restructuring and Other Charges
Vision 20/20 Initiatives and Charges
During fiscal 2018, the Company launched its Vision 20/20 strategic plan, which involves a more aggressive approach to turn around its business over the next three years. The Vision 20/20 initiatives are primarily focused on product and pricing, as well as selling, general, and administrative expense reductions. The product and pricing initiatives include restoring the Company's full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in its full-line stores, as well as streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs. The Company expects to reduce selling, general, and administrative expenses by right sizing the corporate infrastructure to better align with the reduced size of the business and closing underperforming stores. The implementation of the plan began in the third quarter of fiscal 2018, but the majority of the product and pricing initiatives will not be completed until fiscal 2019. There were no charges relating to Vision 20/20 during fiscal 2017.
The Company has incurred the following Vision 20/20-related charges during the thirteen weeks ended October 28, 2017 (in thousands):

	Thirteen Weeks Ended
	Statements of Income Line Item		Total Expense		Reportable Segment		Unallocated Corporate Expenses
	SG&A	Cost of Sales			Direct	Indirect
Asset impairment charges[1]	$5,852	$—	$5,852		$5,852	$—	$—
Strategic consulting charges[2]	2,325	—	2,325		—	—	2,325
Severance charges	2,767	84	2,851		115	680	2,056
Inventory-related charges[3]	—	935	935		—	935	—
Other charges[4]	603	—	603		433	115	55
Total	$11,547	$1,019	$12,566	[5]	$6,400	$1,730	$4,436
(1) Refer to Note 12 herein for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges were $7.9 million

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company has incurred the following Vision 20/20-related charges during the thirty-nine weeks ended October 28, 2017 (in thousands):

	Thirty-Nine Weeks Ended
	Statements of Income Line Item		Total Expense		Reportable Segment		Unallocated Corporate Expenses
	SG&A	Cost of Sales			Direct	Indirect
Asset impairment charges[1]	$5,852	$—	$5,852		$5,852	$—	$—
Strategic consulting charges[2]	4,649	—	4,649		—	—	4,649
Severance charges	2,767	84	2,851		115	680	2,056
Inventory-related charges[3]	—	935	935		—	935	—
Other charges[4]	603	—	603		433	115	55
Total	$13,871	$1,019	$14,890	[5]	$6,400	$1,730	$6,760
(1) Refer to Note 12 herein for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges were $9.4 million
A summary of charges and related liabilities associated with the Vision 20/20 initiatives are as follows (in thousands):

	Asset Impairment Charges	Strategic Consulting Charges	Severance Charges	Inventory-Related Charges	Other
Fiscal 2018 charges	$5,852	$4,649	$2,851	$935	$603
Cash payments	—	(2,324)	(989)	—	(411)
Non-cash charges	(5,852)	—	—	(935)	(192)
Liability as of October 28, 2017	$—	$2,325	$1,862	$—	$—
The Company expects $1.0 million to $1.5 million of pre-tax restructuring charges associated with Vision 20/20 initiatives during the remainder of fiscal 2018. Material charges could occur if any additional initiatives are identified. The Company does not expect a material revenue impact from Vision 20/20 in the current fiscal year.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other Charges
Thirteen and Thirty-Nine Weeks Ended October 28, 2017
The Company recognized the following other charges in fiscal 2018 (in addition to the aforementioned Vision 20/20-related charges):

•
The Company recognized $2.5 million in severance charges ($1.5 million after the associated tax benefit) during the thirty-nine weeks ended October 28, 2017, reflected in selling, general, and administrative expenses within corporate unallocated expenses. By quarter, the charges were as follows:

◦	In the first quarter of fiscal 2018, the Company recognized $1.3 million ($0.8 million after the associated tax benefit) primarily for the Company's former Chief Financial Officer and

◦	In the second quarter of fiscal 2018, the Company recognized $1.2 million ($0.7 million after the associated tax benefit) for the Company's former Chief Merchandising Officer.

•
The Company recognized $0.3 million for a net lease termination charge ($0.2 million after the associated tax benefit) during the thirty-nine weeks ended October 28, 2017, reflected in selling, general, and administrative expenses within the Direct segment. This net charge was recognized in the second quarter.

Thirteen and Thirty-Nine Weeks Ended October 29, 2016
In the second quarter of fiscal 2017, the Company recognized $0.9 million for an executive severance charge ($0.6 million after the associated tax benefit) reflected in selling, general, and administrative expenses within corporate unallocated expenses.
Refer to Note 6 herein regarding the release of certain income tax reserves related to uncertain tax positions reflected in income tax expense during the third quarter of fiscal 2017.

11.    Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of October 28, 2017, these investments in the Company's portfolio consisted of a money market fund, commercial paper, and municipal securities.
Short-Term Investments
As of October 28, 2017, short-term investments consisted of U.S. and non-U.S. corporate debt securities, commercial paper, and municipal securities with a maturity within one year of the balance sheet date. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income. As of January 28, 2017, short-term investments consisted of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The certificate of deposit matured during the first quarter fiscal 2018. Interest income from the certificate of deposit is included in interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income.
The Company held $21.7 million and $30.2 million in short-term investments as of October 28, 2017 and January 28, 2017, respectively. The following table summarizes the Company's short-term investments (in thousands):

	October 28, 2017	January 28, 2017
U.S. corporate debt securities	$9,650	$—
Commercial paper	4,995	—
Municipal securities	3,643	—
Non-U.S. corporate debt securities	3,445	—
Certificate of deposit	—	30,152
Total short-term investments	$21,733	$30,152

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Long-Term Investments
As of October 28, 2017, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. treasury and municipal securities with a maturity greater than one year from the balance sheet date. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income.
The Company held $15.1 million in long-term investments as of October 28, 2017. The Company did not have long-term investments as of January 28, 2017. The following table summarizes the Company's long-term investments (in thousands):

	October 28, 2017	January 28, 2017
U.S. corporate debt securities	$5,617	$—
Non-U.S. corporate debt securities	5,284	—
Municipal securities	2,147	—
U.S. treasury securities	2,004	—
Total long-term investments	$15,052	$—
There were no material gross unrealized gains or losses on available-for-sale securities as of October 28, 2017 and January 28, 2017.

12.    Property, Plant, and Equipment
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, typically determined by an estimated discounted cash flow analysis of the asset.
Impairment charges for the thirteen and thirty-nine weeks ended October 28, 2017, and October 29, 2016 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Impairment charges	$5,852	$636	$5,852	$2,214
These impairment charges were recognized using level 3 inputs and were for assets related to underperforming stores. The charges are included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income and in impairment charges in the Condensed Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment.

13.    Subsequent Event
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires on December 31, 2017. On November 30, 2017, the Company’s board of directors authorized the Company to extend the 2015 Share Repurchase Program during an open window period until December 31, 2018.  The Company will amend its 10b5-1 repurchase plan to accomplish the extension of the 2015 Share Repurchase Program effective December 8, 2017.

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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income (loss) information for the Company’s reportable segments during the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Segment net revenues:
Direct	$83,168	$86,101	$241,347	$246,288
Indirect	30,927	40,561	81,301	104,800
Total	$114,095	$126,662	$322,648	$351,088
Segment operating income:
Direct	$11,238	$17,104	$35,362	$47,390
Indirect	10,519	16,920	27,797	41,526
Total	$21,757	$34,024	$63,159	$88,916
Reconciliation:
Segment operating income	$21,757	$34,024	$63,159	$88,916
Less:
Unallocated corporate expenses	(21,295)	(22,622)	(63,792)	(65,354)
Operating income (loss)	$462	$11,402	$(633)	$23,562

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and thirty-nine weeks ended October 28, 2017, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the third quarter of fiscal 2018:
Strategic Progress

•
We began the implementation of our Vision 20/20 strategic plan initiatives, which included the creation of a flash sale website to allow us to segregate certain clearance sales from verabradley.com (refer to “Vision 20/20 Initiatives” below for additional details).

•
We are continuing work on our store renovation strategy by adding our new branding, including storefront facade, logo, and interior changes to our higher-volume and traffic full-line stores. Six full-line store renovations were completed in the third quarter.

•	During the third quarter, we opened one full-line store in Boston, Massachusetts and three factory outlet stores in Edinburgh, Indiana; Altoona, Iowa; and Fort Worth, Texas.
Financial Summary (all comparisons are to the third quarter of fiscal 2017)

•	Net revenues decreased 9.9% to $114.1 million.

•	Direct segment sales decreased 3.4% to $83.2 million. Comparable sales decreased 7.4%.

•	Indirect segment sales decreased 23.8% to $30.9 million.

•	Gross profit was $63.8 million, or 55.9% of net revenue.

•
Operating income was $0.5 million and net income was $0.4 million, or $0.01 per diluted share. These results included Vision 20/20-related charges of $12.6 million pre-tax, which consisted of store impairment charges of $5.9 million; severance charges of $2.9 million; strategic consulting charges of $2.3 million; inventory adjustments of $0.9 million; and other charges of $0.6 million. Collectively, these charges were $7.9 million after the associated tax benefit, or $0.22 per diluted share.

•	Cash and cash equivalents and investments were $108.1 million at October 28, 2017.

•	Capital expenditures for the thirteen weeks totaled $2.9 million.

•	Repurchases of common stock for the thirteen weeks totaled $2.9 million.
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
Selling, General, and Administrative Expenses (SG&A)
SG&A expenses include selling; advertising, marketing, and product development; and administrative expenses. Selling expenses include Direct business expenses, such as store expenses, employee compensation, and store occupancy and supply costs, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations.
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
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Statement of Income Data:
Net revenues	$114,095	$126,662	$322,648	$351,088
Cost of sales	50,266	53,749	142,826	150,131
Gross profit	63,829	72,913	179,822	200,957
Selling, general, and administrative expenses	63,511	61,831	181,029	178,512
Other income	144	320	574	1,117
Operating income (loss)	462	11,402	(633)	23,562
Interest (income) expense, net	(122)	59	(257)	170
Income (loss) before income taxes	584	11,343	(376)	23,392
Income tax expense	225	2,563	1,121	7,085
Net income (loss)	$359	$8,780	$(1,497)	$16,307
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.1%	42.4%	44.3%	42.8%
Gross profit	55.9%	57.6%	55.7%	57.2%
Selling, general, and administrative expenses	55.7%	48.8%	56.1%	50.8%
Other income	0.1%	0.3%	0.2%	0.3%
Operating income (loss)	0.4%	9.0%	(0.2)%	6.7%
Interest (income) expense, net	(0.1)%	—%	(0.1)%	—%
Income (loss) before income taxes	0.5%	9.0%	(0.1)%	6.7%
Income tax expense	0.2%	2.0%	0.3%	2.0%
Net income (loss)	0.3%	6.9%	(0.5)%	4.6%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net Revenues by Segment:
Direct	$83,168	$86,101	$241,347	$246,288
Indirect	30,927	40,561	81,301	104,800
Total	$114,095	$126,662	$322,648	$351,088
Percentage of Net Revenues by Segment:
Direct	72.9%	68.0%	74.8%	70.1%
Indirect	27.1%	32.0%	25.2%	29.9%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Operating Income (Loss) by Segment:
Direct	$11,238	$17,104	$35,362	$47,390
Indirect	10,519	16,920	27,797	41,526
Less: Corporate unallocated	(21,295)	(22,622)	(63,792)	(65,354)
Total	$462	$11,402	$(633)	$23,562
Operating Income as a Percentage of Net Revenues by Segment:
Direct	13.5%	19.9%	14.7%	19.2%
Indirect	34.0%	41.7%	34.2%	39.6%
Store Data (1):
Total stores open at end of period	164	159	164	159
Comparable sales (including e-commerce) decrease (2)	(7.4)%	(5.0)%	(7.7)%	(5.7)%
Total gross square footage at end of period (all stores)	385,786	367,874	385,786	367,874
Average net revenues per gross square foot (3)	$157	$162	$454	$460

(1)	Includes our full-line and factory outlet stores.

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
We have resolved this incident and continue to work with a computer security firm to further strengthen the security of our system to help prevent this from happening in the future. We continue to support law enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards.
Expenses Incurred
During the thirteen and thirty-nine weeks ended October 28, 2017, we recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident.
Future Costs
Payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against us. At this time, we cannot reasonably estimate the potential loss or range of loss related to fines or penalties that may be assessed, if any. The Payment Card Incident, including customer response and any possible third party claims or assessments from payment card companies, could materially adversely affect our financial condition and operating results. However, we expect our insurance coverage will offset most of the expenses for the investigation and other non-remediation legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any, imposed by payment card companies, as discussed above.
Insurance Coverage
We maintain $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Vision 20/20 Initiatives
During fiscal 2018, we launched our Vision 20/20 strategic plan initiatives, which involve a more aggressive approach to turn around our business over the next three years. These initiatives are primarily focused on product and pricing, as well as selling, general, and administrative expense reductions.
The product and pricing initiatives include restoring our full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in our full-line stores, as well as streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs. We expect fiscal 2019 revenues will be negatively impacted by $30.0 million to $50.0 million by these initiatives from fiscal 2018 levels.
We are reducing selling, general, and administrative expenses by right sizing the corporate infrastructure to better align with the reduced size of the business and closing underperforming stores. We expect to reduce annual selling, general, and administrative expenses by up to $30.0 million (off of our fiscal 2017 base level and excluding severance, store impairment and Vision 20/20 charges from all periods). We expect that $20.0 million to $25.0 million of the annualized selling, general, and administrative expense reductions will be made by the end of fiscal 2019. We may close up to 50 stores by the end of fiscal 2021.
The implementation of the plan began in the third quarter of fiscal 2018, but the majority of the product and pricing initiatives will not be completed until fiscal 2019.
We have incurred the following Vision 20/20-related charges during the thirteen weeks ended October 28, 2017 (in thousands):

	Thirteen Weeks Ended
	Statements of Income Line Item		Total Expense		Reportable Segment		Unallocated Corporate Expenses
	SG&A	Cost of Sales			Direct	Indirect
Asset impairment charges[1]	$5,852	$—	$5,852		$5,852	$—	$—
Strategic consulting charges[2]	2,325	—	2,325		—	—	2,325
Severance charges	2,767	84	2,851		115	680	2,056
Inventory-related charges[3]	—	935	935		—	935	—
Other charges[4]	603	—	603		433	115	55
Total	$11,547	$1,019	$12,566	[5]	$6,400	$1,730	$4,436
(1) Refer to Note 12 “Property, Plant, and Equipment” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges were $7.9 million

We have incurred the following Vision 20/20-related charges during the thirty-nine weeks ended October 28, 2017 (in thousands):

	Thirty-Nine Weeks Ended
	Statements of Income Line Item		Total Expense		Reportable Segment		Unallocated Corporate Expenses
	SG&A	Cost of Sales			Direct	Indirect
Asset impairment charges[1]	$5,852	$—	$5,852		$5,852	$—	$—
Strategic consulting charges[2]	4,649	—	4,649		—	—	4,649
Severance charges	2,767	84	2,851		115	680	2,056
Inventory-related charges[3]	—	935	935		—	935	—
Other charges[4]	603	—	603		433	115	55
Total	$13,871	$1,019	$14,890	[5]	$6,400	$1,730	$6,760
(1) Refer to Note 12 “Property, Plant, and Equipment” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges were $9.4 million
We expect $1.0 million to $1.5 million of pre-tax restructuring charges associated with Vision 20/20 initiatives during the remainder of fiscal 2018. Material charges could occur if any additional initiatives are identified. We do not expect a material revenue impact from Vision 20/20 in the current fiscal year.
Other Charges Affecting Comparability of the Thirteen and Thirty-Nine Weeks Ended October 28, 2017, and October 29, 2016
Thirteen and Thirty-Nine Weeks Ended October 28, 2017
We recognized the following other charges in fiscal 2018 (in addition to the aforementioned Vision 20/20-related charges):

•
We recognized $2.5 million in severance charges ($1.5 million after the associated tax benefit) during the thirty-nine weeks ended October 28, 2017, reflected in selling, general, and administrative expenses within corporate unallocated expenses. By quarter, the charges were as follows:

◦	In the first quarter of fiscal 2018, we recognized $1.3 million ($0.8 million after the associated tax benefit) for severance charges primarily for our former Chief Financial Officer and

◦	In the second quarter of fiscal 2018, we recognized $1.2 million ($0.7 million after the associated tax benefit) for a severance charge for our former Chief Merchandising Officer.

•
We recognized $0.3 million for a net lease termination charge ($0.2 million after the associated tax benefit) during the thirty-nine weeks ended October 28, 2017, reflected in selling, general, and administrative expenses within the Direct segment. This net charge was recognized in the second quarter.

Thirteen and Thirty-Nine Weeks Ended October 29, 2016
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
Thirteen Weeks Ended October 28, 2017, Compared to Thirteen Weeks Ended October 29, 2016
Net Revenues
For the thirteen weeks ended October 28, 2017, net revenues decreased $12.6 million, or 9.9%, to $114.1 million, from $126.7 million in the comparable prior-year period.

Direct. For the thirteen weeks ended October 28, 2017, net revenues in the Direct segment decreased $2.9 million, or 3.4%, to $83.2 million, from $86.1 million in the comparable prior-year period. This change resulted from a $3.4 million contribution of revenue from our non-comparable stores, including seven additional stores opened in the current fiscal year, which was more than offset by a comparable sales decrease of $6.3 million, or 7.4%. The decrease in comparable sales includes an 8.6% decrease in e-commerce sales and a 6.9% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic.
Indirect. For the thirteen weeks ended October 28, 2017, net revenues in the Indirect segment decreased $9.7 million, or 23.8%, to $30.9 million, from $40.6 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts along with a reduction in the number of specialty retail accounts.
Gross Profit
For the thirteen weeks ended October 28, 2017, gross profit decreased $9.1 million, or 12.5%, to $63.8 million, from $72.9 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.9% for the thirteen weeks ended October 28, 2017, from 57.6% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to increased promotional activity at our factory outlet stores, adjustments taken against certain inventory categories as a result of Vision 20/20 initiatives and channel mix changes, partially offset by a reduction in product cost.
Selling, General, and Administrative Expenses
For the thirteen weeks ended October 28, 2017, SG&A expenses increased $1.7 million, or 2.7%, to $63.5 million, from $61.8 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 55.7% for the thirteen weeks ended October 28, 2017 from 48.8% in the comparable prior-year period. The increase in SG&A expenses for the thirteen weeks ended October 28, 2017 was primarily due to Vision 20/20-related charges, including incremental store impairment charges of $5.2 million, severance charges of $2.8 million, and strategic consulting charges of $2.3 million. These charges were partially offset by a decrease in employee-related expenses and a reduction in advertising spending primarily as a result of expense management, which was associated in part with the implementation of Vision 20/20 initiatives during the third quarter.
Other Income
For the thirteen weeks ended October 28, 2017, other income decreased $0.2 million, or 55.0%, to $0.1 million, from $0.3 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.
Operating Income
For the thirteen weeks ended October 28, 2017, operating income decreased $10.9 million, or 95.9%, to $0.5 million in the current-year period, from $11.4 million in the comparable prior-year period. As a percentage of net revenues, operating income was 0.4% and 9.0% for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively. Operating income decreased due to the factors described above.
Direct. For the thirteen weeks ended October 28, 2017, operating income in the Direct segment decreased $5.9 million, or 34.3%, to $11.2 million from $17.1 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 13.5% and 19.9% for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to incremental store impairment charges of $5.2 million and deleverage of selling, general, and administrative expenses as a result of lower sales.
Indirect. For the thirteen weeks ended October 28, 2017, operating income in the Indirect segment decreased $6.4 million, or 37.8%, to $10.5 million from $16.9 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 34.0% and 41.7% for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to a decrease in gross profit as a percentage of net revenues, as described above, and deleverage of selling, general, and administrative expenses as a result of lower sales.
Corporate Unallocated. For the thirteen weeks ended October 28, 2017, unallocated expenses decreased $1.3 million, or 5.9%, to $21.3 million from $22.6 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a decrease in advertising spending and a decrease in employee-related expenses principally as a result of expense management, which was associated in part with the implementation of Vision 20/20 initiatives during the third quarter. These decreases were partially offset by $2.3 million in strategic consulting expenses and $2.1 million in severance charges, both as a result of Vision 20/20 initiatives.
Income Tax Expense
The effective tax rate for the thirteen weeks ended October 28, 2017, was 38.5%, compared to 22.6% for the thirteen weeks ended October 29, 2016. The year-over year effective tax rate increase is primarily due to the release of approximately $1.6 million of certain income tax reserves as a result of the conclusion of an Internal Revenue Service audit in the prior-year period that did not recur in the current-year period.
Net Income
For the thirteen weeks ended October 28, 2017, net income decreased $8.4 million, or 95.9%, to $0.4 million from $8.8 million in the comparable prior-year period. The current-year period included $12.6 million of pre-tax Vision 20/20-related charges which consisted of store impairment charges of $5.9 million; severance charges of $2.9 million; strategic consulting charges of $2.3 million; inventory adjustments of $0.9 million; and other charges of $0.6 million ($7.9 million collectively after the associated tax benefit). The prior-year period included $0.6 million in store impairment charges ($0.4 million after the associated tax benefit) and a $1.6 million income tax benefit related to the release of certain income tax reserves.
Thirty-Nine Weeks Ended October 28, 2017, Compared to Thirty-Nine Weeks Ended October 29, 2016
Net Revenues
For the thirty-nine weeks ended October 28, 2017, net revenues decreased $28.5 million, or 8.1%, to $322.6 million, from $351.1 million in the comparable prior-year period.
Direct. For the thirty-nine weeks ended October 28, 2017, net revenues in the Direct segment decreased $5.0 million, or 2.0%, to $241.3 million, from $246.3 million in the comparable prior-year period. This change resulted from a $14.2 million contribution of revenue from our non-comparable stores, including seven additional stores opened in the current fiscal year, which was more than offset by a comparable sales decrease of $18.1 million, or 7.7%. The decrease in comparable sales includes an 11.4% decrease in e-commerce sales and a 6.1% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic. In addition, first quarter e-commerce sales were partially impacted by the conversion to our new platform, which was completed in February 2017.
Indirect. For the thirty-nine weeks ended October 28, 2017, net revenues in the Indirect segment decreased $23.5 million, or 22.4%, to $81.3 million, from $104.8 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts along with a reduction in the number of specialty retail accounts.
Gross Profit
For the thirty-nine weeks ended October 28, 2017, gross profit decreased $21.2 million, or 10.5%, to $179.8 million, from $201.0 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.7% for the thirty-nine weeks ended October 28, 2017, from 57.2% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to increased promotional activity at our factory outlet stores, an adjustment taken against slow-moving inventory in the second quarter, as well as inventory adjustments taken against certain product categories as a result of Vision 20/20 initiatives in the third quarter, and channel mix changes, partially offset by a reduction in product cost.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended October 28, 2017, SG&A expenses increased $2.5 million, or 1.4%, to $181.0 million, from $178.5 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 56.1% for the thirty-nine weeks ended October 28, 2017, from 50.8% in the comparable prior-year period. The increase in SG&A expenses for the thirty-nine weeks ended October 28, 2017 was primarily due to strategic consulting charges of $4.6 million as a result of Vision 20/20 initiatives, incremental severance charges of $4.3 million, incremental store impairment charges of $3.6 million and new store expenses. These charges were partially offset by a decrease in certain employee-related expenses and a decrease in advertising spending primarily as a result of expense management, which was associated in part with the implementation of Vision 20/20 initiatives during the third quarter.

Other Income
For the thirty-nine weeks ended October 28, 2017, other income decreased $0.5 million, or 48.6%, to $0.6 million, from $1.1 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.
Operating Income (Loss)
For the thirty-nine weeks ended October 28, 2017, operating income (loss) decreased $24.2 million, or 102.7%, to $(0.6) million in the current-year period, from $23.6 million in the comparable prior-year period. As a percentage of net revenues, operating income (loss) was (0.2)% and 6.7% for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. Operating income (loss) decreased due to the factors described above.
Direct. For the thirty-nine weeks ended October 28, 2017, operating income in the Direct segment decreased $12.0 million, or 25.4%, to $35.4 million from $47.4 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 14.7% and 19.2% for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to incremental store impairment charges of $3.6 million, new store expenses, a decrease in gross profit as a percentage of net revenues, as described above, and deleverage of selling, general and administrative expenses as a result of lower sales.
Indirect. For the thirty-nine weeks ended October 28, 2017, operating income in the Indirect segment decreased $13.7 million, or 33.1%, to $27.8 million from $41.5 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 34.2% and 39.6% for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to deleverage of selling, general, and administrative expenses as a result of lower sales and a decrease in gross profit as a percentage of net revenues, as described above.
Corporate Unallocated. For the thirty-nine weeks ended October 28, 2017, unallocated expenses decreased $1.6 million, or 2.4%, to $63.8 million from $65.4 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a decrease in advertising spending and a decrease in certain employee-related expenses principally as a result of expense management, which was associated in part with the implementation of Vision 20/20 initiatives during the third quarter. These decreases were partially offset by $4.6 million in strategic consulting charges as a result of Vision 20/20 initiatives and $3.6 million in incremental severance charges.
Income Tax Expense
The effective tax rate for the thirty-nine weeks ended October 28, 2017, was (298.1)%, compared to 30.3% for the thirty-nine weeks ended October 29, 2016. The year-over year effective tax rate increase is primarily due to the relative impact of permanent and discrete items on the nominal pre-tax loss, including a tax shortfall from stock-based compensation.
Net Income (Loss)
For the thirty-nine weeks ended October 28, 2017, net income (loss) decreased $17.8 million, or 109.2%, to $(1.5) million from $16.3 million in the comparable prior-year period. The current-year period included store impairment charges of $5.9 million; severance charges of $5.4 million; strategic consulting charges of $4.6 million; inventory adjustments as a result of Vision 20/20 initiatives of $0.9 million; net lease termination charges of $0.7 million; and other Vision 20/20 charges of $0.2 million ($11.2 million collectively after the associated tax benefit). The prior-year period included $2.2 million in store impairment charges; $0.9 million for an executive severance charge; and a $1.6 million benefit related to the release of certain income tax reserves ($0.4 million collectively after the associated tax benefit).
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement during the thirty-nine weeks ended October 28, 2017, and there was no debt outstanding as of October 28, 2017. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; share repurchases; and debt repayments. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of October 28, 2017, these investments in our portfolio consisted of a money market fund, commercial paper and municipal securities.
Short-Term Investments. As of October 28, 2017, short-term investments consisted of U.S. and non-U.S. corporate debt securities, commercial paper and municipal securities with a maturity within one year of the balance sheet date. As of January 28, 2017, short-term investments consisted of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The certificate of deposit matured during the first quarter of fiscal 2018.
Long-Term Investments. As of October 28, 2017, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. treasury and municipal securities with a maturity greater than one year from the balance sheet date.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$7,491	$26,494
Net cash used in investing activities	(15,735)	(47,422)
Net cash used in financing activities	(6,849)	(23,884)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; the effect of changes in assets and liabilities; and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the thirty-nine weeks ended October 28, 2017, was $7.5 million compared to $26.5 million for the thirty-nine weeks ended October 29, 2016. The decrease in cash provided by operating activities was primarily a result of a decrease in net income of $17.8 million and a change in inventory which resulted in a source of cash of $2.2 million as compared to $17.8 million in the comparable prior-year period. The change in inventory was primarily the result of an increase in certain inventory categories during the current-year period. This was partially offset by a change in income taxes which resulted in a source of cash of $0.1 million as compared to a use of cash of $11.7 million in the comparable prior-year period. The income tax change was primarily a result of the timing of an $11.5 million federal income tax payment in the prior-year period.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $15.7 million and $47.4 million for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. There was a decrease of $8.5 million in spending for property, plant, and equipment in the current-year period primarily due to the construction of seven retail stores and 20 store remodels in the current-year period as compared to the construction of ten retail stores and 13 store remodels in the comparable prior-year period and a reduction in information technology investment spending. In addition, there was a use of cash of $6.8 million as a result of net investment activity in the current-year period compared to a use of cash of $30.0 million in the comparable prior-year period.
Capital expenditures for fiscal 2018 are expected to be approximately $10.0 million to $12.0 million.

Net Cash Used in Financing Activities
Net cash used in financing activities was $6.8 million and $23.9 million for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. The decrease in cash used in financing activities was primarily due to $6.1 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in the current-year period compared to $23.2 million of cash purchases of our common stock under the 2015 Share Repurchase Plans in the prior-year period.
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
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of October 28, 2017, the Company had no borrowings outstanding and availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. On October 20, 2017, VBD entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. The Amendment modifies the ratio requirements of certain financial covenants in the Credit Agreement including the maximum leverage ratio and the minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement). The Amendment also modifies certain restrictive covenants including the acquisition of investments and the limit of investments in foreign subsidiaries. The Company was in compliance with these covenants as of October 28, 2017.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017. In addition to these policies, refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company's investment accounting policy.

Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of October 28, 2017.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of October 28, 2017, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 28, 2017.
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
On December 8, 2015, the Company’s board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2015 Share Repurchase Program expires on December 31, 2017. On November 30, 2017, the Company’s board of directors authorized the Company to extend the 2015 Share Repurchase Program during an open window period until December 31, 2018. The Company will amend its 10b5-1 repurchase plan to accomplish the extension of the 2015 Share Repurchase Program effective December 8, 2017.
During the thirteen weeks ended October 28, 2017, the Company repurchased 347,132 shares of the Company's common stock at an average price of $8.47 per share, excluding commissions.
Details on the shares repurchased under the program during the thirteen weeks ended October 28, 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
July 30, 2017 - August 26, 2017	40,051	$9.58	40,051	$17,623,053
August 27, 2017 - September 30, 2017	154,650	8.67	154,650	16,282,115
October 1, 2017 - October 28, 2017	152,431	7.98	152,431	15,065,925
	347,132	$8.47	347,132

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended October 28, 2017 and October 29, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended October 28, 2017 and October 29, 2016; (iii) Condensed Consolidated Balance Sheets as of October 28, 2017 and January 28, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended October 28, 2017 and October 29, 2016, and (v) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: December 6, 2017	/s/ John Enwright
John Enwright
Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended October 28, 2017 and October 29, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended October 28, 2017 and October 29, 2016; (iii) Condensed Consolidated Balance Sheets as of October 28, 2017 and January 28, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended October 28, 2017 and October 29, 2016, and (v) Notes to Condensed Consolidated Financial Statements. **

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