Form 10-K
period 2018-02-03
Vera Bradley, Inc.
filed 2018-04-03
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 3, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of July 29, 2017 was $206,807,728.
The registrant had 35,519,809 shares of its common stock outstanding as of March 27, 2018.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements include references to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible inability to successfully implement our long-term strategic plan, including our Vision 20/20 initiatives;

•	possible continued declines in our comparable sales;

•	possible inability to maintain and enhance our brand;

•	possible failure of our multi-channel distribution model;

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully open new stores and/or operate current stores as planned;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible ramifications from the payment card incident disclosed in October 2016; and

•	possible data security or privacy breaches or disruptions in our computer systems or website.
We derive many of our forward-looking statements from our operating plans and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
For a discussion of the above described risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of this report.
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

PART I

In this Form 10-K, references to “Vera Bradley,” “we,” “our,” “us” and the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal year ended February 3, 2018 (“fiscal 2018”) was a 53-week period. The fiscal years ended January 28, 2017 (“fiscal 2017”) and January 30, 2016 (“fiscal 2016”) were each 52-week periods. The fiscal year ending February 2, 2019 (“fiscal 2019”) will be a 52-week period.

Item 1.        Business
Our Company
Vera Bradley is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns, and brilliant colors inspire and connect women across the country.
Vera Bradley offers a multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, the Company’s online outlet site, direct-to-consumer eBay sales, and the Company’s annual outlet sale in Fort Wayne, Indiana. As of February 3, 2018, the Company operated 109 full-line stores and 51 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,400 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, and sales generated through licensing agreements. For financial information about our reportable segments, refer to Note 15 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
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

2013	–	We migrated verabradley.com to a more responsive design, providing an enhanced shopping experience and improved product viewing regardless of the device being used to shop.

2014	–	We introduced leather and full coordinating collections; began our relationship with Macy's; and launched our first national ad campaign.

2015	–	We launched several new collections including Collegiate; launched our “I AM” national ad campaign; increased our presence in Macy's; and introduced our products in Belk and Bon-Ton department stores.

2016	–
We opened our first flagship store in New York, New York in the SoHo neighborhood; introduced our Gallatin relaxed leather collection; launched our “It's Good to Be a Girl” national marketing campaign; and expanded our collegiate collection to over 70 schools.

2017	–	We launched our new digital flagship; created an online outlet site; and introduced our Iconic cotton collection.
The passion for design and customer service established by our founders has driven our Company for over 30 years and remains the cornerstone of Vera Bradley today. Ms. Baekgaard continues to focus on various Vera Bradley-related projects. Ms. Miller retired in October 2012 as our National Spokesperson, but continues to serve on the Board of Directors along with Ms. Baekgaard.
Vision 20/20 Initiatives
During fiscal 2018, we launched “Vision 20/20” which is an aggressive plan to turnaround our business and restore brand and Company health over the next three years. Integrating our Vision 20/20 initiatives into our long-term strategic plan is expected to lay the foundation for growth, a more profitable future, and continued strong cash flows.
The key focus of Vision 20/20 is moving to a significantly less clearance-driven business model combined with a meaningful reduction in SG&A expenses. To move to a significantly less clearance driven business model, we are focusing on three key product and pricing initiatives: reducing the amount of clearance merchandise offered, narrowing our current product offerings, and introducing tighter assortment guardrails.
We will significantly reduce the amount of clearance merchandise offered on verabradley.com and in our full-line stores. This will help to reset our customers’ pricing expectations and restore our full-price business. To reduce certain clearance sales from verabradley.com, we began the use of our online outlet site in the third quarter of fiscal 2018 by conducting two flash sales.
We are focusing on our best categories and will narrow our current product offerings by eliminating unproductive or incongruent categories and SKUs from our assortments. We began to narrow our product offerings in fiscal 2018 and are discontinuing our fragrance and jewelry collections in spring of fiscal 2019.
We are building tighter assortment guardrails around introducing new categories, patterns, and pricing, assuring the right fit for our brand and that our products not only provide thoughtful solutions but also reflect our signature attributes of being comfortable, casual, and affordable. These initiatives should be reflected in our product by fall of fiscal 2019.
We expect these product and pricing initiatives to negatively affect revenues in fiscal 2019, but we believe these are the right actions to take for the future health of the business.

As we reduce revenues, we will also continue to reduce SG&A expenses. These SG&A expense reductions began in fiscal 2018 by right-sizing our corporate and retail store infrastructure to align with the size of our business. Additional initiatives to reduce SG&A expenses include continuing to identify corporate efficiencies, reducing our marketing expenses and optimizing return on marketing spending, and taking a more aggressive stance on reducing store operating expenses and closing underperforming stores. We are forecasting to close up to 45 additional full-line stores (approximately 15 per year) by the end of fiscal 2021, primarily as leases expire. We closed five underperforming full-line stores and one underperforming factory outlet store during fiscal 2018.
Growth Strategies
Our long-term vision is to build on the Company's rich heritage and establish Vera Bradley as a premium global lifestyle brand, expand our customer reach, and grow our customer connections. Our long-term strategic plan, integrated with Vision 20/20, is centered upon the three planks of product, distribution, and marketing.
We call our target aspirational customer the Day Maker. She is organized, thoughtful and, most of all, appreciates femininity and beauty - in color, print, and thoughtful details. We are focused on creating thoughtful solutions for the Day Maker and believe we have a great opportunity to attract more Day Makers to our brand through our product offerings, our distribution channels, and our marketing efforts.
Product.  We have identified four key businesses where we can offer the Day Maker thoughtful solutions that we believe will propel our future growth. We are optimizing our existing core portfolio by eliminating product categories and specific SKUs that are unproductive or incongruent, as well as expanding into relevant new categories that reflect our brand and signature attributes of comfortable, casual, and affordable. We will continue to use licenses and strategic partnerships as appropriate to expand our product categories.

•
Our Fashion Bag and Accessories business continues to be our largest opportunity and allows us to highlight our innovation, function, and fashion. Both patterns and solids are important in this category.

•
Travel remains a core differentiator for Vera Bradley and allows us to both embrace our heritage and to showcase newness and functionality with products like Lighten Up and our unique collapsible luggage.

•	Our Campus business including backpacks, has been successful, and we believe there are further opportunities to expand our Campus authority going forward.

•
We believe Home can continue to be a significant growth opportunity for Vera Bradley, with market attractiveness and a great brand fit. The Day Maker’s fashion statement is often her home. Licensing will continue to play a key role in the home area.

In each of these areas, fabric, pattern innovation, and newness remain critical in staying relevant.
Distribution Channels. Vera Bradley products are available through our Direct channel including full-line and factory outlet stores, online through verabradley.com and our online outlet site, and our annual outlet sale, as well as through the Indirect channel including department and specialty retail stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators. We continue to focus on tightly integrating our multi-channel business by strengthening and right-sizing both our Direct and Indirect distribution channels.
In 2007 and 2009, we opened our first full-line and factory outlet stores, respectively. We believe there continues to be long-term opportunities for new stores throughout the United States. We opened one new full-line pop-up store and six new factory outlet stores in fiscal 2018; however, we have slowed our short-term plans for new factory outlet store openings and suspended full-line store growth until we begin to produce comparable store sales growth.
We closed five underperforming full-line stores in fiscal 2018 and expect to close up to 45 additional underperforming full-line stores by fiscal 2021, primarily as leases expire. During fiscal 2017 and 2018, we completed 34 full-line store renovations and updated the facade and exterior signage in an additional 14 full-line stores. These renovations were made to our continuing locations. Nearly 40 of our full-line stores reflect our new design aesthetic.
We plan to open six new factory outlet stores in fiscal 2019. At February 3, 2018, nearly 80% of the product in the outlet channel was made specifically for our factory outlet stores. This percentage is expected to increase in fiscal 2019.
In 2006, we began selling directly to consumers through verabradley.com. Building our digital flagship remains a key part of our distribution strategy. The redesign and conversion of our website to a new platform was completed in February 2017. This new platform offers enhanced ease of shopping and incremental functionality. This incremental functionality includes an upgraded mobile experience; additional navigation and search enhancements; improved product pages with enhanced imagery, product videos, and user-generated content; and new capabilities like eGift cards, “order on-line, pick up in store” and the

GiftNow feature. The GiftNow feature allows customers to purchase gifts from verabradley.com that can be modified by the recipient before shipment. The new platform also gives us capabilities to create deeper customer relationships and create value through more personalization and strategic customization. As part of the Company's Vision 20/20 initiatives, we created an online outlet site during the third quarter of fiscal 2018 to allow us to reduce clearance sales from verabradley.com. In fiscal 2018, we had over 46 million visits to our website and our online outlet site.
Our department store relationships allow us to expose our brand to new customers and showcase our new product assortments. We are currently in approximately 660 department store locations, including Dillard’s, Macy's, Bon-Ton, Belk, and Von Maur. In the department stores, we are continuing to work on enhancing our brand presentation and to explore expansion of our lifestyle brand offerings.
The specialty retail channel is the heritage of our business and remains important to us. We continue to add select accounts while discontinuing unproductive accounts. While the specialty retail business is becoming a smaller percentage of our total revenue base, we are working to stabilize it by assisting retailers with optimizing their businesses.
We had a small wholesale presence in Japan during fiscal 2018 with a licensed partner but will be exiting Japan in mid fiscal 2019. We are exploring the possibility of expanding into other countries in the long-term but do not foresee any international country expansion in fiscal 2019.
Marketing. Marketing and brand positioning are both critical elements as we continue to engage new consumers and strengthen our bond with existing customers.
We activated our new branding and brand positioning in fiscal 2017, which included updating elements of our visual identity such as our logo and further evolving our marketing to speak more directly to the Day Maker. We increased our brand awareness in fiscal 2018 through our “digital first” strategy by partnering with key influencers and leveraging social media channels.
Well-timed and well-executed brand activation is critical to increasing our brand relevancy and increasing purchase intent.  Through comprehensive consumer research, we have designed a media plan that we believe effectively targets our Day Maker customers and attracts both lapsed and new Day Maker consumers to our brand. Our media efforts include a fully-integrated mix of digital, social, experiential, and print, with our goal being to surround the Day Maker with our brand.
We reduced our marketing expenditures in fiscal 2018 by focusing on efficiencies and becoming more targeted while working to keep our most loyal customers engaged, as well as working to attract new consumers.
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
Product Development Expertise. Our product development team combines an understanding of consumer preferences with a knowledge of color, fashion, and style trends to design our products. Our creative design associates utilize a disciplined product design process that seeks to maximize the productivity of our product releases, including our print designs, and drive consumer demand.
Dynamic Multi-Channel Distribution Model. We offer our products through a diverse choice of shopping options across channels that are intimate, highly shop-able, fun, and characteristic of our brand. Whether they visit a Vera Bradley store, specialty retail store, department store, or verabradley.com, we believe consumers can find the brand in places that match their unique shopping interests. Our multi-channel distribution model enables us to maximize customer access to our products.

Unique Company Culture. We were founded in 1982 by two friends, Barbara Bradley Baekgaard and Patricia Miller, who built our business around their passion for design and commitment to customer service. We believe our founders created a unique culture that attracts passionate and motivated employees who are excited about our products and our brand. Our employees share our founders’ commitment to Vera Bradley customers and to the Company’s core values of Kindness, Ingenuity, Thoughtfulness, Optimism, Tenacity, and Empathy. We believe that a fun, friendly, and welcoming work environment fosters creativity and collaboration. By empowering our employees to become personally involved in product design, testing, and marketing, they become passionate and devoted brand advocates.
Experienced Management Team. Our senior management team, led by our Chief Executive Officer Robert Wallstrom, has extensive experience across a diverse range of disciplines in product design, merchandising, marketing, store operations and development, supply chain management, and finance.
Our Product Release Strategy
We introduce new collections approximately ten times per year. Each launch typically consists of one to three signature cotton-quilted prints, as well as other fabrications including microfiber, leather, Lighten Up, and Midtown, many of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our website (including our online outlet site), factory outlet stores, annual outlet sale, and third-party liquidators.
Our Products
The following chart presents net revenues generated by each of our four product categories and other revenues as a percentage of our total net revenues for fiscal 2018, 2017, and 2016.

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Bags	40.6%	42.8%	42.9%
Travel	26.1%	24.5%	24.9%
Accessories	22.0%	21.9%	22.3%
Home	6.8%	5.7%	4.5%
Other (1)	4.5%	5.1%	5.4%
Total	100.0%	100.0%	100.0%

(1)	Includes primarily apparel/footwear, stationery, freight, licensing, merchandising, and gift card breakage revenue.
Bags. Bags are a core part of our product offerings and are the primary component of every seasonal assortment. The category consists of classic and new styles developed by our product development team. Our bag product category includes items such as totes, crossbodies, satchels, clutches, backpacks, baby bags, and lunch bags. Bags play a prominent role in our visual merchandising, and we showcase the different fabrications, patterns, colors, and features of each bag.
Travel. Our travel product category includes rolling luggage, cosmetics, travel and packing accessories, and travel bags which includes our iconic duffel and weekend bags. The first Vera Bradley product offering included duffel bags, which have consistently have been strong performers. We believe their popularity, as well as the appeal of our other travel items, results from our vibrant designs, functional styles, and lightweight fabrications.
Accessories. Accessories include fashion accessories such as wallets, wristlets, eyeglass cases, scarves, and various technology accessories. Our accessories are attractively priced and allow the consumer to include some color in her wardrobe, even if tucked into another bag. Our product development team consistently updates the accessories assortment based on consumer demand and fashion trends.
Home. Our home category includes textiles, including throw blankets, beach towels, and comforters, as well as items such as mugs and tumblers.

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
We typically begin the development stage of our products in the Vera Bradley portfolio twelve to eighteen months in advance of their release. The development of each new pattern includes the design of a primary, secondary, and sometimes a tertiary print. To seek fresh perspectives, we often collaborate with independent designers to create unique patterns for each season and also maintain an internal print design team. We oversee the development and exercise the final approval of all patterns and designs. Once developed, we generally copyright our patterns as appropriate. We believe that great design is not only central to our product, but also is a fundamental part of our brand development and growth strategies.
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
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships and licensing agreements. We currently have licenses in place for eyewear, collegiate, bedding, hosiery, swimwear, technology accessories, stationery, publishing, and health care uniform and accessories collections. We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business.
Marketing
We believe that the growth of our brand and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley brand personality. We use marketing as a critical tool in our efforts to promote our brand.
Retention Advertising. Vera Bradley communicates with our established customers consistently throughout the year with regular e-mails, social media, and seasonal direct mail catalogs, brochures, and notifications. Our retention advertising is geared to keeping Vera Bradley top of mind with our customers, rewarding our customers, and providing them with news of our seasonal launches and new product introductions.
New Customer Acquisition Advertising. We primarily employ digital (i.e., display banner, mobile, geo-targeting, and pre-roll video) and print advertising to increase overall brand awareness and attract new customers. Our advertisements are placed in fashion, lifestyle, and family publications and websites that complement the wide breadth of appeal of our brand. Our ads have recently appeared in StyleWatch, InStyle, Glamour, Cosmopolitan, Vogue, Elle, and O the Oprah Magazine.
Public Relations and Product Placement. Vera Bradley has received considerable editorial exposure in the press, with mentions in O the Oprah Magazine, Good Housekeeping, Real Simple, Woman's Day, InStyle, Racked, and The Huffington Post. In addition, we have expanded our public relations efforts to reach popular online influencers and bloggers.
Product placement in feature-length films and on prime-time television shows remains strong with television placements in Life in Pieces, The Big Bang Theory, Blackish, Speechless, and American Housewife. Movie placements include: Pitch Perfect 3, La La Land, Girl's Trip, Baywatch, A Bad Moms Christmas, and Den of Thieves.
Partnerships. We work with high-profile partners to enhance our brand image and expand our customer reach. During fiscal 2017, we partnered with Madison Square Garden which, among other things, featured our new logo and video content. In fiscal 2018, we participated in a new six-episode reality competition television show called Girl Starter which aired on TLC beginning in early April. The show integrated our product and “It’s Good to be a Girl” marketing campaign clips. One episode featured a challenge in which our co-founder, Barbara Bradley Baekgaard, was a guest judge.
Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to verabradley.com and to our stores. We have captured approximately 4.6 million active customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This information provides us with deeper insight into the products and categories that are of the highest interest to our customers, and allows us to better target our customers with appropriate messages. As of February 3, 2018, we had approximately 1.8 million Facebook fans and approximately 84,000 Twitter followers. Our Instagram, which we launched in October 2012, has grown to approximately 330,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right bloggers to promote product.
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
Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of February 3, 2018, we operated 109 full-line stores averaging approximately 1,900 square feet per store. In fiscal 2017, we opened our first flagship store in the SoHo neighborhood of New York City which offers customers a unique store experience, as well as exclusive product. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.
Factory Outlet Stores. Our factory outlet stores are a vehicle for selling factory exclusive styles, as well as retired merchandise at discounted prices, while maintaining brand integrity. At the end of fiscal 2018, nearly 80% of the merchandise found in our factory outlet stores was factory exclusive styles. We believe our factory outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our factory outlet stores average approximately 3,200 square feet per store. As of February 3, 2018, we operated 51 factory outlet stores, all located in the United States.
Store Location Selection Strategy. Our store location decisions for both full-line and factory outlet stores are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe all geographical markets have been fully penetrated by our distribution channels. We believe that long-term expansion of our store base will increase brand awareness and reinforce our brand image. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and desirable co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic. Our target full-line store size is approximately 1,800 square feet and our target factory outlet store size is approximately 3,000 square feet.
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

Store Economics. We expect our full-line stores to average approximately 1,800 square feet per store, and we expect to invest approximately $0.4 million per new store, consisting of inventory, pre-opening costs, and build-out costs, less tenant-improvement allowances.
We expect our factory outlet stores to average approximately 3,000 square feet per store, and we expect to invest approximately $0.4 million per new store, consisting of inventory, pre-opening costs, and build-out costs, less tenant-improvement allowances.
E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. Since fiscal 2013, we have continually invested in upgrades to our website allowing for a more user-friendly homepage; enabling us to ship internationally; enhancing the checkout experience; adding product recommendations; enhancing product descriptions; adding silhouettes for product scale; generating cart and site abandonment emails; gathering and analyzing customer feedback; and enhancing our search capabilities. To continue to enhance our website engagement, we completed a redesign and conversion of our website to a new platform in February 2017. This new platform offers enhanced ease of shopping and incremental functionality including an upgraded mobile experience; additional navigation and search enhancements; improved product pages with enhanced imagery, product videos, and user-generated content; and new capabilities like the GiftNow feature, eGift cards, and “order on-line, pick up in store.” In addition, during the third quarter of fiscal 2018, we created an online outlet site to reduce clearance sales from verabradley.com. We had over 46 million visits to verabradley.com and our online outlet site during fiscal 2018.
Annual Outlet Sale. Our annual outlet sale is held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana each spring. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We attracted approximately 46,000 attendees to our 2017 annual outlet sale.
Indirect Segment
As of February 3, 2018, we sold our products in approximately 2,400 specialty retail locations, as well as department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, and through licensing agreements. In fiscal 2012, we launched our products in the department store channel. We are currently in approximately 660 department store locations, including approximately 260 Dillard's locations, approximately 240 Macy's, nearly 80 Bon-Ton, 45 Belk, and approximately 35 Von Maur locations.
The top 30% of our specialty retailers account for approximately 70% of total specialty retailer revenue. No single Indirect retailer represented more than 10% of consolidated net revenues in fiscal 2018, with the top ten Indirect retailers representing in the aggregate approximately 40% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years.
Indirect Sales Force
We believe that having a combination of an in-house field sales force and a third-party agency, covering certain geographies, results in a more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model. As of February 3, 2018, our in-house sales team consisted of approximately 25 full-time sales consultants. The compensation structure for our sales consultants consisted of a combination of fixed pay and sales-based incentives during fiscal 2018. Beginning in fiscal 2019, the compensation structure will be based upon a full commission model.
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
Approximately half of our products are cotton-based. Our other fabrics include primarily nylon, polyester, microfiber, and leather. We source our materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global sourcing team works with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. In April 2016, we opened an office in Hong Kong to lead the global supply chain in Asia, including the oversight of sourcing and procurement.
The majority of our finished goods, not sourced through licenses or strategic partners, are manufactured by a variety of global manufacturers located primarily in China, Vietnam, Myanmar, and Cambodia. We are not dependent upon any single manufacturer for our products. When determining the size of orders placed with our manufacturers, we take into account forward-looking demand, lead times for specific products, current inventory levels, and minimum order quantity requirements. Overseas production has resulted in substantial cost savings and a reduction of capital investment. With the oversight of our office in Hong Kong and our independent contractors, we believe these financial benefits have been realized without sacrificing the level of quality inherent in our products or service to our customers.
Distribution Center
In 2007, we consolidated our warehousing and shipping functions into one distribution center, located in Roanoke, Indiana. In fiscal 2013 and fiscal 2015, we expanded the facility by 200,000 and 10,000 square-feet, respectively, which resulted in a total distribution center space of approximately 428,500 square-feet. This automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantities necessary for a particular order. The expansion resulted in capacity gains in the areas of inbound receiving, inventory storage, order fulfillment, value-add processing, and shipping. The facility’s technology enables us to more accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.
Our products are shipped primarily via third-party common carriers to our stores, our Indirect retailers, department stores, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our business, including business generated through our website.
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our information systems are designed to provide, among other things, comprehensive order processing, production, accounting, and management information and analytics for the product development, retail, sales, marketing, distribution, finance, and human resources functions of our business. We constantly evaluate and optimize the efficiency and cost of our on premise and cloud technology platforms to enable the business to provide an exceptional customer experience and increased shareholder value.
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

The market for handbags, in particular, is highly competitive. Our competitors include not only established companies that are expanding their production and marketing of handbags, but also frequent new entrants to the market. We directly compete with wholesalers and direct sellers of branded handbags and accessories.
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
Copyrights and Trademarks
The development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have approximately 900 copyrights.
We also own the material trademark rights used in connection with the production, marketing, and distribution of all of our products, both in the United States and in the other countries in which our products are principally sold. Our trademarks include “Vera Bradley.” We aggressively police our trademarks and copyrights and pursue infringers and counterfeiters both domestically and internationally. Our trademarks will remain in existence for as long as we continue to use and renew them in advance of their expiration dates. We have no material patents.
Employees
As of February 3, 2018, we had approximately 2,730 employees. Of the total, approximately 2,140 were engaged in retail selling positions, approximately 290 were engaged in distribution, sourcing and quality functions, approximately 40 were engaged in product design, and approximately 260 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage.
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
Executive Officers of the Company
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Robert Wallstrom	52	Chief Executive Officer, President and Director
John Enwright	45	Chief Financial Officer
Kevin Korney	48	Chief Merchandising Officer
Beatrice Mac Cabe	39	Chief Creative Officer
Stephanie Scheele	41	Chief Marketing Officer
Mark C. Dely	42	Chief Administrative & Legal Officer and Corporate Secretary
Mary Beth Trypus	52	Chief Sales Officer

Robert Wallstrom has served as our Chief Executive Officer, President and Director since November 2013. Prior to joining Vera Bradley, Mr. Wallstrom served as President of Saks Fifth Avenue’s OFF 5TH division from 2007 until November 2013. Previously, he was Group Senior Vice President and General Manager of Saks’ flagship New York store from 2002 to 2007, where he articulated a vision to return the store to its luxury heritage and dramatically improve merchandising, service, and the in-store experience.
John Enwright joined the Company in May 2014 as our Senior Director of Financial, Planning and Analysis and was soon promoted to Vice President, Financial, Planning and Analysis. Mr. Enwright was named Chief Financial Officer in April 2017. Prior to joining Vera Bradley, Mr. Enwright spent 15 years with Tiffany & Co. in various financial roles of increasing responsibility, including his most recent position of Director of Financial, Planning and Analysis.
Kevin Korney has served as our Chief Merchandising Officer since January 2018. Prior to joining Vera Bradley, Mr. Korney served as Vice President, Global Merchandising for Converse where he introduced the Global Merchandising function in June 2015. Between November 2012 and June 2015, he served as Senior Divisional Merchandise Manager for Fossil. From July 2011 to November 2012, he served as the General Merchandise Manager for Dallas Cowboys Merchandising and from September 2006 to March 2009, he served as Global Vice President within various Merchandising and Creative functions at The Walt Disney Company. Mr. Korney gained prior experience with Nautica, Ralph Lauren, and Gap.
Beatrice Mac Cabe joined the Company in January 2016 as our Vice President – Design and was promoted to her current post as Chief Creative Officer in September 2017. Prior to joining Vera Bradley, Ms. Mac Cabe served as Vice President, Chief Creative Director at Fossil since 2013 where she directed the design process from initial concept for lifestyle categories. From 2012 to 2013 she was Design and Merchandising Director, Private Brand Accessories for JC Penney and from 2011 to 2012 she was Creative Director, Handbags for Vince Camuto. Ms. Mac Cabe gained prior design and brand development experience at other fashion brands including Diane von Furstenberg, John Galliano in Paris, and Marni in Milan.
Stephanie Scheele has served as our Vice President – Marketing Strategy and Operations since 2015, leading the insights and customer database programs and overseeing the marketing strategy team. Ms. Scheele was named Chief Marketing Officer in April 2018. Ms. Scheele has spent 16 years with Vera Bradley in various roles of increasing responsibility.
Mark C. Dely joined the Company in August 2016 as our Vice President, Chief Legal Officer and Corporate Secretary and was promoted to also serve as the Chief Administrative Officer in September 2017. Between January 2013 and August 2016, Mr. Dely served as Senior Vice President, Chief Legal Officer, General Counsel and Secretary of Fred’s, Inc., a publicly-traded retailer and pharmacy with over 650 locations throughout the Southeast. From July 2007 to December 2012, Mr. Dely was Vice President and Divisional General Counsel of the Franchise Services Group for The ServiceMaster Company, where he managed the legal function for the Company's global franchise businesses. Mr. Dely’s additional experience includes being the first in-house counsel for NYSE-listed seed and agricultural-biotech company, Delta & Pine Land Company. Mr. Dely began his legal career at New York law firm Fried Frank, LLP. He earned his law degree from the New York University School of Law.
Mary Beth Trypus joined the Company in May 2016 as our Vice President – Global Wholesale Sales and was promoted to her current post as Chief Sales Officer in March 2018. Prior to joining Vera Bradley, from September 2015 to May 2016, Ms. Trypus consulted for accessories start-ups and non-profit businesses where she developed brand architecture, defined the financial structure, and engineered sales and customer acquisition strategy. From August 2014 to August 2015, she was E.V.P. Sales and Marketing for Bulova Corporation where she drove marketing strategy and revenue growth across a multi-brand watch portfolio in the wholesale and e-commerce channels. From March 2011 to July 2014, Ms. Trypus was S.V.P. Sales and Planning at Nine West Group in the handbag division and held prior leadership positions at Liz Claiborne, Inc. and May Department Stores.

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
Risks Related to Our Business
If we are unable to successfully implement our long-term strategic plan, including Vision 20/20, and growth strategies, our future operating results could suffer.
In fiscal 2018, we began to implement our Vision 20/20 plan, which is integrated into our long-term strategic plan, aimed to turnaround our business and restore brand and Company health over the next three years. The success of our long-term strategic plan and growth strategies, alone or collectively, will depend on various factors, including the appeal of our product designs, retail presentation to consumers, effectiveness of our marketing initiatives, expense saving initiatives, competitive conditions, and economic conditions. There is no assurance that we will be able to successfully implement our strategic plan and Vision 20/20 initiatives. If we are unsuccessful in implementing some or all of our strategies or initiatives, our future operating results could be adversely impacted.
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
We currently sell into two segments: Direct to consumers through our full-line and factory outlet stores in the United States, verabradley.com, our online outlet site, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana; and through our Indirect wholesale business which consists of sales to approximately 2,400 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, and sales generated through licensing agreements. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth includes our ability to successfully open and operate new and current stores. In recent years, however, comparable store sales have declined. Consequently, the rate in which we have opened new stores has slowed and we do not currently have any new full-line stores planned to be opened during fiscal 2019. As part of our Vision 20/20 initiatives, we are forecasting to close up to an additional 45 full-line stores by the end of fiscal 2021. We have closed nine underperforming stores since December 2014. We plan to open six new factory outlet stores during fiscal 2019 and will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
Our business depends on a strong brand. If we are unable to execute our marketing strategy, intended to enhance our brand, then revenues and our results of operations could be adversely impacted.
We believe that the brand image that we have developed has contributed significantly to the success of our business. We also believe that enhancing the Vera Bradley brand through our marketing strategy is critical to maintaining and expanding our customer base. Enhancing our brand and implementing our marketing strategy may require us to make substantial investments in areas such as product design, store operations, store design, community relations, and marketing. These investments might not succeed. If we are unable to successfully execute our brand strategy, our results of operations could be adversely impacted.
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
Our results of operations are subject to quarterly fluctuations, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things:

•	timing of new store openings and store closings;

•	net revenues and profits contributed by new stores;

•	increases or decreases in store traffic and comparable sales;

•	shifts in the timing of holidays, particularly in the United States and China;

•	changes in our merchandise mix;

•	timing of marketing campaigns or promotions;

•	timing of sales to Indirect retailers; and

•	timing of new pattern and collection releases and new product introductions.
Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the trading price of our common stock to fluctuate significantly.
A data security or privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk and adversely affect our business.
On September 15, 2016, we received information from law enforcement regarding a potential data security issue related to our retail store network. Findings from the investigation showed unauthorized access to our payment processing system and the installation of a program that looked for payment card data. The program was specifically designed to find track data in the magnetic stripe of a payment card that may contain the card number, cardholder name, expiration date, and internal verification code as the data was being routed through the affected payment systems. Although we believe that we have resolved this incident, as more fully described within Management's Discussion and Analysis of Financial Condition and Results of Operations herein, we remain dependent on information technology systems and networks, including the Internet, for a significant portion of our sales, primarily through our e-commerce operations and credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. As part of our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business and results of operations. We do not control third-party service providers and cannot guarantee that electronic or physical computer break-ins and security breaches will not occur in the future. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors, and reduce our ability to attract and retain customers. We may also incur significant costs in complying with the various applicable state, federal, and foreign laws regarding unauthorized disclosure of personal information.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have an e-commerce website in the U.S. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventive efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to business risks as a result of our e-commerce operations.
We operate an e-commerce store at www.verabradley.com, which includes an online outlet site we created in fiscal 2018. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce, and the accessories industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations, and/or cash flows.
Closing stores could result in significant costs to us.
Since December 2014, we have closed nine underperforming stores and are forecasting to close 45 additional full-line stores by the end of fiscal 2021, primarily as leases expire. We could, in the future, decide to close additional stores that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.
Our ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.
Substantially all of our Direct stores are located in regional mall shopping centers, and many of our Indirect customers are also located in these shopping centers. Factors beyond our control impact mall traffic, such as general economic conditions and consumer spending levels. Consumer spending and mall traffic have been depressed in recent years. As a result, mall operators have been facing increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations, and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of certain malls as shopping destinations, have reduced and may continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations, and cash flows.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We lease all of our store locations. We typically occupy our stores under operating leases with terms of ten years. We have been able to negotiate favorable rental rates in recent years due in part to the state of the economy and high vacancy rates within some shopping centers, but there is no assurance that we will be able to continue to negotiate such favorable terms. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to requiring future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance, and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. If we expand our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

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

Our failure to effectively compete with other retailers for sales could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Our various contract manufacturers produce all of our products. We generally do not enter into long-term formal written agreements with our manufacturers and instead transact business with each of them on an order-by-order basis. In the event of a disruption in our contract manufacturers’ systems, we may be unable to locate alternative manufacturers of comparable quality at an acceptable price, or at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service, financial stability, labor practices, and environmental compliance. Any delay, interruption, or increased cost in the manufactured products that might occur for any reason, such as the lack of long-term contracts or regulatory requirements and the loss of certifications, power interruptions, fires, hurricanes, war, or threats of terrorism, could affect our ability to meet customer demand for our products, adversely affect our net revenues, increase our cost of sales, and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.

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
Our distribution operations are currently concentrated in a single, company-owned distribution center in Roanoke, Indiana. Any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventory and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.
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
We source our fabrics primarily from manufacturers in China and South Korea and outsource the production of a significant majority of our products to companies in Asia. We are subject to the risks inherent in global sourcing and manufacturing, including, but not limited to:

•	exchange rate fluctuations and trends;

•	availability of raw materials;

•	compliance with labor laws and other foreign governmental regulations;

•	compliance with U.S. import and export laws and regulations;

•	disruption or delays in shipments;

•	loss or impairment of key manufacturing sites;

•	product quality issues;

•	political unrest;

•	natural disasters, acts of war and terrorism, changing macroeconomic trends, and other external factors over which we have no control; and

•	quotas, duties, tariffs, or other trade restrictions or regulations.
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
We may be subject to unionization, work stoppages, slowdowns, or increased labor costs.
Currently, none of our employees are represented by a union. Nevertheless, our employees have the right at any time under the National Labor Relations Act to organize or affiliate with a union. If some or all of our workforce were to become unionized, our business could be exposed to work stoppages and slowdowns as a unionized business. In addition, if the terms of the collective bargaining agreement were significantly more favorable to union workers than our current pay-and-benefits arrangements, our costs would increase and our results of operations would suffer.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that will allow for full expensing for qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending February 3, 2018, has a blended federal statutory tax rate of approximately 32.9%, which is based on the applicable tax rates before and after the effectiveness of the Tax Act.
The Company recorded $2.1 million in provisional income tax expense during the fourth quarter of fiscal 2018 based upon its understanding of the Tax Act and guidance as of the date of this filing.
The ultimate impact of the Tax Act may differ from the provisional income tax expense recognized in the consolidated financial statements during the fourth quarter of fiscal 2018. The accounting for the Tax Act is expected to be complete when the fiscal 2018 federal income tax return is filed in fiscal 2019. Any resulting changes to the provisional estimates and amounts not yet estimated will be recognized as an adjustment to tax expense in the reporting period that the amounts are determined. These provisional amounts may differ due to, among other things, additional analysis, changes in interpretations and assumptions that the Company has made, additional regulatory guidance issued, and any additional actions the Company may take as a result of the Tax Act. Any of these items could lessen or increase certain adverse impacts of the Tax Act. Further, there may be material adverse effects on our business, results of operations, and liquidity resulting from the Tax Act that we have not yet identified.
We have recorded asset impairment charges in the past and we may record material asset impairment charges in the future.
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal 2018 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $6.3 million during fiscal 2018 within selling, general, and administrative expenses in the consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values.
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
We do not enter into long-term agreements with any of our Indirect retailers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by a significant number of Indirect retailers, whether motivated by competitive conditions, operational or financial difficulties, reduced access to capital, or otherwise, to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us could adversely impact our results of operations. Although we recommend retail sale prices for our products to our Indirect retailers, we typically do not provide dealer allowances or other economic incentives to support those prices. Possible promotional pricing or discounting by Indirect retailers in response to softening retail demand could have a negative effect on our brand image and prestige, which might be difficult to counteract.
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
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	actions by other shopping mall or lifestyle center tenants;

•	weather conditions, particularly during the holiday shopping period;

•	unexpected departure of key executives;

•	financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;

•	the public’s response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation and other matters;

•	speculation about our business in the press or the investment community;

•	future sales of our common stock by our significant shareholders, officers, and directors;

•	our entry into new markets;

•	changes in laws or regulations that impact the retail industry;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	changes in accounting principles.
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
Over the last few years, proxy contests and other forms of stockholder activism have been directed against numerous public companies in retail businesses. We could become engaged in a consent solicitation, or proxy contest, or experience other stockholder activism, in the future. Activist shareholders may advocate for certain governance and strategic changes at our company. In the event of stockholder activism, particularly with respect to matters which our Board of Directors (“Board”), in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management, and perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, and customers.
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
Michael Ray (our former CEO and Ms. Bradley Baekgaard's son in-law), Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller, and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 36.7% of our outstanding shares of common stock as of February 3, 2018. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation, and significant corporate transactions. This concentrated ownership of outstanding common stock may limit your ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
Our actual operating results may differ significantly from our guidance, which could cause incongruous fluctuation in our stock price.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the further in the future that the data are forecast.
In light of the foregoing, if investors, analysts, and others fail to review our guidance within the proper context or place undue reliance on our guidance, deviations from such guidance may result in incongruous fluctuation in our stock price.
Anti-takeover provisions in our organizational documents and Indiana law may discourage or prevent a change in control, even if a sale of the Company would be beneficial to our shareholders, which could cause our stock price to decline and prevent attempts by shareholders to replace or remove our current management.
Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, harm the market price of our common stock, and diminish the voting and other rights of the holders of our common stock. These provisions include:

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
As an Indiana corporation, we are governed by the Indiana Business Corporation Law (as amended from time to time, the “IBCL”). Under specified circumstances, certain provisions of the IBCL related to control share acquisitions, business combinations, and constituent interests may delay, prevent, or make more difficult unsolicited acquisitions or changes of control of us. These provisions also may have the effect of preventing changes in our management. It is possible that these provisions could make it more difficult to accomplish transactions that shareholders might deem to be in their best interest.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of February 3, 2018. The leases on the leased properties expire at various times through 2028, subject to renewal options.

Location	Primary Use	Approximate Square Footage	Leased/Owned
Roanoke, Indiana	Corporate headquarters, design center, and showroom	188,000	Owned
Roanoke, Indiana	Warehouse and distribution	428,500	Owned
New York, New York	Office and showroom	3,700	Leased
Hong Kong	Asia sourcing office	5,100	Leased
Atlanta, Georgia	Showroom	5,200	Leased
Dallas, Texas	Showroom	1,800	Leased
Las Vegas, Nevada	Showroom	2,200	Leased
As of February 3, 2018, we also leased 166 store locations in the United States, including six store locations opened or to be opened in fiscal 2019. See below for more information regarding the locations of our open stores as of February 3, 2018.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The properties in the above table are used by both the Direct segment and Indirect segment, excluding the three showrooms which are used exclusively by the Indirect segment.
Store Locations
Our full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-line and factory outlet stores we operated in each state as of February 3, 2018:

State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores	State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores
Alabama	1	1	Minnesota	2	1
Arizona	3	—	Missouri	2	2
California	5	—	Nebraska	—	1
Colorado	3	1	Nevada	—	1
Connecticut	2	1	New Jersey	9	1
Delaware	1	1	New York	8	3
Florida	7	8	North Carolina	2	4
Georgia	2	2	Ohio	4	1
Hawaii	2	1	Oklahoma	2	1
Illinois	6	1	Pennsylvania	5	2
Indiana	2	2	Rhode Island	1	—
Iowa	1	1	South Carolina	—	1
Kansas	1	—	Tennessee	3	2
Kentucky	2	1	Texas	13	6
Louisiana	2	—	Virginia	3	2
Maryland	4	—	Wisconsin	1	—
Massachusetts	5	1	Totals	109	51
Michigan	5	2

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VRA”. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period in our two most recent fiscal years:

	High	Low
Fiscal 2018 Quarter ended:
February 3, 2018	$12.83	$6.99
October 28, 2017	11.40	7.25
July 29, 2017	10.24	7.70
April 29, 2017	11.60	8.40
Fiscal 2017 Quarter ended:
January 28, 2017	$15.86	$11.29
October 29, 2016	17.20	12.97
July 30, 2016	17.84	13.55
April 30, 2016	20.69	13.71
As of March 27, 2018, we had approximately 25 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. On November 30, 2017, the board of directors authorized the Company to extend the 2015 Share Repurchase Plan to December 31, 2018. The prior share repurchase program (the “2014 Share Repurchase Program”) was approved by the board of directors on September 9, 2014, and authorized share repurchases up to $40.0 million. The 2014 Share Repurchase Program was completed in fiscal 2016.
During the fiscal year ended February 3, 2018, the Company purchased and held 934,031 shares at an average price of $8.47 per share, excluding commissions, for an aggregate amount of $7.9 million, under the 2015 Share Repurchase Program.
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
As of February 3, 2018, there was $13.4 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of February 3, 2018, the Company held as treasury shares 5,642,485 shares of its common stock at an average price of $13.57 per share, excluding commissions, for an aggregate carrying amount of $76.6 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

Details on the shares repurchased under the program during the fourteen weeks ended February 3, 2018 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 29, 2017 - November 25, 2017	168,377	$7.47	168,377	$13,807,827
November 26, 2017 - December 30, 2017	45,133	8.54	45,133	13,422,471
December 31, 2017 - February 3, 2018	—	—	—	13,422,471
	213,510	$7.70	213,510
Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between February 2, 2013, and February 3, 2018, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on February 2, 2013, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based on historical data. We caution that the stock price performance presented in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from The NASDAQ Stock Market website. As such, although we believe the information to be accurate, we cannot assure you of its accuracy.

Company/Market/Peer Group	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018
Vera Bradley, Inc.	$100.00	$93.10	$73.91	$57.29	$44.96	$36.16
S&P 500 Index	$100.00	$120.30	$137.42	$136.50	$164.99	$202.66
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$115.95	$120.21	$100.72	$85.81	$109.53

Item 6.        Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for the most recent three fiscal years presented and the selected balance sheet data as of February 3, 2018 and January 28, 2017 are derived from our audited consolidated financial statements included in Item 8 of this report. The selected income statement data for the fiscal years ended January 31, 2015, and February 1, 2014, and selected balance sheet data as of January 30, 2016, January 31, 2015, and February 1, 2014, are derived from our audited consolidated financial statements that are not included elsewhere in this report. These results include adjustments necessary for comparability, including discontinued operations related to our former Japan operations which occurred during fiscal 2015. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
($ in thousands, except per share data and as otherwise indicated)	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Consolidated Statement of Income Data (2):
Net revenues	$454,648	$485,937	$502,598	$508,990	$530,896
Cost of sales	200,639	209,891	221,409	239,981	238,684
Gross profit	254,009	276,046	281,189	269,009	292,212
Selling, general, and administrative expenses (6)	239,810	249,155	236,836	208,675	201,231
Other income	782	1,329	2,369	3,736	4,776
Operating income	14,981	28,220	46,722	64,070	95,757
Interest (income) expense, net	(413)	178	263	407	571
Income from continuing operations before income taxes	15,394	28,042	46,459	63,663	95,186
Income tax expense (7)	8,378	8,284	18,901	22,828	35,057
Income from continuing operations	7,016	19,758	27,558	40,835	60,129
Loss from discontinued operations, net of taxes	—	—	—	(2,386)	(1,317)
Net income	$7,016	$19,758	$27,558	$38,449	$58,812
Basic weighted-average shares outstanding	35,925	36,838	38,795	40,568	40,599
Diluted weighted-average shares outstanding	36,026	36,970	38,861	40,632	40,648
Net income (loss) per share - basic
Continuing operations	$0.20	$0.54	$0.71	$1.01	$1.48
Discontinued operations	—	—	—	(0.06)	(0.03)
Net income per share	$0.20	$0.54	$0.71	$0.95	$1.45
Net income (loss) per share - diluted
Continuing operations	$0.19	$0.53	$0.71	$1.00	$1.48
Discontinued operations	—	—	—	(0.06)	(0.03)
Net income per share	$0.19	$0.53	$0.71	$0.95	$1.45
Net Revenues by Segment (2):
Direct	$351,786	$355,175	$351,286	$335,602	$321,092
Indirect	102,862	130,762	151,312	173,388	209,804
Total	$454,648	$485,937	$502,598	$508,990	$530,896
Store Data (3):
Total stores open at end of year	160	159	150	125	99
Comparable sales (including e-commerce) decrease (4)	(6.7)%	(7.0)%	(10.6)%	(7.6)%	(1.3)%
Total gross square footage at end of year	377,861	368,640	342,362	278,779	207,096
Average net revenues per gross square foot (5)	$640	$642	$703	$760	$887

	As of
($ in thousands)	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$68,751	$86,375	$97,681	$112,292	$59,215
Short-term investments	54,150	30,152	—	—	—
Working capital	201,749	193,070	187,090	204,648	193,511
Long-term investments	15,515	—	—	—	—
Total assets	350,669	373,509	380,679	377,284	334,383
Shareholders’ equity	285,283	283,786	285,255	284,471	255,147

(1)
The Company utilizes a 52-53 week fiscal year. Fiscal year 2018 consisted of 53 weeks. Fiscal years 2017, 2016, 2015, and 2014 consisted of 52 weeks. The extra week contributed approximately $4.1 million in net revenues and added an estimated $0.01 to diluted net income per share in fiscal 2018. By segment, the extra week contributed net revenues of approximately $3.0 million to Direct and $1.1 million to Indirect.

(2)
Includes restructuring and other charges described further in Note 13 to the Notes to the Consolidated Financial Statements herein. Financial data recasts Japan results of operations as discontinued operations for all years presented. Japan results of operations were formerly included in the Direct segment results.

(3)	Includes full-line and factory outlet stores.

(4)
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Calculation excludes sales for the 53rd week in fiscal 2018.

(5)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. Calculation excludes sales for the 53rd week in fiscal 2018.

(6)
Impairment charges, related to underperforming stores, totaled $6.3 million, $12.7 million, $2.8 million, $0.4 million, and $1.2 million during the fiscal years ended February 3, 2018, January 28, 2017, January 30, 2016, January 31, 2015, and February 1, 2014, respectively.

(7)	Fiscal 2018 includes a $2.1 million net charge as a result of the Tax Cuts and Jobs Act. Refer to Note 5 to the Notes to the Consolidated Financial Statements herein for additional information.

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
Executive Summary
As more fully described herein, we began the implementation of our Vision 20/20 strategic plan, including product and pricing initiatives and SG&A expense reduction initiatives, in the third quarter of fiscal 2018, as well as achieved strategic product, distribution, and marketing initiatives.
Strategic Progress

•
We made progress on our Vision 20/20 product and pricing initiatives by implementing an online outlet site to reduce clearance sales from verabradley.com and our SG&A expense reduction initiatives by right-sizing our corporate and retail store infrastructure to align with the size of the business, including closing five underperforming full-line stores and one underperforming factory outlet store.

•	We made progress in the product area, including:

•
Continuing to reinvigorate and reinvent our cotton assortment, including the introduction of our Iconic cotton collection which features micro-quilting, added functionality and innovation, and several updated silhouettes and

•	Expanding our licensing program by launching products in the technology, swimwear, bedding, stationery, hosiery, and medical uniforms categories.

•	We made progress in the distribution area, including:

•
Launching our new platform for verabradley.com in February 2017, creating a dynamic digital flagship. The new site offers a number of enhancements including, among other things, the ability to strategically segment and personalize messaging, express check-out, “order on-line, pick up in store,” and the addition of the GiftNow feature, which allows customers to purchase gifts from verabradley.com that can be modified by the recipient before shipment;

•	Opening six factory outlet stores and one full-line pop-up store; and

•	Completing store renovations on 20 of our continuing full-line stores to reflect our new design aesthetic by updating the storefront facade, brand logo, and interior.

•	In the marketing area, we increased brand awareness through our “digital first” strategy by partnering with key influencers and leveraging social media channels.
Financial Summary
Fiscal 2018 was a 53-week period compared to fiscal 2017 which was a 52-week period.

•	Net revenues decreased 6.4% to $454.6 million in fiscal 2018 compared to $485.9 million in fiscal 2017. The extra week in fiscal 2018 added approximately $4.1 million to net revenues.

•
Direct segment sales decreased 1.0% to $351.8 million in fiscal 2018 compared to $355.2 million in fiscal 2017. The extra week in fiscal 2018 added approximately $3.0 million to net revenues. Comparable sales for fiscal 2018 decreased 6.7%.

•	Indirect segment sales decreased 21.3% to $102.9 million in fiscal 2018 compared to $130.8 million in fiscal 2017. The extra week in fiscal 2018 added approximately $1.1 million to net revenues.

•	Gross profit was $254.0 million (55.9% of net revenue) in fiscal 2018 compared to $276.0 million (56.8% of net revenue) in fiscal 2017.

•	Selling, general, and administrative expenses were $239.8 million (52.7% of net revenue) in fiscal 2018 compared to $249.2 million (51.3% of net revenue) in fiscal 2017.

•	Operating income was $15.0 million (3.3% of net revenue) in fiscal 2018 compared to $28.2 million (5.8% of net revenue) in fiscal 2017.

•	Net income was $7.0 million in fiscal 2018 compared to $19.8 million in fiscal 2017.

•	Diluted net income per share decreased 64.2% to $0.19 in fiscal 2018 from $0.53 in fiscal 2017. The extra week in fiscal 2018 added an estimated $0.01 to diluted net income per share.

•
Vision 20/20-related charges and other charges (including store impairment charges) were $19.5 million ($12.3 million after the associated tax benefit) in fiscal 2018 compared to other charges (including store impairment charges) of $13.6 million ($8.6 million after the associated tax benefit) in fiscal 2017.

•
Income tax expense was negatively impacted by a $2.1 million net charge related to the Tax Cuts and Jobs Act (“Tax Act”) and benefited by $1.6 million related to the release of certain income tax reserves for fiscal 2018 and fiscal 2017, respectively.

•	Cash, cash equivalents, and investments were $138.4 million at February 3, 2018 compared to $116.5 million at January 28, 2017.

•	Capital expenditures for fiscal 2018 totaled $11.8 million compared to $20.8 million for fiscal 2017.

•	Repurchases of common stock for fiscal 2018 totaled $7.9 million, or 0.9 million shares, compared to $24.5 million, or 1.6 million shares, in fiscal 2017.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, verabradley.com, our online outlet site, direct-to-consumer eBay sales, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to approximately 2,400 specialty retail partners, department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, and sales generated through licensing agreements.
Comparable Sales
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Comparable store sales are calculated based solely upon our stores that have been open for at least 12 full fiscal months. Remodeled stores are included in comparable sales and comparable store sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales and comparable store sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales. The 53rd week in fiscal 2018 is excluded from comparable sales and comparable store sales.
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
In recent years, comparable store sales have declined. Consequently, the rate in which we have opened new stores has slowed and we do not currently have any new full-line stores planned to be opened during fiscal 2019. As part of our Vision 20/20 initiatives, we are forecasting to close up to an additional 45 full-line stores by the end of fiscal 2021. During fiscal 2018, we closed five underperforming full-line stores and one underperforming factory outlet store. We plan to open six new factory outlet stores during fiscal 2019 and will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
Impairment charges are included in SG&A expenses and totaled $6.3 million, $12.7 million, and $2.8 million for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.
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
Income Before Income Taxes
Income before income taxes is equal to operating income plus interest income less interest expense.
Net Income
Net income is equal to income before income taxes less income tax expense.

Results of Operations
The following tables summarize key components of our consolidated results of operations for the last three fiscal years, both in dollars and as a percentage of our net revenues.

	Fiscal Year Ended (1)
($ in thousands)	February 3, 2018	January 28, 2017	January 30, 2016
Statement of Income Data:
Net revenues	$454,648	$485,937	$502,598
Cost of sales	200,639	209,891	221,409
Gross profit	254,009	276,046	281,189
Selling, general, and administrative expenses (5)	239,810	249,155	236,836
Other income	782	1,329	2,369
Operating income	14,981	28,220	46,722
Interest (income) expense, net	(413)	178	263
Income before income taxes	15,394	28,042	46,459
Income tax expense (6)	8,378	8,284	18,901
Net income (7)	$7,016	$19,758	$27,558
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	44.1%	43.2%	44.1%
Gross profit	55.9%	56.8%	55.9%
Selling, general, and administrative expenses	52.7%	51.3%	47.1%
Other income	0.2%	0.3%	0.5%
Operating income	3.3%	5.8%	9.3%
Interest (income) expense, net	(0.1)%	—%	0.1%
Income before income taxes	3.4%	5.8%	9.2%
Income tax expense	1.8%	1.7%	3.8%
Net income	1.5%	4.1%	5.5%
The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-line and factory outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	February 3, 2018	January 28, 2017	January 30, 2016
Net Revenues by Segment:
Direct	$351,786	$355,175	$351,286
Indirect	102,862	130,762	151,312
Total	$454,648	$485,937	$502,598
Percentage of Net Revenues by Segment:
Direct	77.4%	73.1%	69.9%
Indirect	22.6%	26.9%	30.1%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Store Data (2):
Total stores opened during period	7	10	26
Total stores closed during period	(6)	(1)	(1)
Total stores open at end of period	160	159	150
Comparable sales (including e-commerce) decrease (3)	(6.7)%	(7.0)%	(10.6)%
Total gross square footage at end of period	377,861	368,640	342,362
Average net revenues per gross square foot (4)	$640	$642	$703

(1)
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal year 2018 consisted of 53 weeks. Fiscal years 2017 and 2016 consisted of 52 weeks. The extra week contributed approximately $4.1 million in net revenues and added an estimated $0.01 to diluted net income per share in fiscal 2018. By segment, the extra week contributed net revenues of approximately $3.0 million to Direct and $1.1 million to Indirect.

(2)	Includes full-line and factory outlet stores.

(3)
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Calculation excludes sales for the 53rd week in fiscal 2018.

(4)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. Calculation excludes sales for the 53rd week in fiscal 2018.

(5)
Impairment charges, related to underperforming stores, totaled $6.3 million, $12.7 million, and $2.8 million, during the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.

(6)	Fiscal 2018 includes a $2.1 million net charge as a result of the Tax Act. Refer to Note 5 to the Notes to the Consolidated Financial Statements herein for additional information.

(7)	Refer to Note 13 to the Notes to the Consolidated Financial Statement herein for restructuring and other charges affecting the comparability of results.
Payment Card Incident
Description of Event
On September 15, 2016, we received information from law enforcement regarding a potential data security issue related to our retail store network. Findings from the investigation showed unauthorized access to our payment processing system and the installation of a program that looked for payment card data. The program was specifically designed to find track data in the magnetic stripe of a payment card that may contain the card number, cardholder name, expiration date, and internal verification code as the data was being routed through the affected payment systems. There is no indication that other customer information was at risk. Payment cards used at Vera Bradley store locations between July 25, 2016 and September 23, 2016 may have been affected. Not all cards used in stores during this time frame were affected. Cards used on verabradley.com were not affected.
We have resolved this incident and continue to work with a computer security firm to further strengthen the security of our system to help prevent events of this nature from happening in the future. We continue to support law enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards. Claims have been received by some, not all, of the payment card networks for this incident which is expected to be covered by our insurance, as described below.
Expenses Incurred and Amounts Accrued
During the fiscal years ended February 3, 2018 and January 28, 2017, we recorded an immaterial amount of expense relating to the Payment Card Incident. Expenses included remediation activities during fiscal 2018 and costs to investigate the Payment Card Incident and obtain legal and other professional services during fiscal 2017. There was no incremental expense associated with the claims received in fiscal 2018 as they are expected to be reimbursable and probable of recovery under our insurance coverage. The insurance deductible was accrued during fiscal 2017.

Future Costs
Additional payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against us. At this time, we cannot reasonably estimate the potential loss or range of loss related to the additional fines or penalties that may be assessed, if any. The Payment Card Incident, including customer response and any possible third party claims or the additional assessments from payment card companies, could materially adversely affect our financial condition and operating results. However, we expect our insurance coverage will offset most of the expenses for the investigation and other legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any additional, imposed by payment card companies, as discussed above.
Insurance Coverage
We maintain $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Vision 20/20 Initiatives
Fifty-Three Weeks Ended February 3, 2018
During fiscal 2018, we launched our Vision 20/20 strategic plan, which involves a more aggressive approach to turn around our business over the next three years. This plan is primarily focused on product and pricing initiatives, as well as selling, general, and administrative expense reduction initiatives.
The product and pricing initiatives include restoring our full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in our full-line stores, streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs from our assortment, and introducing tighter guardrails around new categories, patterns, and pricing. We expect fiscal 2019 revenues will be negatively impacted by these initiatives by $30.0 million to $50.0 million from fiscal 2018 levels.
We continue to reduce selling, general, and administrative expenses by right-sizing the corporate infrastructure to better align with the size of the business, lowering our marketing spending by focusing on efficiencies while keeping our most loyal customers engaged, and taking a more aggressive stance on reducing store operating costs and closing underperforming full-line stores. We expect to reduce annual selling, general, and administrative expenses by up to $30.0 million (off of our fiscal 2017 base level and excluding severance, store impairment, and Vision 20/20 charges from all periods). We expect that $20.0 million to $25.0 million of the annualized selling, general, and administrative expense reductions will be made by the end of fiscal 2019. We are forecasting to close up to 45 additional full-line stores by the end of fiscal 2021, primarily as leases expire.
The implementation of the plan began in the third quarter of fiscal 2018, but the majority of the product and pricing initiatives will not be completed until fiscal 2019.
We have incurred the following Vision 20/20-related charges during the fiscal year ended February 3, 2018 (in thousands):

	Fiscal 2018
	Statements of Income Line Item		Total Expense		Reportable Segment		Unallocated Corporate Expenses
	SG&A	Cost of Sales			Direct	Indirect
Asset impairment charges (1)	$6,298	$—	$6,298		$6,298	$—	$—
Strategic consulting charges (2)	4,649	—	4,649		—	—	4,649
Severance charges	3,867	199	4,066		826	1,184	2,056
Inventory-related charges (3)	—	935	935		—	935	—
Other charges (4)	751	—	751		466	230	55
Total	$15,565	$1,134	$16,699	(5)	$7,590	$2,349	$6,760
(1) Refer to Note 3 to the Notes to the Consolidated Financial Statements herein for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges totaled $10.6 million

Other Charges Affecting Comparability of the Fifty-Three Weeks Ended February 3, 2018, Fifty-Two Weeks Ended January 28, 2017, and Fifty-Two Weeks Ended January 30, 2016
Fifty-Three Weeks Ended February 3, 2018
Other charges recognized in selling, general, and administrative expenses during fiscal 2018, before the implementation of Vision 20/20, totaled $2.8 million ($1.7 million after the associated tax benefit). These pre-tax charges consisted of $2.5 million in severance charges (recognized within corporate unallocated expenses) and $0.3 million for a net lease termination charge (recognized within the Direct segment).
Other charges recognized in tax expense during fiscal 2018 totaled $2.1 million related to the Tax Act further described below.
Fifty-Two Weeks Ended January 28, 2017
Other charges recognized in selling, general, and administrative expenses during fiscal 2017 totaled $13.6 million ($8.6 million after the associated tax benefit) and consisted of store impairment charges of $12.7 million (recognized within the Direct segment) and a severance charge of $0.9 million (recognized within corporate unallocated expenses). Refer to Note 3 to the Notes to the Consolidated Financial Statements herein for additional details regarding the store impairment charges. Fiscal 2017 also included a $1.6 million tax benefit (reflected in income tax expense) related to the release of certain income tax reserves.
Fifty-Two Weeks Ended January 30, 2016
In the first quarter of fiscal 2016, we closed our manufacturing facility located in New Haven, Indiana. We incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit), related to the facility closing. These pre-tax charges included:

•	Severance and benefit costs of approximately $1.7 million;

•	Lease termination costs of approximately $0.7 million;

•	Inventory-related charges of approximately $0.6 million; and

•	Other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million.
These charges are reflected in cost of sales in our Consolidated Financial Statements ($2.3 million was recognized within the Direct segment and $1.1 million was recognized within the Indirect segment). All production from the facility was absorbed by our third-party manufacturing suppliers.
Additional charges, incurred in the first quarter of fiscal 2016, totaled approximately $5.3 million ($3.3 million after the associated tax benefit). These pre-tax charges included:

•	$2.8 million for store impairment charges (recognized within the Direct segment; refer to Note 3 to the Notes to the Consolidated Financial Statements herein for additional details);

•	$1.3 million for a severance charge (recognized within corporate unallocated expenses); and

•	$1.2 million due to a retail store early lease termination agreement (recognized within the Direct segment).
The first quarter of fiscal 2016 also included a $0.6 million tax expense (reflected in income tax expense) related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits.
Tax Act
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that will allow for full expensing for qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income (“GILTI”), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As a result of the enactment of the Tax Act, we recorded $2.1 million in provisional income tax expense during the fourth quarter of fiscal 2018 based upon our understanding of the Tax Act and guidance as of the date of this filing. Any resulting changes to the provisional estimates and amounts not yet estimated will be recognized as an adjustment to tax expense in the reporting period that the amounts are determined. Refer to Note 5 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Tax Act.

Impairment Charges
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Notes to the Consolidated Financial Statements herein. Impairment charges of $6.3 million, $12.7 million, and $2.8 million were recognized in the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively, for assets related to underperforming stores and are included in selling, general, and administrative expenses in the Consolidated Statements of Income and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment.

Fiscal 2018 Compared to Fiscal 2017
Net Revenues
For fiscal 2018, net revenues decreased $31.3 million, or 6.4%, to $454.6 million, from $485.9 million for fiscal 2017. Fiscal 2018 includes approximately $4.1 million of net revenues related to the 53rd week.
Direct. For fiscal 2018, net revenues decreased $3.4 million, or 1.0%, to $351.8 million, from $355.2 million for fiscal 2017. This change resulted from approximately $3.0 million of net revenues generated from the 53rd week in fiscal 2018 and a $17.8 million contribution of revenue from our non-comparable stores, which included seven additional stores in the current year, more than offset by a comparable sales decrease of $23.1 million, or 6.7%. The decrease in comparable sales includes a 9.3% decrease in e-commerce sales and a 5.5% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic. The aggregate number of full-line and factory outlet stores grew from 159 at the end of fiscal 2017 to 160 at the end of fiscal 2018, which excludes six stores closed during fiscal 2018.
Indirect. For fiscal 2018, net revenues decreased $27.9 million, or 21.3%, to $102.9 million, from $130.8 million for fiscal 2017, primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts along with a reduction in the number of specialty retail accounts. This decline was partially offset by approximately $1.1 million of net revenues generated from the 53rd week in fiscal 2018.
Gross Profit
For fiscal 2018, gross profit decreased $22.0 million, or 8.0%, to $254.0 million, from $276.0 million for fiscal 2017. As a percentage of net revenues, gross profit decreased to 55.9% for fiscal 2018, from 56.8% for fiscal 2017. The decrease as a percentage of net revenues was primarily due to increased promotional activity in our factory outlet stores, inventory adjustments taken against certain product categories in the second and third quarters of the current year, and channel mix changes, partially offset by a reduction in product cost.
Selling, General and Administrative Expenses (SG&A)
For fiscal 2018, SG&A expenses decreased $9.4 million, or 3.8%, to $239.8 million, from $249.2 million for fiscal 2017. As a percentage of net revenues, SG&A expenses were 52.7% and 51.3% for fiscal 2018 and fiscal 2017, respectively. The current-year period included $18.4 million of Vision 20/20 and other charges, which consisted of $6.4 million of employee severance charges; $6.3 million of store impairment charges; $4.6 million of strategic consulting charges; and $1.1 million for net lease termination charges and other Vision 20/20 charges. The prior-year period included $13.6 million of other items consisting of $12.7 million of store impairment charges and $0.9 million for an executive severance charge. The $4.8 million increase in SG&A expenses for fiscal 2018, as a result of the aforementioned charges, was more than offset by a $14.2 million decrease in SG&A expenses for fiscal 2018. The decrease in SG&A expenses was primarily due to a reduction in both employee-related expenses and advertising expenses, partially offset by new store expenses, including expenses associated with stores opened during fiscal 2018 and incremental expenses associated with the annualization of stores opened during fiscal 2017. SG&A expenses as a percentage of net revenues increased primarily due to SG&A expense deleverage associated with lower sales, new store expenses, and the aggregate incremental impact of the fiscal 2018 Vision 20/20 charges and other charges, partially offset by the impact of the aforementioned incremental expense savings.
Other Income
For fiscal 2018, other income decreased $0.5 million, or 41.2%, to $0.8 million, from $1.3 million for fiscal 2017, primarily due to a decrease in participation in the co-op mailer program.

Operating Income
For fiscal 2018, operating income decreased $13.2 million, or 46.9%, to $15.0 million from $28.2 million for fiscal 2017. As a percentage of net revenues, operating income was 3.3% and 5.8% for fiscal 2018 and fiscal 2017, respectively. Operating income decreased due to the factors described above.
The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	February 3, 2018	January 28, 2017
Operating Income:
Direct	$60,979	$62,577	$(1,598)	(2.6)%
Indirect	34,763	50,955	(16,192)	(31.8)%
Less: Unallocated corporate expenses	(80,761)	(85,312)	4,551	(5.3)%
Operating income	$14,981	$28,220	$(13,239)	(46.9)%
Direct. For fiscal 2018, operating income decreased $1.6 million, or 2.6%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 17.3% and 17.6% for fiscal 2018 and 2017, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to new store expenses, a decline in the gross profit as a percentage of net revenues as described above, and deleverage of SG&A expenses due to lower sales, partially offset by lower store impairment charges and employee-related expenses as compared to the prior-year period.
Indirect. For fiscal 2018, operating income decreased $16.2 million, or 31.8%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 33.8% and 39.0% for fiscal 2018 and 2017, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to deleverage of selling, general, and administrative expenses as a result of lower sales and a decrease in gross profit as a percentage of net revenues, as described above.
Corporate Unallocated. For fiscal 2018, unallocated expenses decreased $4.6 million, or 5.3%. The decrease in unallocated expenses was primarily due to a decrease in advertising spending and employee-related expenses principally as a result of expense management, which was associated in part with the implementation of Vision 20/20 initiatives during the third quarter. These savings were partially offset by Vision 20/20 and other charges of $9.3 million in the current-year period which consisted of $4.6 million of strategic consulting charges, $4.6 million of employee severance charges, and $0.1 million of other Vision 20/20 charges. The prior-year period included $0.9 million for an executive severance charge.
Interest (Income) Expense, Net. For fiscal 2018, net interest (income) expense increased $0.6 million, or 332.0%, to $(0.4) million, from $0.2 million in fiscal 2017. The year-over-year increase was primarily a result of interest earned on our investment portfolio which was implemented during fiscal 2018. Refer to Note 14 to the Notes to the Consolidated Financial Statements herein for additional information regarding our investments.
Income Tax Expense. For fiscal 2018, we recorded income tax expense of $8.4 million at an effective tax rate of 54.4%, compared to 29.5% for fiscal 2017. The year-over-year increase in the effective tax rate was primarily due to the relative impact of $2.1 million of net charges associated with the Tax Act enacted during the fourth quarter of fiscal 2018 along with the relative impact of permanent and discrete items, including a tax shortfall from stock-based compensation. Refer to Note 5 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Tax Act. The prior-year period included a $1.6 million income tax benefit for the release of certain income tax reserves.

Net Income
For fiscal 2018, net income decreased $12.8 million, or 64.5%, to $7.0 million from $19.8 million in fiscal 2017. The current-year period included $19.5 million ($12.3 million after the associated tax benefit) of Vision 20/20-related charges (including store impairment charges) and other charges and $2.1 million of tax expense associated with the enactment of the Tax Act, as described further in Note 5 to the Notes to the Consolidated Financial Statements herein. The comparable prior-year period included other charges (including store impairment charges) of $13.6 million ($8.6 million after the associated tax benefit), partially offset by a $1.6 million income tax benefit related to the release of certain income tax reserves.

Fiscal 2017 Compared to Fiscal 2016
Net Revenues
For fiscal 2017, net revenues decreased $16.7 million, or 3.3%, to $485.9 million, from $502.6 million for fiscal 2016.
Direct. For fiscal 2017, net revenues increased $3.9 million, or 1.1%, to $355.2 million, from $351.3 million for fiscal 2016. This change resulted from a $28.0 million contribution of revenue from our non-comparable stores, which included ten additional stores in fiscal 2017, partially offset by a comparable sales decrease of $23.7 million, or 7.0%. The decrease in comparable sales includes a 6.7% decrease in e-commerce sales and a 7.1% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic, as well as lower levels of promotional activity in the first quarter of fiscal 2017. The aggregate number of full-line and factory outlet stores grew from 150 at the end of fiscal 2016 to 159 at the end of fiscal 2017, which excludes one store closed at the end of the fourth quarter of fiscal 2017.
Indirect. For fiscal 2017, net revenues decreased $20.5 million, or 13.6%, to $130.8 million, from $151.3 million for fiscal 2016, primarily due to lower orders from specialty retail accounts.
Gross Profit
For fiscal 2017, gross profit decreased $5.2 million, or 1.8%, to $276.0 million, from $281.2 million for fiscal 2016. As a percentage of net revenues, gross profit increased to 56.8% for fiscal 2017, from 55.9% for fiscal 2016. The increase as a percentage of net revenues was primarily due to sourcing efficiencies (partly due to reduced overhead costs resulting from the closing of our domestic manufacturing facility), partially offset by increased promotional activity at our factory outlet stores. In addition, gross profit in the first quarter of the comparable prior-year period was impacted by restructuring charges of $3.4 million related to the closure of our manufacturing facility in the first quarter of fiscal 2016, as discussed in more detail in Note 13 to the Notes to the Consolidated Financial Statements herein.
Selling, General and Administrative Expenses (SG&A)
For fiscal 2017, SG&A expenses increased $12.4 million, or 5.2%, to $249.2 million, from $236.8 million for fiscal 2016. As a percentage of net revenues, SG&A expenses were 51.3% and 47.1% for fiscal 2017 and fiscal 2016, respectively. The increase in SG&A expenses for fiscal 2017 was primarily due to $10.0 million in incremental store impairment charges and $7.1 million in new store expenses in fiscal 2017, partially offset by a $2.7 million reduction in incentive compensation due to Company performance. In addition, the first quarter of the prior-year period included $1.2 million in expense related to a retail store early termination agreement which did not recur in fiscal 2017. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items and fixed expenses being spread over lower comparable sales and deleveraging of store operating expenses as a result of lower comparable store sales.
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
Income Tax Expense. For fiscal 2017, we recorded income tax expense of $8.3 million at an effective tax rate of 29.5%, compared to 40.7% for fiscal 2016. The year-over-year decrease in the effective tax rate was primarily due to the release of approximately $1.6 million of certain income tax reserves as a result of the conclusion of an IRS audit. The prior-year period included $0.6 million of income tax reserves for uncertain tax positions related to research and development tax credits.
Net Income
For fiscal 2017, net income decreased $7.8 million, or 28.3%, to $19.8 million from $27.6 million in fiscal 2016. Fiscal 2017 included other charges (including store impairment charges) of $13.6 million ($8.6 million after the associated tax benefit), partially offset by a $1.6 million income tax benefit related to the release of certain income tax reserves. The comparable prior-year period included restructuring and other charges of $5.9 million ($3.6 million after the associated tax benefit), as described in Note 13 to the Notes to the Consolidated Financial Statements herein, and $2.8 million in store impairment charges ($1.8 million after the associated tax benefit). The prior-year period also included $0.6 million of income tax expense related to an increase in income tax reserves for uncertain federal and state tax positions.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through availability under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement during the fiscal year ended February 3, 2018, and there was no debt outstanding as of February 3, 2018. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, investments, and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, as well as share repurchases and debt payments, if any, for the foreseeable future.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of February 3, 2018, these investments in our portfolio consisted of commercial paper, a money market fund, and municipal securities.
Short-Term Investments. As of February 3, 2018, short-term investments consisted of a certificate of deposit, municipal securities, U.S. and non-U.S. corporate debt securities, and commercial paper with a maturity within one year of the balance sheet date. As of January 28, 2017, short-term investments consisted of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The certificate of deposit from fiscal 2017 matured during the first quarter of fiscal 2018.
Long-Term Investments. As of February 3, 2018, long-term investments consisted of municipal securities, U.S. and non-U.S. corporate debt securities, and U.S. treasury securities with a maturity greater than one year from the balance sheet date.
Refer to Note 14 to the Notes to the Consolidated Financial Statements herein for additional information regarding our investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net cash provided by operating activities	$42,642	$65,186	$43,270
Net cash used in investing activities	(51,604)	(50,770)	(26,322)
Net cash used in financing activities	(8,649)	(25,715)	(31,531)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities was $42.6 million during fiscal 2018, as compared to $65.2 million during fiscal 2017. The decrease in cash provided by operating activities was primarily a result of a decrease in net income of $12.8 million and a change in accounts payable which resulted in a use of cash of $18.2 million as compared to a source of cash of $9.0 million in the comparable prior-year period primarily as a result of a reduction in certain inventory categories along with timing of payments. These factors were partially offset by a change in income taxes which resulted in a use of cash of $0.9 million as compared to a use of cash of $12.0 million in the comparable prior-year period and a change in inventories that resulted in a source of cash of $14.4 million as compared to a source of cash of $11.3 million in the comparable prior-year period. The inventory change was primarily due to a reduction in certain inventory categories. The income tax change was primarily a result of the timing of an $11.5 million federal income tax payment in the prior-year period.
Net income included cash payments of approximately $7.6 million as a result of Vision 20/20 initiatives in the current-year period. Refer to Note 13 to the Notes to the Consolidated Financial Statements herein for additional information.
Net cash provided by operating activities was $65.2 million during fiscal 2017, as compared to $43.3 million during fiscal 2016. The increase in cash provided by operating activities was primarily a result of the timing of inventory receipts in fiscal 2017, which resulted in a source of cash for fiscal 2017 of $11.3 million, as compared to an inventory build in the comparable prior-year period for made-for-outlet product, which resulted in a use of cash of $15.2 million in the comparable prior-year period. In addition, accounts payable resulted in a source of cash for fiscal 2017 of $9.0 million, as compared to a use of cash of $8.7 million in the comparable prior-year period, primarily due to the timing of inventory payments. These sources of cash were partially offset by a change in income taxes which resulted in a use of cash of $12.0 million in fiscal 2017 as compared to a source of cash of $12.5 million in the comparable prior-year period. The income tax change was primarily a result of the timing of an $11.5 million federal income tax payment in fiscal 2017, as well as incremental payments as a result of increased income at certain points in time during fiscal 2017.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term investments, long-term investments, and capital expenditures for growth related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $51.6 million in fiscal 2018, compared to $50.8 million in fiscal 2017. There was a decrease of $9.0 million in spending for property, plant, and equipment in the current-year period primarily due to a $4.2 million reduction in information technology investment spending and the construction of seven retail stores and 20 store remodels in the current-year period as compared to the construction of ten retail stores and 14 store remodels in the comparable prior-year period. In addition, there was a net use of cash of $39.8 million as a result of investment activity in the current-year period compared to a use of cash of $30.0 million in the comparable prior-year period.
Net cash used in investing activities was $50.8 million in fiscal 2017, compared to $26.3 million in fiscal 2016. The increase in cash used in investing activities was due to a $30.0 million short-term investment in a certificate of deposit made in the first quarter of fiscal 2017, partially offset by a decrease in property, plant, and equipment spending compared to the prior-year period. The decrease in property, plant, and equipment spending was primarily a result of ten new stores opened in fiscal 2017 as compared to 26 stores in the comparable prior-year period, as well as spending for the campus consolidation in the prior-year period which did not recur in fiscal 2017, partially offset by an increase in information technology investments, including spending for our e-commerce platform upgrade.
Capital expenditures for fiscal 2019 are expected to be approximately $10.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $8.6 million in fiscal 2018 compared to $25.7 million in fiscal 2017. The decrease in cash used in financing activities was primarily due to $7.9 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in the current-year period compared to $25.0 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in the prior-year period.
Net cash used in financing activities was $25.7 million in fiscal 2017 compared to $31.5 million in fiscal 2016. The decrease in cash used in financing activities was primarily due to $25.0 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in fiscal 2017 compared to $30.9 million of cash purchases of our common stock under the 2015 and 2014 Share Repurchase Plans in the prior-year period.
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
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of February 3, 2018, the Company had no borrowings and availability of $125.0 million under the agreement.
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
On October 20, 2017, VBD entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. The Amendment modifies the ratio requirements of certain financial covenants in the Credit Agreement including the maximum leverage ratio and the minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement). The Amendment also modifies certain restrictive covenants including the acquisition of investments and the limit of investments in foreign subsidiaries. The Company was in compliance with these covenants as of February 3, 2018.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases. As of February 3, 2018, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period (4)
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases (1)	$203,577	$32,778	$62,561	$53,374	$54,864
Purchase obligations (2)	37,435	37,435	—	—	—
Deemed mandatory repatriation tax (3)	345	345	—	—	—
Total	$241,357	$70,558	$62,561	$53,374	$54,864

(1)
Our store leases are generally ten years with varying renewal options. Our future operating lease obligations would change if we were to extend these leases, terminate these leases early or if we were to enter into new operating leases. As part of our Vision 20/20 initiatives, we are forecasting to close up to an additional 45 full-line stores by fiscal 2021. These potential closures are not reflected in the table until an agreement with the landlord has been reached.

(2)	Purchase obligations consist primarily of inventory purchases.

(3)	The Company has elected to pay the U.S. federal tax on deemed mandatory repatriation, associated with the Tax Act, when its fiscal 2018 federal income tax return is filed in fiscal 2019.

(4)
Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at February 3, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.1 million of uncertain tax positions have been excluded from the contractual obligations table above.

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
We reserve for projected merchandise returns based on historical experience and other assumptions that we believe to be reasonable. In the Direct business, returns are refunded by issuing the same payment tender of the original purchase and in the Indirect business the customer is issued a credit to its account to apply to outstanding invoices. Merchandise exchanges of the same product at the same price are not considered merchandise returns. Product returns are often resalable through our annual outlet sale or other channels. Additionally, we reserve for customer allowances for certain Indirect retailers based upon various contract terms and other potential product credits granted to Indirect retailers. The balance of the reserve for returns, customer shipments not yet received, and retailer credits was $3.3 million and $6.2 million as of February 3, 2018, and January 28, 2017, respectively.
We sell gift cards with no expiration dates to customers and do not charge administrative fees on unused gift cards. Gift cards that we issue are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, we recognize revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based on historical redemption patterns. During each of the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, the Company recorded $0.3 million of revenue related to gift card breakage.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Appropriate consideration is given to obsolescence, excess quantities, and other factors, including the popularity of a pattern or product, in evaluating net realizable value. We record valuation adjustments to our inventories, which are reflected in cost of sales, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. This adjustment calculation requires us to make assumptions and estimates, which are based on factors such as merchandise seasonality, historical trends, and estimated sales and inventory levels, including sell-through of remaining units. In addition, as part of inventory adjustments, we provide for inventory shrinkage based on historical trends from our physical inventory counts. We perform physical inventory counts throughout the year and adjust the shrinkage provision accordingly.
The balance of inventory adjustments was $2.7 million and $2.6 million for these matters as of the fiscal years ended February 3, 2018, and January 28, 2017, respectively. The balance related primarily to certain collections being discontinued or currently discontinued by the Company and retired patterns. Inventory adjustments during fiscal 2018 primarily related to product categories being discontinued, partially offset by the sell-through of certain reserved inventory categories. We have the ability to move retired finished goods through a number of channels, including the annual outlet sale, our website and online outlet site, factory outlet stores, and through third-party liquidators as needed.

Income Taxes
Our effective tax rate is based on our pre-tax income, statutory tax rates, tax laws and regulations, and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. Taxing authorities periodically audit our income tax returns. We believe that our tax filing positions are reasonable and legally supportable. Taxing authorities, however, may take a contrary position. Our results of operations and effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevail in positions for which we have established reserves, or are required to pay amounts in excess of established reserves. The balance of the gross amount of unrecognized tax benefits (excluding interest and penalties) was $0.1 million, $0.9 million, and $3.1 million as of February 3, 2018, January 28, 2017, and January 30, 2016, respectively. A benefit of $0.5 million, a benefit of $1.9 million, and an expense of $0.1 million was recognized in income tax expense for these matters during the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that will allow for full expensing for qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income (“GILTI”), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As a result of the enactment of the Tax Act, we recorded $2.1 million in provisional income tax expense during the fourth quarter of fiscal 2018 based upon our understanding of the Tax Act and guidance as of the date of this filing. Any resulting changes to the provisional estimates and amounts not yet estimated will be recognized as an adjustment to tax expense in the reporting period that the amounts are determined. Refer to Note 5 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Tax Act.
Valuation of Long-lived Assets
Property, plant, and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $6.3 million, $12.7 million, and $2.8 million for the periods ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.
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

Item 8. Financial Statements and Supplementary Data
Vera Bradley, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Vera Bradley, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
April 3, 2018

We have served as the Company’s auditor since calendar 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Vera Bradley, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vera Bradley, Inc and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2018, of the Company and our report dated April 3, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
April 3, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vera Bradley, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for year in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 29, 2016

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	February 3, 2018	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$68,751	$86,375
Short-term investments	54,150	30,152
Accounts receivable, net	15,566	23,313
Inventories	87,838	102,283
Income taxes receivable	4,391	3,217
Prepaid expenses and other current assets	11,327	10,237
Total current assets	242,023	255,577
Property, plant, and equipment, net	86,463	101,577
Long-term investments	15,515	—
Deferred income taxes	5,385	13,539
Other assets	1,283	2,816
Total assets	$350,669	$373,509
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,503	$32,619
Accrued employment costs	13,616	12,474
Other accrued liabilities	12,343	16,906
Income taxes payable	812	508
Total current liabilities	40,274	62,507
Long-term liabilities	25,112	27,216
Total liabilities	65,386	89,723
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,102 and 40,927 shares issued and 35,459 and 36,218 outstanding, respectively	—	—
Additional paid-in capital	91,192	88,739
Retained earnings	270,783	263,767
Accumulated other comprehensive loss	(114)	(50)
Treasury stock	(76,578)	(68,670)
Total shareholders’ equity	285,283	283,786
Total liabilities and shareholders’ equity	$350,669	$373,509
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net revenues	$454,648	$485,937	$502,598
Cost of sales	200,639	209,891	221,409
Gross profit	254,009	276,046	281,189
Selling, general, and administrative expenses	239,810	249,155	236,836
Other income	782	1,329	2,369
Operating income	14,981	28,220	46,722
Interest (income) expense, net	(413)	178	263
Income before income taxes	15,394	28,042	46,459
Income tax expense	8,378	8,284	18,901
Net income	$7,016	$19,758	$27,558
Basic weighted-average shares outstanding	35,925	36,838	38,795
Diluted weighted-average shares outstanding	36,026	36,970	38,861

Basic net income per share	$0.20	$0.54	$0.71
Diluted net income per share	$0.19	$0.53	$0.71
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net income	$7,016	$19,758	$27,558
Unrealized loss on available for sale investments	(51)	—	—
Cumulative translation adjustment	(13)	(7)	(28)
Comprehensive income, net of tax	$6,952	$19,751	$27,530
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive Loss
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Equity
Balance at January 31, 2015	40,074,310	620,985	$80,992	$216,451	$(15)	$(12,957)	$284,471
Net income	—	—	—	27,558	—	—	27,558
Translation adjustments	—	—	—	—	(28)	—	(28)
Restricted shares vested, net of repurchase for taxes	108,228	—	(583)	—	—	—	(583)
Stock-based compensation	—	—	5,027	—	—	—	5,027
Treasury stock purchased	(2,481,367)	2,481,367	—	—	—	(31,190)	(31,190)
Balance at January 30, 2016	37,701,171	3,102,352	$85,436	$244,009	$(43)	$(44,147)	$285,255
Net income		—	—	19,758	—	—	19,758
Translation adjustments	—	—	—	—	(7)	—	(7)
Restricted shares vested, net of repurchase for taxes	123,002	—	(729)	—	—	—	(729)
Stock-based compensation	—	—	4,032	—	—	—	4,032
Treasury stock purchased	(1,606,102)	1,606,102	—	—	—	(24,523)	(24,523)
Balance at January 28, 2017	36,218,071	4,708,454	$88,739	$263,767	$(50)	$(68,670)	$283,786
Net income	—	—	—	7,016	—	—	7,016
Translation adjustments	—	—	—	—	(13)	—	(13)
Unrealized loss on available for sale investments	—	—	—	—	(51)	—	(51)
Restricted shares vested, net of repurchase for taxes	174,985	—	(618)	—	—	—	(618)
Stock-based compensation	—	—	3,071	—	—	—	3,071
Treasury stock purchased	(934,031)	934,031	—	—	—	(7,908)	(7,908)
Balance at February 3, 2018	35,459,025	5,642,485	$91,192	$270,783	$(114)	$(76,578)	$285,283
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cash flows from operating activities
Net income	$7,016	$19,758	$27,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	19,570	19,516	19,418
Impairment charges	6,298	12,706	2,755
Provision for doubtful accounts	425	439	515
Loss on disposal of property, plant, and equipment	15	14	141
Stock-based compensation	3,071	4,032	5,027
Deferred income taxes	8,154	(2,176)	(3,340)
Gain on short-term investment	—	(152)	—
Cash gain on investments	162	—	—
Other non-cash charges, net	88	—	—
Changes in assets and liabilities:
Accounts receivable	7,322	7,542	(435)
Inventories	14,445	11,307	(15,187)
Prepaid expenses and other assets	566	(798)	(2,571)
Accounts payable	(18,214)	9,001	(8,665)
Income taxes	(870)	(12,009)	12,508
Accrued and other liabilities	(5,406)	(3,994)	5,546
Net cash provided by operating activities	42,642	65,186	43,270
Cash flows from investing activities
Purchases of property, plant, and equipment	(11,822)	(20,778)	(26,322)
Purchases of investments	(85,530)	(30,000)	—
Proceeds from maturities and sales of investments	45,716	—	—
Proceeds from disposal of property, plant, and equipment	32	8	—
Net cash used in investing activities	(51,604)	(50,770)	(26,322)
Cash flows from financing activities
Tax withholdings for equity compensation	(618)	(729)	(583)
Repurchase of common stock	(7,908)	(24,959)	(30,870)
Payments of debt-issuance costs	(123)	—	—
Other financing activities, net	—	(27)	(78)
Net cash used in financing activities	(8,649)	(25,715)	(31,531)
Effect of exchange rate changes on cash and cash equivalents	(13)	(7)	(28)
Net decrease in cash and cash equivalents	(17,624)	(11,306)	(14,611)
Cash and cash equivalents, beginning of period	86,375	97,681	112,292
Cash and cash equivalents, end of period	$68,751	$86,375	$97,681
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net	$1,942	$24,824	$9,302
Cash paid for interest	$187	$248	$259
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid
As of February 3, 2018, January 28, 2017 and January 30, 2016	$—	$—	$436
As of January 28, 2017, January 30, 2016 and January 31, 2015	$—	$436	$116
Purchases of property, plant, and equipment incurred but not yet paid
As of February 3, 2018, January 28, 2017 and January 30, 2016	$1,183	$2,204	$2,872
As of January 28, 2017, January 30, 2016 and January 31, 2015	$2,204	$2,872	$2,172
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

1.	Description of the Company
Vera Bradley, Inc. (“Vera Bradley” or the “Company”) is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns, and brilliant colors inspire and connect women across the country.
Vera Bradley offers a multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States, verabradley.com, the Company’s online outlet site, direct-to-consumer eBay sales, and the Company’s annual outlet sale in Fort Wayne, Indiana. As of February 3, 2018, the Company operated 109 full-line stores and 51 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,400 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, and through licensing agreements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal year 2018, ending on February 3, 2018, reflected a 53-week period. Fiscal years 2017 and 2016, ending on January 28, 2017 and January 30, 2016, respectively, each reflected a 52-week period.

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
Investments
Short-term investments consist of investments with a maturity within one year of the balance sheet date. As of February 3, 2018, these investments consisted of a certificate of deposit, municipal securities, U.S. and non-U.S. corporate debt securities, and commercial paper. As of January 28, 2017, short-term investments consisted of a certificate of deposit with a maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. Long-term investments consist of investments with a maturity of greater than one year from the balance sheet date. As of February 3, 2018, these investments consisted of municipal securities, U.S. and non-U.S. corporate debt securities, and U.S. treasury securities. The Company did not have long-term investments as of January 28, 2017. The Company’s objective with respect to these investments is to earn a higher rate of return, relative to deposit accounts, on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk. Refer to Note 14 herein for additional information regarding the Company's investments.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Appropriate consideration is given to obsolescence, excess quantities, and other factors, including the popularity of a pattern or product, in evaluating net realizable value. The Company's inventory consists solely of finished goods.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Historical experience provides the Company the ability to reasonably estimate the amount of product sales that customers will return. Product returns are often resalable through the Company’s annual outlet sale or other channels. Additionally, the Company reserves for customer allowances for certain Indirect retailers based upon various contract terms and other potential product credits granted to Indirect retailers. The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken / Written Off	Balance at End of Year
Fiscal year ended February 3, 2018	$5,360	$23,504	$(26,169)	$2,695
Fiscal year ended January 28, 2017	2,317	32,905	(29,862)	5,360
Fiscal year ended January 30, 2016	2,173	25,707	(25,563)	2,317
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.9 million and $0.6 million as of February 3, 2018, and January 28, 2017, respectively.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based on historical redemption patterns. The Company recorded $0.3 million of revenue related to gift card breakage during each of the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016. Gift card breakage is included in net revenues in the Consolidated Statements of Income, as well as Direct segment net revenues.
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
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of February 3, 2018 and January 28, 2017, deferred rent liability was $12.9 million and $12.7 million, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets.
The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of February 3, 2018 and January 28, 2017, the deferred lease credit liability was $14.6 million and $15.8 million, respectively. Of this, $2.4 million is included within other accrued liabilities as of February 3, 2018 and January 28, 2017 and $12.2 million and $13.4 million is included within long-term liabilities on the Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017, respectively.
Store Pre-Opening, Occupancy, and Operating Costs
The Company charges costs associated with the opening of new stores to selling, general, and administrative expenses as incurred. Selling, general, and administrative expenses also include store operating costs, store employee compensation, and store occupancy and supply costs.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
Total advertising expense was as follows (in thousands):

Fiscal year ended February 3, 2018	$26,953
Fiscal year ended January 28, 2017	32,222
Fiscal year ended January 30, 2016	33,392
Total recovery from Indirect retailers was as follows (in thousands):

Fiscal year ended February 3, 2018	$367
Fiscal year ended January 28, 2017	1,000
Fiscal year ended January 30, 2016	2,180
Debt-Issuance Costs
Unamortized debt-issuance costs totaled $0.5 million as of February 3, 2018, and $0.6 million as of January 28, 2017, and are included in other assets on the Consolidated Balance Sheets. Fiscal 2018 included $0.1 million of additional debt-issuance costs for Amendment No. 2 to the second amended and restated credit agreement which is being amortized over the remaining term of the agreement. Refer to Note 4 herein for additional information. Amortization expense of $0.2 million is included in interest expense in the Consolidated Statements of Income for each of the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016.
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of February 3, 2018 and January 28, 2017, approximated their fair values.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The following table details the fair value measurements of the Company's investments as of February 3, 2018 and January 28, 2017 (in thousands):

	Level 1		Level 2		Level 3
	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017
Cash equivalents (1)	$1,889	$—	$4,058	$—	$—	$—
Short-term investments:
Certificate of deposit	—	—	25,032	30,152	—	—
Municipal securities	—	—	12,942	—	—	—
U.S. corporate debt securities	—	—	8,727	—	—	—
Non-U.S. corporate debt securities	—	—	6,451	—	—	—
Commercial paper	—	—	998	—	—	—
Long-term investments:
Municipal securities	—	—	5,098	—	—	—
U.S. corporate debt securities	—	—	4,543	—	—	—
U.S. treasury securities	3,099	—	—	—	—	—
Non-U.S. corporate debt securities	—	—	2,775	—	—	—

(1) Cash equivalents include commercial paper, a money market fund, and municipal securities that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.

The Company has certain assets that are measured on a non-recurring basis under circumstances and events described in Note 3 herein. The categorization of the framework to price these assets are within Level 3 due to the subjective nature of unobservable inputs.
Income Taxes
The Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment. As such, the Company recognized additional income tax expense of $2.1 million during fiscal 2018 upon the enactment of the Tax Cuts and Jobs Act. Refer to Note 5 herein for additional information.
The Company establishes liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.
Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard allows for either a full retrospective or a modified retrospective transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is February 4, 2018 (the beginning of the Company's fiscal 2019). Earlier application is permitted as of the original effective date, annual reporting periods beginning after December 2016, including interim periods within that reporting period.
The Company has completed its assessment regarding the impact of the adoption of the standard on its consolidated financial statements and determined that the standard will impact the Company's adjustments to revenue for shipments not yet received, recognition of revenue for unredeemed gift cards, and recognition of licensing revenue.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The Company will no longer adjust revenue for shipments not yet received at each reporting period as it will recognize revenue as control is passed to the customer. It was determined that control is passed to the customer upon shipment, consistent with when legal title is passed. This will accelerate the recognition of revenue at each reporting period compared to the Company's historical practice.
Revenue for unredeemed gift cards will be estimated and recognized based on the historical patterns of gift card redemption. Historically, the Company recognized revenue for gift card breakage when the likelihood of the customer exercising their remaining rights became remote. This will accelerate the recognition of gift card breakage revenue at each reporting period compared to the Company's historical practice.
Revenue associated with contractually guaranteed minimum royalties in sales-based royalty arrangements will be recognized straight-line over the remaining license period once determined that the minimum sales level will not be achieved. Historically, the Company recognized any excess of the guaranteed minimum royalty over the actual royalties earned at the end of the license period.
The Company will adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method with a cumulative adjustment to beginning retained earnings. The Company expects this cumulative adjustment and the future impact to the Company's Consolidated Balance Sheets and Consolidated Statements of Income to be immaterial.
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

3.	Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Land and land improvements	$5,981	$5,981
Building and building improvements	46,233	46,233
Furniture, fixtures, leasehold improvements, computer equipment and software	108,351	127,791
Equipment and vehicles	20,264	20,329
Construction in progress	903	7,885
	181,732	208,219
Less: Accumulated depreciation and amortization	(95,269)	(106,642)
Property, plant, and equipment, net	$86,463	$101,577
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2. Impairment charges of $6.3 million, $12.7 million, and $2.8 million were recognized, using level 3 inputs, in the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively, for assets related to underperforming stores and are included in selling, general, and administrative expenses in the Consolidated Statements of Income and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges (in thousands):

Fiscal year ended February 3, 2018	$19,570
Fiscal year ended January 28, 2017	19,516
Fiscal year ended January 30, 2016	19,418

4.	Debt
As of February 3, 2018 and January 28, 2017, the Company had no borrowings outstanding and availability of $125.0 million under the amended and restated credit agreement.
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
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement, and foreclose on all collateral.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

5.	Income Taxes
The components of income tax expense were as follows (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016
Current:
Federal	$488	$8,810	$19,823
Foreign	364	526	18
State	(628)	1,124	2,400
	224	10,460	22,241
Deferred:
Federal	7,476	(1,623)	(2,813)
State	678	(553)	(527)
	8,154	(2,176)	(3,340)
Total income tax expense	$8,378	$8,284	$18,901
A breakdown of the Company’s income before income taxes is as follows (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016
Domestic	$13,666	$24,891	$46,386
Foreign	1,728	3,151	73
Total income before income taxes	$15,394	$28,042	$46,459

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows (in thousands):

	February 3, 2018		January 28, 2017		January 30, 2016
Federal taxes at statutory rate	$5,067	32.9%	$9,815	35.0%	$16,261	35.0%
State and local income taxes, net of federal benefit	665	4.3	371	1.3	1,217	2.6
Impact of foreign rate differential	(247)	(1.6)	(413)	(1.5)	—	—
Change in uncertain tax positions	(632)	(4.1)	(1,426)	(5.1)	—	—
Change in U.S. tax rate	2,026	13.2	—	—	—	—
Deemed mandatory repatriation	345	2.2	—	—	—	—
Shortfall from stock-based compensation	1,111	7.2	17	0.1	501	1.1
Other	43	0.3	(80)	(0.3)	922	2.0
Total income tax expense	$8,378	54.4%	$8,284	29.5%	$18,901	40.7%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that will allow for full expensing for qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income ("GILTI"), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Section 15 of the Internal Revenue Code stipulates that the Company's fiscal year ended February 3, 2018, has a blended federal statutory tax rate of approximately 32.9%, which is based on the applicable tax rates before and after the effectiveness of the Tax Act and the number of days in the year.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The Company recorded $2.1 million in provisional income tax expense during the fourth quarter of fiscal 2018 based upon its understanding of the Tax Act and guidance as of the date of this filing. Of the $2.1 million, $2.0 million was related to the remeasurement of net deferred tax assets at rates which they are expected to reverse in the future and $0.3 million was related to the one-time transition tax on mandatory deemed repatriation of foreign earnings, which were partially offset by a $0.2 million income tax benefit related to the blended federal statutory rate. The Tax Act established a new minimum tax on global intangible low-taxed income and the Company is currently analyzing the provision and as a result cannot reasonably estimate an impact.

The ultimate impact of the Tax Act may differ from the provisional income tax expense recognized in the consolidated financial statements during the fourth quarter of fiscal 2018. These provisional amounts may differ due to, among other things, additional analysis, changes in interpretations and assumptions that the Company has made, additional regulatory guidance issued, and any additional actions the Company may take as a result of the Tax Act. The accounting for the Tax Act is expected to be complete when the fiscal 2018 federal income tax return is filed in fiscal 2019. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Consistent with this guidance, any resulting changes to the provisional estimates and amounts not yet estimated will be recognized as an adjustment to tax expense in the reporting period that the amounts are determined.

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets:
Compensation and benefits	$992	$5,420
Inventories	1,576	2,718
Deferred credits from landlords	7,305	11,722
Other	2,156	4,913
Total deferred tax assets	12,029	24,773
Deferred tax liabilities:
Property, plant, and equipment	(4,386)	(8,505)
Other	(2,258)	(2,729)
Total deferred tax liabilities	(6,644)	(11,234)
Net deferred tax assets	$5,385	$13,539

As of February 3, 2018, the Company remeasured the net deferred tax assets at the applicable tax rate of 21% in accordance with the Tax Act. The Company recorded a provisional net adjustment to deferred income tax expense of $2.0 million for the fiscal year ended February 3, 2018, for certain deferred tax assets and deferred tax liabilities. The final impact may differ from the Company's reasonable estimate due to, among other things, additional analyses, changes in interpretations and assumptions that were made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the Tax Act.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016
Beginning balance	$877	$3,099	$3,018
Net increases in unrecognized tax benefits as a result of current year activity	—	15	81
Net increases in unrecognized tax benefits as a result of prior year activity	210	—	—
Reductions for tax positions of prior years	(877)	(1,695)	—
Settlements	—	(214)	—
Lapse of statute of limitations	(106)	(328)	—
Ending balance	$104	$877	$3,099
As of February 3, 2018, $0.1 million of total unrecognized tax benefits, net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently not expected to decrease by a significant amount in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016. Unrecognized tax benefits are included within long-term liabilities in the Company's Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2015 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2014 through the current fiscal year.

6.	Leases
The Company is party to non-cancellable operating leases. Future minimum lease payments under the non-cancellable operating leases through expiration are as follows (in thousands and by fiscal year):

Fiscal Year	Amount
2019	$32,778
2020	31,684
2021	30,877
2022	28,522
2023	24,852
Thereafter	54,864
$203,577
Rental expense for all leases was as follows (in thousands):

Fiscal year ended February 3, 2018	$35,663
Fiscal year ended January 28, 2017	33,925
Fiscal year ended January 30, 2016	32,456
Lease terms generally range from three to ten years, generally ten years in the case of the Company's retail stores, with options to renew for varying terms. Future minimum lease payments relate primarily to the lease of retail space. Additionally, several lease agreements contain a provision for payments based on a percentage of sales in addition to the

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

stated lease payments. Percentage rent expense was $3.1 million, $2.8 million, and $2.4 million for fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.

7.	Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $3.1 million, $4.0 million, and $5.0 million in the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.
Awards of Restricted-Stock Units
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards. As of February 3, 2018, there were 4,787,501 of shares remaining in that program.
During the fiscal year ended February 3, 2018, the Company granted a total of 507,423 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2010 Equity and Incentive Plan with an aggregate fair value of $4.7 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
The majority of time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Restricted stock unit awards issued to non-employee directors vest after a one-year period from the grant date. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over the vesting period.
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
The following table summarizes information about restricted-stock units as of and for the year ended February 3, 2018 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2017	487	$18.04	375	$19.10
Granted	295	9.31	212	9.31
Vested	(245)	18.08	—	—
Forfeited	(136)	13.71	(224)	18.35
Nonvested units outstanding at February 3, 2018	401	$12.38	363	$13.83

As of February 3, 2018, there was $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.3 years, subject to meeting performance conditions. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2018 was $2.1 million.

8.	Commitments and Contingencies
Payment Card Incident
Description of Event
On September 15, 2016, the Company received information from law enforcement regarding a potential data security issue related to its retail store network. Findings from the investigation showed unauthorized access to the Company's payment

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

processing system and the installation of a program that looked for payment card data. The program was specifically designed to find track data in the magnetic stripe of a payment card that may contain the card number, cardholder name, expiration date, and internal verification code as the data was being routed through the affected payment system. There is no indication that other customer information was at risk. Payment cards used at Vera Bradley store locations between July 25, 2016 and September 23, 2016 may have been affected. Not all cards used in stores during this time frame were affected. Cards used on verabradley.com were not affected.
The Company has resolved this incident and continues to work with a computer security firm to further strengthen the security of its systems to help prevent events of this nature from happening in the future. The Company continues to support law enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards. Claims have been received by some, not all, of the payment card networks for this incident which is expected to be covered by the Company's insurance, as described below.
Expenses Incurred and Amounts Accrued
During the fiscal years ended February 3, 2018 and January 28, 2017, the Company recorded an immaterial amount of expense relating to the Payment Card Incident. Expenses included remediation activities during fiscal 2018 and costs to investigate the Payment Card Incident and obtain legal and other professional services during fiscal 2017. There was no incremental expense associated with the claims received in fiscal 2018 as they are expected to be reimbursable and probable of recovery under the Company's insurance coverage. The insurance deductible was accrued during fiscal 2017.
Future Costs
Additional payment card companies and associations may require the Company to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against the Company. At this time, the Company cannot reasonably estimate the potential loss or range of loss related to the additional fines or penalties that may be assessed, if any. The Payment Card Incident, including customer response and any possible third party claims or additional assessments from payment card companies, could materially adversely affect the Company's financial condition and operating results. However, the Company expects its insurance coverage will offset most of the expenses for the investigation and other legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any additional, imposed by payment card companies as discussed above.
Insurance Coverage
The Company maintains $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Other Commitments and Contingencies
The Company is also subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal claims, employee benefits, environmental, and other matters. Management believes that at this time it is not probable that any of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. However, the outcomes of legal proceedings and claims brought against the Company are subject to uncertainty and future developments could cause these actions or claims, individually or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

9.	401(k) Profit Sharing Plan and Trust
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of February 3, 2018, January 28, 2017, and January 30, 2016, no discretionary profit sharing payments had been approved. The Company recognizes 401(k) Company contributions within cost of sales, as the related revenues are recognized, for employees related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other employees. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended February 3, 2018	$1,533
Fiscal year ended January 28, 2017	1,624
Fiscal year ended January 30, 2016	1,965

10.	Related-Party Transactions
During each of the fiscal years ended February 3, 2018 and January 28, 2017, the Company made charitable contributions of approximately $0.1 million to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). The Company did not make charitable contributions during the fiscal year ended January 30, 2016. The Foundation was founded by two of the Company’s directors, who are also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.4 million as of February 3, 2018 and January 28, 2017. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended February 3, 2018	$140
Fiscal year ended January 28, 2017	53
Fiscal year ended January 30, 2016	—

11.	Earnings Per Share
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

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Numerator:
Net income	$7,016	$19,758	$27,558
Denominator:
Weighted-average number of common shares (basic)	35,925	36,838	38,795
Dilutive effect of stock-based awards	101	132	66
Weighted-average number of common shares (diluted)	36,026	36,970	38,861
Earnings per share:
Basic	$0.20	$0.54	$0.71
Diluted	$0.19	$0.53	$0.71

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

As of February 3, 2018, January 28, 2017, and January 30, 2016, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. The diluted share calculations include performance-based restricted stock units for completed performance periods.

12.	Common Stock
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. On November 30, 2017, the board of directors authorized the Company to extend the 2015 Share Repurchase Plan to December 31, 2018. The prior share repurchase program (the “2014 Share Repurchase Program”) was approved by the board of directors on September 9, 2014, and authorized share repurchases up to $40.0 million. The 2014 Share Repurchase Program was completed in fiscal 2016.
During the fiscal year ended February 3, 2018, the Company purchased and held 934,031 shares at an average price of $8.47 per share, excluding commissions, for an aggregate amount of $7.9 million, under the 2015 Share Repurchase Program.
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
As of February 3, 2018, there was $13.4 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of February 3, 2018, the Company held as treasury shares 5,642,485 shares of its common stock at an average price of $13.57 per share, excluding commissions, for an aggregate carrying amount of $76.6 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

13.	Vision 20/20 Restructuring and Other Charges
Fifty-Three Weeks Ended February 3, 2018
Vision 20/20 Initiatives and Charges. During fiscal 2018, the Company launched its Vision 20/20 strategic plan, which involves a more aggressive approach to turn around its business over the next three years. The plan is primarily focused on product and pricing initiatives, as well as selling, general, and administrative expense reduction initiatives. The product and pricing initiatives include restoring the Company's full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in its full-line stores, streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs from its assortment, and introducing tighter guardrails around new product categories, patterns, and pricing. The Company expects to reduce selling, general, and administrative expenses by right-sizing the corporate infrastructure to better align with the size of the business, lowering marketing spending by focusing on efficiencies, and taking a more aggressive stance on closing underperforming full-line stores. The implementation of the plan began in the third quarter of fiscal 2018, but the majority of the product and pricing initiatives will not be completed until fiscal 2019. There were no charges relating to Vision 20/20 during fiscal 2017 or fiscal 2016.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The Company has incurred the following Vision 20/20-related charges during the fiscal year ended February 3, 2018 (in thousands):

	Fiscal 2018
	Statements of Income Line Item		Total Expense		Reportable Segment		Unallocated Corporate Expenses
	SG&A	Cost of Sales			Direct	Indirect
Asset impairment charges (1)	$6,298	$—	$6,298		$6,298	$—	$—
Strategic consulting charges (2)	4,649	—	4,649		—	—	4,649
Severance charges	3,867	199	4,066		826	1,184	2,056
Inventory-related charges (3)	—	935	935		—	935	—
Other charges (4)	751	—	751		466	230	55
Total	$15,565	$1,134	$16,699	(5)	$7,590	$2,349	$6,760
(1) Refer to Note 3 herein for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge ($399 recognized within the Direct segment) and accelerated depreciation charges and other charges ($67 recognized within the Direct segment, $230 recognized within the Indirect segment, and $55 recognized within corporate unallocated expenses)

(5) After the associated tax benefit, the charges totaled $10.6 million
A summary of charges and related liabilities associated with the Vision 20/20 initiatives are as follows (in thousands):

	Asset Impairment Charges	Strategic Consulting Charges	Severance Charges	Inventory-Related Charges	Other Charges	Total
Fiscal 2018 charges	$6,298	$4,649	$4,066	$935	$751	$16,699
Cash payments	—	(4,649)	(2,508)	—	(411)	(7,568)
Non-cash charges	(6,298)	—	—	(935)	(340)	(7,573)
Liability as of February 3, 2018 (1)	$—	$—	$1,558	$—	$—	$1,558
(1) The remaining liability associated with severance charges is included within accrued employment costs in the Consolidated Balance Sheets
Other Charges. Other charges recognized in selling, general, and administrative expenses during fiscal 2018, before the implementation of Vision 20/20, totaled $2.8 million (1.7 million after the associated tax benefit). These pre-tax charges consisted of $2.5 million in severance charges (recognized within corporate unallocated expenses) and $0.3 million for a net lease termination charge (recognized within the Direct segment). There were no remaining liabilities associated with these charges as of February 3, 2018.
Other charges recognized in tax expense during fiscal 2018 totaled $2.1 million related to the Tax Cuts and Jobs Act further described in Note 5 herein.
Fifty-Two Weeks Ended January 28, 2017
Other charges recognized in selling, general, and administrative expenses during fiscal 2017 totaled $13.6 million ($8.6 million after the associated tax benefit) and consisted of store impairment charges of $12.7 million (recognized within the Direct segment) and a severance charge of $0.9 million (recognized within corporate unallocated expenses). Refer to Note 3 herein for additional details regarding the store impairment charges. Fiscal 2017 also included a $1.6 million tax benefit (reflected in income tax expense) related to the release of certain income tax reserves.
Fifty-Two Weeks Ended January 30, 2016
In the first quarter of fiscal 2016, the Company closed its manufacturing facility located in New Haven, Indiana. The Company incurred restructuring and other charges during the first quarter of fiscal 2016 of approximately $3.4 million ($2.1 million after the associated tax benefit), related to the facility closing. These pre-tax charges included:

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

•	Severance and benefit costs of approximately $1.7 million;

•	Lease termination costs of approximately $0.7 million;

•	Inventory-related charges of approximately $0.6 million; and

•	Other associated net costs, which include accelerated depreciation related to fixed assets, of approximately $0.4 million.
These charges are reflected in cost of sales in the Company's Consolidated Financial Statements ($2.3 million was recognized within the Direct segment and $1.1 million was recognized within the Indirect segment). All production from the facility was absorbed by the Company’s third-party manufacturing suppliers.
Additional charges, incurred in the first quarter of fiscal 2016, totaled approximately $5.3 million ($3.3 million after the associated tax benefit). These pre-tax charges included:

•	$2.8 million for store impairment charges (recognized within the Direct segment; refer to Note 3 herein for additional details);

•	$1.3 million for a severance charge (recognized within corporate unallocated expenses); and

•	$1.2 million due to a retail store early lease termination agreement (recognized within the Direct segment).
The first quarter of fiscal 2016 also included a $0.6 million tax expense (reflected in income tax expense) related to an increase in income tax reserves for uncertain federal and state tax positions related to research and development tax credits.

14.	Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of February 3, 2018, these investments in the Company's portfolio consisted of commercial paper, a money market fund, and municipal securities.
Short-Term Investments
As of February 3, 2018, short-term investments consisted of a certificate of deposit, municipal securities, U.S. and non-U.S. corporate debt securities, and commercial paper with a maturity within one year of the balance sheet date. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest (income) expense, net, in the Company's Consolidated Statements of Income. As of January 28, 2017, short-term investments consisted of a certificate of deposit with an original maturity of one year and a one-time option to accelerate maturity to 31 days without penalty. The certificate of deposit matured during the first quarter of fiscal 2018. Interest income from the certificate of deposit is included in interest (income) expense, net, in the Company's Consolidated Statements of Income.
The Company held $54.2 million and $30.2 million in short-term investments as of February 3, 2018 and January 28, 2017, respectively. The following table summarizes the Company's short-term investments (in thousands):

	February 3, 2018	January 28, 2017
Certificate of deposit	$25,032	$30,152
Municipal securities	12,942	—
U.S. corporate debt securities	8,727	—
Non-U.S. corporate debt securities	6,451	—
Commercial paper	998	—
Total short-term investments	$54,150	$30,152

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Long-Term Investments
As of February 3, 2018, long-term investments consisted of municipal securities, U.S. and non-U.S. corporate debt securities, and U.S. treasury securities with a maturity greater than one year from the balance sheet date. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest (income) expense, net, in the Company's Condensed Consolidated Statements of Income.
The Company held $15.5 million in long-term investments as of February 3, 2018. The Company did not have long-term investments as of January 28, 2017. The following table summarizes the Company's long-term investments (in thousands):

	February 3, 2018	January 28, 2017
Municipal securities	$5,098	$—
U.S. corporate debt securities	4,543	—
U.S. treasury securities	3,099	—
Non-U.S. corporate debt securities	2,775	—
Total long-term investments	$15,515	$—
There were no material gross unrealized gains or losses on available-for-sale securities as of February 3, 2018 and January 28, 2017.

15.	Segment Reporting
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
The Direct segment includes the Company’s full-line and factory outlet stores, the Company’s website, verabradley.com, the Company’s online outlet site, direct-to-consumer eBay sales, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers.
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,400 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, and licensing agreements. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2018, 2017, and 2016.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Segment net revenues:
Direct	$351,786	$355,175	$351,286
Indirect	102,862	130,762	151,312
Total	$454,648	$485,937	$502,598
Segment operating income:
Direct	$60,979	$62,577	$74,114
Indirect	34,763	50,955	60,409
Total	$95,742	$113,532	$134,523
Reconciliation:
Segment operating income	$95,742	$113,532	$134,523
Less:
Unallocated corporate expenses	(80,761)	(85,312)	(87,801)
Operating income	$14,981	$28,220	$46,722
Sales outside of the United States were immaterial for all periods presented.
Revenues to external customers for Vera Bradley brand products are attributable to sales of bags, travel, accessories, and home items. Other revenues to external customers primarily include revenues from our apparel/footwear, stationery, freight, licensing, merchandising, and gift card breakage.
Net revenues by product categories are as follows (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net revenues:
Bags	$184,773	$207,765	$215,835
Travel	118,655	119,082	125,279
Accessories	100,246	106,223	112,066
Home	30,819	27,574	22,729
Other	20,155	25,293	26,689
Total	$454,648	$485,937	$502,598
As of February 3, 2018 and January 28, 2017, substantially all of the Company’s long-lived assets were located in the United States.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

16.	Quarterly Financial Information (Unaudited)
The table below sets forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). The fourth quarter of fiscal 2018 was fourteen weeks in duration. Each of the other quarters presented was thirteen weeks in duration.

	Fiscal Year Ended February 3, 2018
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)(5)(6)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$96,135	$112,418	$114,095	$132,000
Gross profit	52,700	63,293	63,829	74,187
Operating (loss) income	(4,804)	3,709	462	15,614
Net (loss) income	(4,049)	2,193	359	8,513
Basic net (loss) income per share	(0.11)	0.06	0.01	0.24
Diluted net (loss) income per share	(0.11)	0.06	0.01	0.24

(1)	Includes $1.3 million ($0.8 million after the associated tax benefit) for severance charges. Refer to Note 13 herein for additional information.

(2)
Includes charges of $2.3 million for strategic consulting related to Vision 20/20, $1.2 million for severance, and $0.3 million for lease termination ($2.4 million collectively after the associated tax benefit). Refer to Note 13 herein for additional information.

(3)
Includes Vision 20/20-related charges of $5.9 million for store impairment, $2.9 million for severance, $2.3 million for strategic consulting, $0.9 million for inventory adjustments, and $0.6 million for other Vision 20/20. Collectively, after the associated tax benefit, the charges were $7.9 million. Refer to Note 3 and Note 13 herein for additional information.

(4)
Includes Vision 20/20-related charges of $1.2 million for severance, $0.4 million for store impairment, and $0.2 million for other Vision 20/20 ($1.2 million collectively after the associated tax benefit). Refer to Note 3 and Note 13 herein for additional information.

(5)	Includes a $2.1 million net tax charge related to the enactment of the Tax Act. Refer to Note 5 herein for additional information.

(6)	Includes an extra week which contributed approximately $4.1 million in net revenues and added an estimated $0.01 to diluted net income per share.

	Fiscal Year Ended January 28, 2017
	First Quarter	Second Quarter (1)	Third Quarter (2)(3)	Fourth Quarter (4)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$105,181	$119,245	$126,662	$134,849
Gross profit	59,656	68,388	72,913	75,089
Operating income	3,857	8,303	11,402	4,658
Net income	2,418	5,109	8,780	3,451
Basic net income per share	0.06	0.14	0.24	0.10
Diluted net income per share	0.06	0.14	0.24	0.09

(1)
Includes charges of $1.6 million for store impairment and $0.9 million for severance ($1.6 million collectively after the associated tax benefit). Refer to Note 3 herein for additional information regarding store impairments.

(2)	Includes $0.6 million for store impairment charges ($0.4 million after the associated tax benefit). Refer to Note 3 herein for additional information.

(3)	Includes a $1.6 million income tax benefit for the release of certain income tax reserves.

(4)	Includes $10.5 million for store impairment charges ($6.6 million after the associated tax benefit). Refer to Note 3 herein for additional information.

Information in any one Quarterly period should not be considered indicative of annual results due to the effect of seasonality of the business.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Robert Wallstrom, the Chief Executive Officer of the Company, and John Enwright, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of February 3, 2018.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of February 3, 2018.
The effectiveness of the Company’s internal control over financial reporting as of February 3, 2018, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. of this Annual Report on Form 10-K.
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

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2018 Annual Meeting of Shareholders under the headings “Board of Directors Information,” “Family Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines, Committee Charters and Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2018 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2018 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of February 3, 2018:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	1,288,500	—	4,787,501
Equity compensation plans not approved by security holders	—	—	—
Total	1,288,500	—	4,787,501

(1)	Approved before our initial public offering.

(2)	Assumes that target performance requirements will be achieved for performance shares with incomplete performance periods.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2018 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

Item 16.        Form 10-K Summary
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2018.

Vera Bradley, Inc.

/s/ John Enwright
John Enwright
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Enwright and Robert Wallstrom, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 3, 2018.

Signature	Title

/s/ Robert Wallstrom	Director and Chief Executive Officer (principal executive officer)
Robert Wallstrom

/s/ John Enwright	Chief Financial Officer (principal accounting officer)
John Enwright

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Richard Baum	Director
Richard Baum

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Mary Lou Kelley	Director
Mary Lou Kelley

/s/ John E. Kyees	Director
John E. Kyees

Signature	Title

/s/ Matthew McEvoy	Director
Matthew McEvoy

/s/ P. Michael Miller	Director
P. Michael Miller

/s/ Patricia R. Miller	Director
Patricia R. Miller

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Edward M. Schmults	Director
Edward M. Schmults

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.4	Vera Bradley, Inc. 2014 Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.5	Fiscal 2016 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 2015)

10.6
Second Amended and Restated Credit Agreement dated as of July 15, 2015 among Vera Bradley Designs, Inc., JPMorgan Chase Bank, National Association, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 1, 2015)

10.7	Fiscal 2017 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2016)

10.8	Employment Agreement for Robert Wallstrom dated November 11, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 5, 2013)

10.9	Second Amendment of Employment Agreement for Robert Wallstrom dated June 17, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 22, 2016)

10.10	Fiscal 2018 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

10.11	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

10.12*
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of February 1, 2016, among Vera Bradley Designs, Inc., JPMorgan Chase Bank, National Association, and the lenders party thereto

10.13
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of October 20, 2017, among Vera Bradley Designs, Inc., JPMorgan Chase Bank, National Association, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2017)

10.14*	Form of Restricted Stock Unit/Performance Unit Terms and Conditions

Exhibit No.	Description

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Vera Bradley, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016; (ii) Consolidated Balance Sheets as of February 3, 2018, and January 28, 2017; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016; and (v) related notes. **

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