Form 10-Q
period 2018-05-05
Vera Bradley, Inc.
filed 2018-06-13
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 5, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 35,636,983 shares of its common stock outstanding as of June 6, 2018.

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
For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 5, 2018	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$61,403	$68,751
Short-term investments	59,892	54,150
Accounts receivable, net	17,523	15,566
Inventories	86,188	87,838
Income taxes receivable	4,575	4,391
Prepaid expenses and other current assets	10,895	11,327
Total current assets	240,476	242,023
Property, plant, and equipment, net	86,411	86,463
Long-term investments	10,992	15,515
Deferred income taxes	5,437	5,385
Other assets	1,183	1,283
Total assets	$344,499	$350,669
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,373	$13,503
Accrued employment costs	6,181	13,616
Other accrued liabilities	13,850	12,343
Income taxes payable	906	812
Total current liabilities	34,310	40,274
Long-term liabilities	25,494	25,112
Total liabilities	59,804	65,386
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,279 and 41,102 shares issued and 35,636 and 35,459 shares outstanding, respectively	—	—
Additional paid-in-capital	91,569	91,192
Retained earnings	269,867	270,783
Accumulated other comprehensive loss	(163)	(114)
Treasury stock	(76,578)	(76,578)
Total shareholders’ equity	284,695	285,283
Total liabilities and shareholders’ equity	$344,499	$350,669
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net revenues	$86,591	$96,135
Cost of sales	37,975	43,435
Gross profit	48,616	52,700
Selling, general, and administrative expenses	50,705	57,771
Other income	177	267
Operating loss	(1,912)	(4,804)
Interest income, net	(243)	(39)
Loss before income taxes	(1,669)	(4,765)
Income tax benefit	(299)	(716)
Net loss	$(1,370)	$(4,049)

Basic weighted-average shares outstanding	35,532	36,235
Diluted weighted-average shares outstanding	35,532	36,235

Basic net loss per share	$(0.04)	$(0.11)
Diluted net loss per share	$(0.04)	$(0.11)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net loss	$(1,370)	$(4,049)
Unrealized (loss) gain on available-for-sale investments	(45)	13
Cumulative translation adjustment	(4)	(6)
Comprehensive loss, net of tax	$(1,419)	$(4,042)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities
Net loss	$(1,370)	$(4,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	4,156	4,948
Provision for doubtful accounts	120	162
Stock-based compensation	899	1,278
Deferred income taxes	(210)	867
Cash gain on investments	—	152
Other non-cash charges (gain), net	35	(19)
Changes in assets and liabilities:
Accounts receivable	(1,417)	458
Inventories	1,399	(3,138)
Prepaid expenses and other assets	532	(748)
Accounts payable	(123)	(6,040)
Income taxes	(90)	(2,332)
Accrued and other liabilities	(5,777)	(1,476)
Net cash used in operating activities	(1,846)	(9,937)
Cash flows from investing activities
Purchases of property, plant, and equipment	(3,677)	(3,362)
Purchases of investments	(5,804)	(26,975)
Proceeds from maturities and sales of investments	4,505	30,000
Net cash used in investing activities	(4,976)	(337)
Cash flows from financing activities
Tax withholdings for equity compensation	(522)	(579)
Repurchase of common stock	—	(1,116)
Net cash used in financing activities	(522)	(1,695)
Effect of exchange rate changes on cash and cash equivalents	(4)	(6)
Net decrease in cash and cash equivalents	(7,348)	(11,975)
Cash and cash equivalents, beginning of period	68,751	86,375
Cash and cash equivalents, end of period	$61,403	$74,400
Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(10)	$522
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of May 5, 2018 and April 29, 2017	$—	$83
Expenditures incurred but not yet paid as of February 3, 2018 and January 28, 2017	$—	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of May 5, 2018 and April 29, 2017	$1,610	$2,780
Expenditures incurred but not yet paid as of February 3, 2018 and January 28, 2017	$1,183	$2,204
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States; verabradley.com; the Company’s online outlet site; direct-to-consumer eBay sales; and the Company’s annual outlet sale in Fort Wayne, Indiana. As of May 5, 2018, the Company operated 105 full-line stores and 55 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,400 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 5, 2018, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 5, 2018 and April 29, 2017, refer to the thirteen-week periods ended on those dates.
Revenue Recognition and Accounts Receivable
Included in net revenues are Vera Bradley product sales to Direct and Indirect customers, including amounts billed to customers for shipping fees, as well as royalties from the Company’s licensing arrangements. Costs related to shipping of product are classified in cost of sales in the Condensed Consolidated Statements of Operations. The Company has elected to treat shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Net revenues exclude sales taxes collected from customers and remitted to governmental authorities from the transaction price.
Revenue from the sale of the Company’s products is recognized when control of the promised goods or services is transferred to customers, in the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is recognized using the five-step model identified in Accounting Standards Codification (“ASC”) Topic 606. These steps are: (i) identify the contract with the customer; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to each performance obligation; and (v) recognize revenue as the performance obligations are satisfied.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company collects payment at the point of sale for full-line and factory outlet store transactions and upon shipment for e-commerce transactions. The Company generally collects payment in arrears in accordance with established payment terms for each customer within the Indirect segment.
Historical experience provides the Company the ability to reasonably estimate the amount of product sales that customers will return. Product returns are often resalable through multiple channels. Additionally, the Company reserves for customer allowances for certain Indirect retailers based upon various contract terms and other potential product credits granted to Indirect retailers.
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.9 million as of May 5, 2018 and February 3, 2018.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, the Company recognizes revenue on estimated unredeemed gift cards based upon the historical patterns of gift card redemption. During the thirteen weeks ended May 5, 2018, the Company recorded an immaterial amount of revenue related to gift card breakage. Gift card breakage is included in net revenues in the Condensed Consolidated Statements of Operations, as well as Direct segment net revenues for the current-year period. The Company did not recognize gift card breakage revenue within net revenues in the comparable prior-year period as ASC Topic 606 was adopted using the modified transition approach with an immaterial adjustment to fiscal 2019 beginning retained earnings. Refer to Note 2 herein for additional information regarding the Company’s net revenues and its policies.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of May 5, 2018 and February 3, 2018, deferred rent liability was $13.1 million and $12.9 million, respectively, and is included within long-term liabilities on the Condensed Consolidated Balance Sheets.
The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of May 5, 2018 and February 3, 2018, the deferred lease credit liability was $14.9 million and $14.6 million, respectively. Of these amounts, $2.6 million and $2.4 million is included within other accrued liabilities as of May 5, 2018 and February 3, 2018, respectively; $12.3 million and $12.2 million is included within long-term liabilities as of May 5, 2018 and February 3, 2018, respectively.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard allows for either a full retrospective or a modified retrospective transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company was February 4, 2018 (the beginning of the Company’s fiscal 2019).

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company adopted this standard in the first quarter of fiscal 2019 using the modified retrospective method with a$0.5 million cumulative adjustment to beginning retained earnings. As a result of this adoption method, the prior-year period presented in the Company’s Condensed Consolidated Financial Statements was not recast.
The Company no longer adjusts revenue for shipments not yet received at each reporting period as it recognizes revenue as control is passed to the customer. It was determined that control is passed to the customer upon shipment, consistent with when legal title is passed. This accelerates the recognition of revenue at each reporting period compared to the Company’s historical practice.
Revenue for unredeemed gift cards is estimated and recognized based on the historical patterns of gift card redemption. Historically, the Company recognized revenue for gift card breakage when the likelihood of the customer exercising their remaining rights became remote. The new revenue standard results in accelerated recognition of gift card breakage revenue at each reporting period compared to the Company’s historical practice.
Revenue associated with contractually guaranteed minimum royalties in sales-based royalty arrangements is recognized straight-line over the remaining license period once determined that the minimum sales level will not be achieved. Historically, the Company recognized any excess of the guaranteed minimum royalty over the actual royalties earned at the end of the license period.
Certain liabilities for estimated product returns have been re-classified to other accrued liabilities from a contra-asset within accounts receivable, net, in the current-year period.
Refer to Note 2 herein for additional information regarding the adoption of ASC 606.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. This guidance is effective for interim and annual periods beginning on or after December 15, 2018. The Company has operating leases at all of its retail stores; therefore, the adoption of this standard will result in a material increase of assets and liabilities on the Company’s Consolidated Balance Sheets. The Company is continuing to evaluate the impact on its consolidated results of operations and cash flows.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

2.	Revenue from Contracts with Customers
The Company adopted ASC Topic 606 beginning in the first quarter of fiscal 2019 using the modified retrospective adoption method. Accordingly, disclosures herein required by the standard were excluded for the prior-year period.

The following tables illustrate the financial statement line items that were impacted as a result of the adoption of ASC 606 as of and for the thirteen weeks ended May 5, 2018. These adjustments are a result of adjusting for shipments not yet received by customers, gift card breakage revenue, and the re-classification of certain liabilities for estimated product returns, which are further described in Note 1 herein (schedules in thousands).

	May 5, 2018
	As Reported	Adjustments	Balances Under Prior U.S. GAAP
Condensed Consolidated Balance Sheet
Accounts receivable, net	$17,523	$(2,608)	$14,915
Inventories	86,188	822	87,010
Income taxes receivable	4,575	273	4,848
Total current assets	240,476	(1,513)	238,963
Deferred income taxes	5,437	146	5,583
Total assets	344,499	(1,367)	343,132
Other accrued liabilities	13,850	(124)	13,726
Total current liabilities	34,310	(124)	34,186
Total liabilities	59,804	(124)	59,680
Retained earnings	269,867	(1,243)	268,624
Total shareholders’ equity	284,695	(1,243)	283,452
Total liabilities and shareholders’ equity	344,499	(1,367)	343,132

	Thirteen Weeks Ended
	May 5, 2018
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Condensed Consolidated Statement of Operations
Net revenues	$86,591	$(1,620)	$84,971
Cost of sales	37,975	(571)	37,404
Gross profit (loss)	48,616	(1,049)	47,567
Operating loss	(1,912)	(1,049)	(2,961)
Loss before income taxes	(1,669)	(1,049)	(2,718)
Income tax benefit	(299)	(260)	(559)
Net loss	(1,370)	(789)	(2,159)

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirteen Weeks Ended
	May 5, 2018
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	$(1,370)	$(789)	$(2,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(210)	12	(198)
Changes in assets and liabilities:
Accounts receivable	(1,417)	1,948	531
Inventories	1,399	(571)	828
Income taxes	(90)	(273)	(363)
Accrued and other liabilities	(5,777)	(327)	(6,104)

Disaggregation of Revenue
The following presents our net revenues disaggregated by product category for the thirteen weeks ended May 5, 2018 (in thousands):

	Thirteen Weeks Ended
	May 5, 2018
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$25,600		$10,228		$35,828
Travel	18,059		4,690		22,749
Accessories	15,679		4,168		19,847
Home	4,170		458		4,628
Other	2,024	(1)	1,515	(2)	3,539
Total net revenues	$65,532	(3)	$21,059	(4)	$86,591

(1) Primarily includes net revenues from apparel/footwear, stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, merchandising, and stationery.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $20.1 million of net revenues related to product sales recognized at a point in time and $1.0 million of net revenues related to sales-based royalties recognized over time.
Contract Balances
Contract liabilities as of May 5, 2018, consisted of $1.4 million of unearned revenue related to unredeemed gift cards and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company did not have contract assets as of May 5, 2018.
The balance for accounts receivable from contracts with customers, net of allowances, as of May 5, 2018 was $15.1 million, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.1 million for the thirteen weeks.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Performance Obligations
The performance obligations for the Direct and Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The Indirect segment also includes the right to access the Company’s intellectual property (“IP”).
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts which it does not have the right to invoice as of May 5, 2018.
Significant Judgments
Product Sales
In the Company’s retail stores (recognized within the Direct segment), control is transferred and net revenue is recognized at the point of sale. Product shipments for the Company’s e-commerce channel (recognized within the Direct segment) and shipments to its Indirect retailers (recognized within the Indirect segment) are generally shipped Free on Board (“FOB”) shipping point typically from its distribution center in Roanoke, Indiana, and net revenue is recognized upon shipment consistent with when control is transferred to the customer. Upon shipment, the customer has the right to direct the use of, and obtain substantially all of the benefits from, the product.
Licensing Royalties
The Company grants rights to access its IP and accounts for any resulting sales-based royalty revenue over time, as the subsequent sales occur. The Company has contractually guaranteed minimum royalties in certain of its sales-based royalty arrangements which are recognized straight-line over the remaining license period once determined that the minimum sales level will not be achieved. Licensing royalties are recognized within Indirect segment net revenues.
Transaction Price and Amounts Allocated to Performance Obligations.
The transaction price is the amount of consideration the Company expects to be entitled to in a sales transaction. The transaction price includes discounts, estimated variable consideration (if any), and any customer allowances offered or estimated, including those offered to certain Indirect retailers based on various contract terms. The transaction price also includes allowances for product returns, which the Company is able to reasonably estimate based upon historical experience. The transaction price is allocated to each performance obligation in the contract based upon the standalone selling price.
Contract Costs
Sales commissions are paid to certain employees based upon specific sales achieved during a time period. As the Company’s contracts related to these sales commissions do not exceed one year, these incentive payments are expensed as incurred.
Other Practical Expedients
Remaining Performance Obligations
The Company does not disclose the remaining performance obligations for contracts with an original expected duration of one year or less or for contracts which it has the right to invoice.
Significant Financing Components
The Company does not adjust for the time value of money as the majority of its contracts have an original expected duration of one year or less; contracts that are greater than one year are related to net revenues that are constrained until the subsequent sales occur. The net revenues associated with these contracts are immaterial and the Company does not adjust for the time value of money.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3.	Earnings Per Share
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

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Numerator:
Net loss	$(1,370)	$(4,049)
Denominator:
Weighted-average number of common shares (basic)	35,532	36,235
Dilutive effect of stock-based awards	—	—
Weighted-average number of common shares (diluted)	35,532	36,235
Loss per share:
Basic	$(0.04)	$(0.11)
Diluted	$(0.04)	$(0.11)
As of May 5, 2018 and April 29, 2017, all potential common shares were excluded from the diluted share calculations because they were anti-dilutive due to the net loss in the current and prior-year periods.

4.	Fair Value of Financial Instruments
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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of May 5, 2018 and February 3, 2018, approximated their fair values.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table details the fair value measurements of the Company's investments as of May 5, 2018 and February 3, 2018 (in thousands):

	Level 1		Level 2		Level 3
	May 5, 2018	February 3, 2018	May 5, 2018	February 3, 2018	May 5, 2018	February 3, 2018
Cash equivalents(1)	$1,217	$1,889	$3,781	$4,058	$—	$—
Short-term investments:
Certificate of deposit	—	—	25,121	25,032	—	—
Municipal securities	—	—	11,467	12,942	—	—
U.S. corporate debt securities	—	—	9,223	8,727	—	—
Non-U.S. corporate debt securities	—	—	7,979	6,451	—	—
U.S. treasury securities	3,086	—	—	—
Commercial paper	—	—	3,016	998	—	—
Long-term investments:
U.S. corporate debt securities	—	—	3,643	4,543	—	—
Non-U.S. corporate debt securities	—	—	2,294	2,775	—	—
Municipal securities	—	—	5,055	5,098	—	—
U.S. treasury securities	—	3,099	—	—	—	—

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
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent (the “Credit Agreement”), which amended and restated the Company's prior credit agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which may be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). On October 20, 2017, VBD entered into Amendment No. 2 to the Credit Agreement to modify certain financial and restrictive covenants.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Credit Agreement, as amended, contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral.
As of May 5, 2018 and February 3, 2018, the Company had no borrowings outstanding and availability of $125.0 million under its Credit Agreement.

6.	Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that allows for full expensing of qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income (“GILTI”), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.
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
The provisional amounts recognized as a result of the Tax Act may differ due to, among other things, additional analysis, changes in interpretations and assumptions that the Company has made, additional regulatory guidance issued, and any additional actions the Company may take as a result of the Tax Act. The accounting for the Tax Act is expected to be complete when the fiscal 2018 federal income tax return is filed in fiscal 2019. The Company has not recognized any provisional income tax adjustments as a result of the Tax Act in the current-year period.
The effective tax rate for the thirteen weeks ended May 5, 2018, was 17.9%, compared to 15.0% for the thirteen weeks ended April 29, 2017. The year-over-year effective tax rate increase was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation, partially offset by a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate.

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
Awards of Restricted Stock Units
During the thirteen weeks ended May 5, 2018, the Company granted 409,145 time-based and performance-based restricted stock units with an aggregate fair value of $4.3 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 506,572 time-based and performance-based restricted

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

stock units with an aggregate fair value of $4.7 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended May 5, 2018 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 3, 2018	401	$12.38	363	$13.83
Granted	240	10.61	169	10.61
Vested	(207)	12.21	(20)	16.09
Forfeited	(10)	11.04	(76)	15.33
Nonvested units outstanding at May 5, 2018	424	$11.49	436	$12.22
As of May 5, 2018, there was $5.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years, subject to meeting performance conditions.

8.	Commitments and Contingencies
Payment Card Incident
Description of Event
On September 15, 2016, the Company received information from law enforcement regarding a potential data security issue related to its retail store network. Findings from the investigation showed unauthorized access to the Company's payment processing system and the installation of a program that looked for payment card data. The program was specifically designed to find track data in the magnetic stripe of a payment card that may contain the card number, cardholder name, expiration date, and internal verification code as the data was being routed through the affected payment system. There is no indication that other customer information was at risk. Payment cards used at Vera Bradley store locations between July 25, 2016 and September 23, 2016 may have been affected. Not all cards used in stores during this time frame were affected. Cards used on verabradley.com were not affected.
The Company has timely resolved this incident and continues to work with a computer security firm to further strengthen the security of its systems to help prevent events of this nature from happening in the future. The Company continues to support law enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards. Claims have been received from some, but not all, of the payment card networks for this incident which is expected to be covered by the Company's insurance, as described below.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Expenses Incurred and Amounts Accrued
During the thirteen weeks ended May 5, 2018 and April 29, 2017, the Company recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident. There were no incremental expenses associated with the claims received in fiscal 2019 or fiscal 2018 as they were reimbursed under the Company's insurance coverage.
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
Other Commitments and Contingencies
The Company is also subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal claims, employee benefits, environmental issues, and other matters. Management believes that at this time it is not probable that any of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. However, the outcomes of legal proceedings and claims brought against the Company are subject to uncertainty, and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

9.	Common Stock
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The initial term of the 2015 Share Repurchase Program expired on December 31, 2017. On November 30, 2017, the Company’s board of directors authorized the Company to extend the 2015 Share Repurchase Program during an open window period until December 31, 2018.
The Company did not make share purchases under the 2015 Share Repurchase Program during the thirteen weeks ended May 5, 2018. As of May 5, 2018, there was $13.4 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of May 5, 2018, the Company held as treasury shares 5,642,485 shares of its common stock at an average price of $13.57 per share, excluding commissions, for an aggregate carrying amount of $76.6 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

10.	Vision 20/20 Restructuring and Other Charges
Vision 20/20 Initiatives and Charges. During fiscal 2018, the Company launched its Vision 20/20 strategic plan, which involves a more aggressive approach to turn around its business over the period ending in fiscal 2021. The plan is primarily focused on product and pricing initiatives, as well as selling, general, and administrative (“SG&A”) expense reduction initiatives. The product and pricing initiatives include restoring the Company's full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in its full-line stores, streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs from its assortment, and introducing tighter guardrails around new product categories, patterns, and pricing.
The SG&A expense reductions include right-sizing the Company’s corporate infrastructure to better align with the size of the business, lowering marketing spending by focusing on efficiencies, and taking a more aggressive stance on closing underperforming full-line stores. These SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right-sizing the corporate infrastructure. The majority of the product and pricing initiatives are being completed in the current fiscal year. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during the thirteen weeks ended May 5, 2018 or April 29, 2017.
A summary of liabilities associated with the Vision 20/20 initiatives is as follows (in thousands):

	Asset Impairment Charges	Strategic Consulting Charges	Severance Charges	Inventory-Related Charges	Other Charges	Total
Liability as of February 3, 2018	$—	$—	$1,558	$—	$—	$1,558
Fiscal 2019 charges	$—	$—	$—	$—	$—	$—
Cash payments	—	—	(1,276)	—	—	(1,276)
Non-cash charges	—	—	—	—	—	—
Liability as of May 5, 2018 (1)	$—	$—	$282	$—	$—	$282

(1) The remaining liability associated with severance charges is included within accrued employment costs in the Condensed Consolidated Balance Sheets
Other Charges. Severance charges recognized in SG&A expenses within corporate unallocated expenses during the thirteen weeks ended April 29, 2017 totaled $1.3 million ($0.8 million after the associated tax benefit). These charges were recognized before the implementation of Vision 20/20.

11.	Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of May 5, 2018 and February 3, 2018, these investments in the Company's portfolio consisted of commercial paper, a money market fund, and municipal securities.
Short-Term Investments
As of May 5, 2018 and February 3, 2018, short-term investments consisted of a certificate of deposit, U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of May 5, 2018, also included U.S. treasury securities. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company held $59.9 million and $54.2 million in short-term investments as of May 5, 2018 and February 3, 2018, respectively. The following table summarizes the Company's short-term investments (in thousands):

	May 5, 2018	February 3, 2018
Certificate of deposit	$25,121	$25,032
Municipal securities	11,467	12,942
U.S. corporate debt securities	9,223	8,727
Non-U.S. corporate debt securities	7,979	6,451
U.S. treasury securities	3,086	—
Commercial paper	3,016	998
Total short-term investments	$59,892	$54,150
Long-Term Investments
As of May 5, 2018 and February 3, 2018, long-term investments consisted of U.S. and non-U.S. corporate debt securities and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of February 3, 2018 also included U.S. treasury securities. These securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $11.0 million and $15.5 million in long-term investments as of May 5, 2018 and February 3, 2018, respectively. The following table summarizes the Company's long-term investments (in thousands):

	May 5, 2018	February 3, 2018
Municipal securities	$5,055	$5,098
U.S. corporate debt securities	3,643	4,543
Non-U.S. corporate debt securities	2,294	2,775
U.S. treasury securities	—	3,099
Total long-term investments	$10,992	$15,515
There were no material gross unrealized gains or losses on available-for-sale securities as of May 5, 2018 and February 3, 2018.

12.	Property, Plant, and Equipment
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, typically determined by an estimated discounted cash flow analysis of the asset. There were no impairment charges recorded during the thirteen weeks ended May 5, 2018 and April 29, 2017.

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
The Direct segment includes the Company’s full-line and factory outlet stores; the Company’s website, verabradley.com; the Company’s online outlet site; direct-to-consumer eBay sales; and the annual outlet sale. Revenues generated from this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,400 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements.
Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, product development, merchandising, corporate-level marketing and advertising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income (loss) information for the Company’s reportable segments during the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Segment net revenues:
Direct	$65,532	$68,837
Indirect	21,059	27,298
Total	$86,591	$96,135
Segment operating income:
Direct	$7,290	$6,812
Indirect	8,284	9,446
Total	$15,574	$16,258
Reconciliation:
Segment operating income	$15,574	$16,258
Less:
Unallocated corporate expenses	(17,486)	(21,062)
Operating loss	$(1,912)	$(4,804)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended May 5, 2018 and April 29, 2017. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended May 5, 2018, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the first quarter of fiscal 2019:
Strategic Progress

•
We reduced the clearance activity in our full-line stores and on verabradley.com (excluding our online outlet site) by over 75% compared to the prior-year period and hosted three flash sale events on our online outlet site during the quarter.

•	We increased comparable full-price selling in our full-line stores and on verabradey.com (excluding our online outlet site) in the high-single digit percentage range.

•
We continued to focus on increasing brand awareness through our “digital first” strategy by focusing our marketing on high-quality placements and targeted digital efforts, with an emphasis on full-price offerings. Total marketing impressions increased over 20 million to nearly 300 million impressions during the quarter.

•
To foster loyalty and engagement, we piloted a “customer journeys” program during the quarter, where our best customers receive special recognition throughout the year; we will continue to refine and expand the program.

•
During the first quarter, we strengthened our store base by opening four factory outlet stores in Lake George, New York; Gulfport, Mississippi; Baraboo, Wisconsin; and Charleston, South Carolina and closing four underperforming full-line stores.

•	We increased our cash and investment balance by over $30 million to over $130 million compared to the first quarter of fiscal 2018.
Financial Summary (all comparisons are to the first quarter of fiscal 2018)

•	Net revenues decreased 9.9% to $86.6 million.

•	Direct segment sales decreased 4.8% to $65.5 million. Comparable sales decreased 8.5%.

•	Indirect segment sales decreased 22.9% to $21.1 million.

•	Gross profit was $48.6 million, or 56.1% of net revenue.

•	Operating loss was $(1.9) million and net loss was $(1.4) million, or $(0.04) per diluted share.

•	Capital expenditures for the thirteen weeks totaled $3.7 million.

•	Cash and cash equivalents and investments were $132.3 million at May 5, 2018.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores; verabradley.com; our online outlet site; direct-to-consumer eBay sales; and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements.

Comparable Sales
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Comparable store sales are calculated based solely upon our stores that have been open for at least 12 full fiscal months. Remodeled stores are included in both comparable sales and comparable store sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Fiscal 2019 comparable sales do not adjust for the shift in weeks during the current-year period associated with the 53rd week in fiscal 2018. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales and comparable store sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales.
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Competition;

•	The timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing and level of promotions;

•	Amount of store, mall, and e-commerce traffic;

•	The level of customer service that we provide in stores and to our on-line customers;

•	Our ability to source and distribute products efficiently;

•	The number of stores we open and close in any period; and

•	The timing and success of promotional and marketing efforts.
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
Selling, General, and Administrative Expenses (“SG&A”)
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
Operating Loss
Operating loss is equal to gross profit less SG&A expenses plus other income. Operating loss excludes interest income, interest expense, and income taxes.

Net Loss
Net loss is equal to operating loss plus net interest income less income taxes.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Statement of Operations Data:
Net revenues	$86,591	$96,135
Cost of sales	37,975	43,435
Gross profit	48,616	52,700
Selling, general, and administrative expenses	50,705	57,771
Other income	177	267
Operating loss	(1,912)	(4,804)
Interest income, net	(243)	(39)
Loss before income taxes	(1,669)	(4,765)
Income tax benefit	(299)	(716)
Net loss	$(1,370)	$(4,049)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	43.9%	45.2%
Gross profit	56.1%	54.8%
Selling, general, and administrative expenses	58.6%	60.1%
Other income	0.2%	0.3%
Operating loss	(2.2)%	(5.0)%
Interest income, net	(0.3)%	—%
Loss before income taxes	(1.9)%	(5.0)%
Income tax benefit	(0.3)%	(0.7)%
Net loss	(1.6)%	(4.2)%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net Revenues by Segment:
Direct	$65,532	$68,837
Indirect	21,059	27,298
Total	$86,591	$96,135
Percentage of Net Revenues by Segment:
Direct	75.7%	71.6%
Indirect	24.3%	28.4%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Operating Income (Loss) by Segment:
Direct	$7,290	$6,812
Indirect	8,284	9,446
Less: Corporate unallocated	(17,486)	(21,062)
Total	$(1,912)	$(4,804)
Operating Income as a Percentage of Net Revenues by Segment:
Direct	11.1%	9.9%
Indirect	39.3%	34.6%
Store Data (1):
Total stores opened during period	4	3
Total stores closed during period	(4)	—
Total stores open at end of period	160	162
Comparable sales (including e-commerce) decrease (2)	(8.5)%	(12.5)%
Total gross square footage at end of period (all stores)	383,570	377,740
Average net revenues per gross square foot (3)	$120	$118

(1)	Includes our full-line and factory outlet stores.

(2)
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage.

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
We have timely resolved this incident and continue to work with a computer security firm to further strengthen the security of our system to help prevent events of this nature from happening in the future. We continue to support law enforcement’s investigation and also promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards. Claims have been received from some, but not all, of the payment card networks for this incident which is expected to be covered by our insurance, as described below.
Expenses Incurred and Amounts Accrued
During the thirteen weeks ended May 5, 2018 and April 29, 2017, we recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident. There were no incremental expenses associated with the claims received in fiscal 2019 or fiscal 2018 as they were reimbursed under our insurance coverage
Future Costs
Additional payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Payment Card Incident, and enforcement authorities may also impose fines or other remedies against us. At this time, we cannot reasonably estimate the potential loss or range of loss related to the additional fines or penalties that may be assessed, if any. The Payment Card Incident, including customer response and any possible third party claims or additional assessments from payment card companies, could materially adversely affect our financial condition and operating results. However, we expect our insurance coverage will offset most of the expenses for the investigation and other legal and professional services associated with the incident, possible third party claims, as well as fines, penalties, or other expenses, if any additional, imposed by payment card companies as discussed above.
Insurance Coverage
We maintain $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Vision 20/20 Initiatives
During fiscal 2018, we launched our Vision 20/20 strategic plan, which involves a more aggressive approach to turn around our business over the period ending in fiscal 2021. This plan is primarily focused on product and pricing initiatives, as well as SG&A expense reduction initiatives.
The product and pricing initiatives include restoring our full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in our full-line stores; streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs from our assortment; and introducing tighter guardrails around new categories, patterns, and pricing. We expect fiscal 2019 revenues will be negatively impacted by these initiatives by $30.0 million to $50.0 million from fiscal 2018 levels.
The SG&A expense reduction initiatives include right sizing our corporate infrastructure to better align with the size of the business, lowering our marketing spending by focusing on efficiencies while keeping our most loyal customer engaged, and taking a more aggressive stance on reducing store operating costs and closing underperforming full-line stores. We expect to reduce annual SG&A expenses by up to $30.0 million (off of our fiscal 2017 base level and excluding severance, store impairment, and Vision 20/20 charges from all periods). We expect that $20.0 million to $25.0 million of the annualized SG&A expense reductions will be made by the end of fiscal 2019. We are forecasting to close up to 45 full-line stores by the end of fiscal 2021, primarily as leases expire. We have closed nine full-line stores since fiscal 2018.
The implementation of the plan began in the third quarter of fiscal 2018, with the majority of the product and pricing initiatives being completed in the current fiscal year. The SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right sizing our corporate infrastructure. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during the thirteen weeks ended May 5, 2018 or April 29, 2017.
Other Charges Affecting Comparability of the Thirteen Weeks Ended May 5, 2018, and April 29, 2017
Thirteen Weeks Ended April 29, 2017
Severance charges recognized in SG&A expenses within corporate unallocated expenses during the thirteen weeks ended April 29, 2017 totaled $1.3 million ($0.8 million after the associated tax benefit). These charges were recognized before the implementation of Vision 20/20.
Tax Act
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that will allow for full expensing of qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income (“GILTI”), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Any resulting changes to the provisional estimates and amounts not yet estimated will be recognized as an adjustment to tax expense in the reporting period that the amounts are determined. Refer to Note 6 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Tax Act.
Revenue from Contracts with Customers
We adopted Accounting Standards Codification (“ASC”) Topic 606 beginning in the first quarter of fiscal 2019 using the modified retrospective adoption method. The adoption of this standard impacted fiscal 2019 beginning retained earnings by $0.5 million. As a result of the adoption of ASC Topic 606 using the modified retrospective method, the financial statements from the prior-year periods are not reported under ASC Topic 606 which affects the comparability of the Condensed

Consolidated Financial Statements. The primary impacts from the adoption of the standard are that we are no longer reversing sales associated with shipments not yet received by customers, gift card breakage revenue recognition is accelerated, a change in the method of recognizing minimum guaranteed royalties in certain licensing agreements, and the re-classification of certain liabilities for estimated product returns to other accrued liabilities from a contra-asset within accounts receivable, net, in the current-year period. Refer to Note 2 to the Notes to the Condensed Consolidated Financial Statements herein for additional information, as well as what the reported financial results would have been under prior accounting principles generally accepted in the United States (“GAAP”).
Thirteen Weeks Ended May 5, 2018, Compared to Thirteen Weeks Ended April 29, 2017
Net Revenues
For the thirteen weeks ended May 5, 2018, net revenues decreased $9.5 million, or 9.9%, to $86.6 million, from $96.1 million in the comparable prior-year period. The adoption of ASC 606 benefited the current-year period by $1.6 million.
Direct. For the thirteen weeks ended May 5, 2018, net revenues in the Direct segment decreased $3.3 million, or 4.8%, to $65.5 million, from $68.8 million in the comparable prior-year period. This change resulted from a $1.9 million contribution of revenue from our non-comparable stores, including four additional factory outlet stores opened in the current fiscal year, which was more than offset by a comparable sales decrease of $5.2 million, or 8.5%. The decrease in comparable sales includes a 21.0% decrease in e-commerce sales and a 3.8% decrease in comparable store sales. First quarter comparable sales (particularly for verabradley.com) were negatively impacted by the planned reduction in clearance activity.
The adoption of ASC 606 immaterially impacted Direct segment net revenues in the current-year period.
Indirect. For the thirteen weeks ended May 5, 2018, net revenues in the Indirect segment decreased $6.2 million, or 22.9%, to $21.1 million, from $27.3 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts.
The adoption of ASC 606 benefited Indirect segment net revenues in the current-year period by $1.8 million primarily due to the timing of shipments to customers as a result of changes in the frequency of product launches compared to the prior-year period.
Gross Profit
For the thirteen weeks ended May 5, 2018, gross profit decreased $4.1 million, or 7.7%, to $48.6 million, from $52.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 56.1% for the thirteen weeks ended May 5, 2018, from 54.8% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to reduced clearance activity and increased full-price selling on verabradley.com and in our full-line stores, channel mix changes, a reduction in product costs, and freight savings. These improvements were partially offset by flash sale events on our online outlet site and increased promotional activity at our factory outlet stores.
The adoption of ASC 606 benefited the current-year period gross profit by $1.0 million primarily due to the factors described above.
Selling, General, and Administrative Expenses
For the thirteen weeks ended May 5, 2018, SG&A expenses decreased $7.1 million, or 12.2%, to $50.7 million, from $57.8 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 58.6% for the thirteen weeks ended May 5, 2018, from 60.1% in the comparable prior-year period. The decrease in SG&A expenses for the thirteen weeks ended May 5, 2018 was primarily due to a reduction in employee-related expenses, $1.3 million in severance charges from the prior-year period that did not recur in the current-year period, a reduction in advertising expenses, and other expense reductions due in part to expense management strategies associated with Vision 20/20. These expense savings were partially offset by new store expenses, including factory outlet stores that opened during the first quarter, and incremental expenses associated with the annualization of stores opened during fiscal 2018. SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned expense savings, partially offset by SG&A expense deleverage associated with lower sales and new store expenses.
Other Income
For the thirteen weeks ended May 5, 2018, other income decreased $0.1 million, or 33.7%, to $0.2 million, from $0.3 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.

Operating Loss
For the thirteen weeks ended May 5, 2018, operating loss decreased $2.9 million, or 60.2%, to $(1.9) million in the current-year period, from $(4.8) million in the comparable prior-year period. As a percentage of net revenues, operating loss was (2.2)% and (5.0)% for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. Operating loss decreased due to the factors described above.
The adoption of ASC 606 benefited the current-year period operating loss by $1.0 million due to the factors described above.
Direct. For the thirteen weeks ended May 5, 2018, operating income in the Direct segment increased $0.5 million, or 7.0%, to $7.3 million from $6.8 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 11.1% and 9.9% for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to a reduction in employee-related expenses and other expense savings, partially offset by new store expenses, as described above, and deleverage of SG&A expenses as a result of lower sales.
The adoption of ASC 606 had an immaterial impact on Direct segment operating income in the current-year period.
Indirect. For the thirteen weeks ended May 5, 2018, operating income in the Indirect segment decreased $1.1 million, or 12.3%, to $8.3 million from $9.4 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.3% and 34.6% for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues and a reduction in employee-related expenses, as described above, partially offset by deleverage of SG&A expenses as a result of lower sales.
The adoption of ASC 606 benefited the current-year period Indirect segment operating income by $1.1 million due to the factors described above.
Corporate Unallocated. For the thirteen weeks ended May 5, 2018, unallocated expenses decreased $3.6 million, or 17.0%, to $17.5 million from $21.1 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to $1.3 million in severance charges from the prior-year period that did not recur in the current-year period, a reduction in advertising expenses, and other expense savings primarily as a result of expense management strategies associated with Vision 20/20, including a reduction in employee-related expenses.
Income Tax Benefit
The effective tax rate for the thirteen weeks ended May 5, 2018, was 17.9%, compared to 15.0% for the thirteen weeks ended April 29, 2017. The year-over year effective tax rate increase was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation, partially offset by a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate to 21% from 35%.
Net Loss
For the thirteen weeks ended May 5, 2018, net loss decreased $2.6 million, or 66.2%, to $(1.4) million from $(4.0) million in the comparable prior-year period. The prior-year period included severance charges of $1.3 million ($0.8 million after the associated tax benefit) that did not recur in the current-year period.
The adoption of ASC 606 benefited the current-year period net loss by $0.8 million due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement. There were no borrowings under this agreement during the thirteen weeks ended May 5, 2018, and there was no debt outstanding as of May 5, 2018. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our second amended and restated credit agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of May 5, 2018 and February 3, 2018, these investments in our portfolio consisted of commercial paper, a money market fund, and municipal securities.
Short-Term Investments. As of May 5, 2018 and February 3, 2018, short-term investments consisted of a certificate of deposit, U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of May 5, 2018 also included U.S. treasury securities.
Long-Term Investments. As of May 5, 2018 and February 3, 2018, long-term investments consisted of U.S. and non-U.S. corporate debt securities and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of February 3, 2018 also included U.S. treasury securities.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net cash used in operating activities	$(1,846)	$(9,937)
Net cash used in investing activities	(4,976)	(337)
Net cash used in financing activities	(522)	(1,695)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; the effect of changes in assets and liabilities; and tenant-improvement allowances received from landlords under our store leases.
Net cash used in operating activities for the thirteen weeks ended May 5, 2018, was $1.8 million compared to $9.9 million for the thirteen weeks ended April 29, 2017. The decrease in cash used in operating activities was primarily a result of the change in accounts payable, inventories, and income taxes, partially offset by the change in accrued and other liabilities. The accounts payable change resulted in a use of cash of $0.1 million in the current-year period as compared to $6.0 million in the comparable prior-year period. In addition, the change in inventories resulted in a source of cash of $1.4 million as compared to a use of cash of $3.1 million in the comparable prior-year period. The decrease in cash used for accounts payable and inventories was primarily due to a reduction in inventory purchases, as well as timing of inventory purchases. The change in income taxes resulted in a use of cash of $0.1 million as compared to $2.3 million in the comparable prior-year period, which was primarily due to timing of income tax payments. These decreases in operating cash usage were partially offset by the change in accrued and other liabilities which resulted in a use of cash of $5.8 million as compared to $1.5 million in the comparable prior-year period. This change was primarily a result of the shifting of a payroll week into the first quarter as compared to the second quarter in the comparable prior-year period, $1.3 million of Vision 20/20 severance charges paid during the first quarter of the current year, as well as an increase in prior-year earned incentive compensation paid in the current year.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $5.0 million and $0.3 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. The increase in cash used in investing activities was primarily a result of net investment activity in the current-year period compared to the comparable prior-year period.
Capital expenditures for fiscal 2019 are expected to be approximately $10.0 million.

Net Cash Used in Financing Activities
Net cash used in financing activities was $0.5 million and $1.7 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. The decrease in cash used in financing activities was primarily due to $1.1 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in the prior-year period which did not recur in the current-year period.
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
Amounts outstanding under the Credit Agreement bear interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR means LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Credit Agreement mature on July 15, 2020. As of May 5, 2018, the Company had no borrowings outstanding and availability of $125.0 million under the agreement.
VBD's obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Company is also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement), and a limit on capital expenditures. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders may accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. On October 20, 2017, VBD entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. The Amendment modifies the ratio requirements of certain financial covenants in the Credit Agreement including the maximum leverage ratio and the minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Credit Agreement). The Amendment also modifies certain restrictive covenants including the acquisition of investments and the limit of investments in foreign subsidiaries. The Company was in compliance with these covenants as of May 5, 2018.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018. In addition to these policies, refer to Note 1 “Description of the Company and Basis of Presentation” and Note 2 “Revenue from Contracts with Customers” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company's revenue accounting policy under the recently adopted Accounting Standards Codification Topic 606.

Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018. With the exception of revenue recognition, there were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of May 5, 2018.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of May 5, 2018, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 5, 2018.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There has been no material change to our risk factors as previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The initial term of the 2015 Share Repurchase Program expired on December 31, 2017. On November 30, 2017, the Company’s board of directors authorized the Company to extend the 2015 Share Repurchase Program during an open window period until December 31, 2018.
The Company did not make share purchases under the 2015 Share Repurchase Program during the thirteen weeks ended May 5, 2018
Details regarding the activity under the program during the thirteen weeks ended May 5, 2018 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
February 4, 2018 - March 3, 2018	—	$—	—	$13,422,471
March 4, 2018 - April 7, 2018	—	—	—	13,422,471
April 8, 2018 - May 5, 2018	—	—	—	13,422,471
	—	$—	—

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2019 Annual Incentive Compensation Plan (Executives)

10.2	Form of Restricted Stock Unit/Performance Unit Terms and Conditions (Revised Fiscal 2019)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Thirteen Weeks ended May 5, 2018 and April 29, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended May 5, 2018 and April 29, 2017; (iii) Condensed Consolidated Balance Sheets as of May 5, 2018 and February 3, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 5, 2018 and April 29, 2017, and (v) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: June 13, 2018	/s/ John Enwright
John Enwright
Chief Financial Officer