Form 10-Q
period 2018-08-04
Vera Bradley, Inc.
filed 2018-09-12
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 4, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 35,356,586 shares of its common stock outstanding as of September 5, 2018.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible inability to successfully implement our long-term strategic plan, including our Vision 20/20 initiatives;

•	possible continued declines in our comparable sales;

•	possible inability to maintain and enhance our brand;

•	possible failure of our multi-channel distribution model;

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully open new stores and/or operate current stores as planned;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible ramifications from the payment card incident disclosed in October 2016;

•	possible data security or privacy breaches or disruptions in our computer systems or website; and

•	possible new or increased tariffs on our products that could lead to increased product costs and lower profit margins.
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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	August 4, 2018	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$81,075	$68,751
Short-term investments	52,744	54,150
Accounts receivable, net	25,613	15,566
Inventories	86,280	87,838
Income taxes receivable	2,693	4,391
Prepaid expenses and other current assets	11,302	11,327
Total current assets	259,707	242,023
Property, plant, and equipment, net	82,924	86,463
Long-term investments	10,991	15,515
Deferred income taxes	4,868	5,385
Other assets	862	1,283
Total assets	$359,352	$350,669
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,373	$13,503
Accrued employment costs	11,531	13,616
Other accrued liabilities	15,470	12,343
Income taxes payable	1,062	812
Total current liabilities	42,436	40,274
Long-term liabilities	24,767	25,112
Total liabilities	67,203	65,386
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,280 and 41,102 shares issued and 35,385 and 35,459 shares outstanding, respectively	—	—
Additional paid-in-capital	93,278	91,192
Retained earnings	279,149	270,783
Accumulated other comprehensive loss	(109)	(114)
Treasury stock	(80,169)	(76,578)
Total shareholders’ equity	292,149	285,283
Total liabilities and shareholders’ equity	$359,352	$350,669
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net revenues	$113,625	$112,418	$200,216	$208,553
Cost of sales	47,885	49,125	85,860	92,560
Gross profit	65,740	63,293	114,356	115,993
Selling, general, and administrative expenses	53,770	59,747	104,475	117,518
Other income	46	163	223	430
Operating income (loss)	12,016	3,709	10,104	(1,095)
Interest income, net	(259)	(96)	(502)	(135)
Income (loss) before income taxes	12,275	3,805	10,606	(960)
Income tax expense	2,993	1,612	2,694	896
Net income (loss)	$9,282	$2,193	$7,912	$(1,856)

Basic weighted-average shares outstanding	35,540	36,122	35,536	36,178
Diluted weighted-average shares outstanding	35,735	36,158	35,733	36,178

Basic net income (loss) per share	$0.26	$0.06	$0.22	$(0.05)
Diluted net income (loss) per share	$0.26	$0.06	$0.22	$(0.05)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income (loss)	$9,282	$2,193	$7,912	$(1,856)
Unrealized gain on available-for-sale debt investments	57	21	12	34
Cumulative translation adjustment	(3)	(11)	(7)	(17)
Comprehensive income (loss), net of tax	$9,336	$2,203	$7,917	$(1,839)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Cash flows from operating activities
Net income (loss)	$7,912	$(1,856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	8,344	9,934
Provision for doubtful accounts	132	121
Stock-based compensation	2,613	2,103
Deferred income taxes	359	1,904
Cash gain on investments	32	154
Other non-cash charges, net	285	14
Changes in assets and liabilities:
Accounts receivable	(9,519)	3,562
Inventories	1,307	(1,825)
Prepaid expenses and other assets	446	(156)
Accounts payable	1,453	(14,670)
Income taxes	1,948	(2,041)
Accrued and other liabilities	1,298	(1,362)
Net cash provided by (used in) operating activities	16,610	(4,118)
Cash flows from investing activities
Purchases of property, plant, and equipment	(5,857)	(6,057)
Purchases of investments	(39,073)	(39,298)
Proceeds from maturities and sales of investments	44,700	33,350
Net cash used in investing activities	(230)	(12,005)
Cash flows from financing activities
Tax withholdings for equity compensation	(527)	(595)
Repurchase of common stock	(3,522)	(3,278)
Net cash used in financing activities	(4,049)	(3,873)
Effect of exchange rate changes on cash and cash equivalents	(7)	(17)
Net increase (decrease) in cash and cash equivalents	12,324	(20,013)
Cash and cash equivalents, beginning of period	68,751	86,375
Cash and cash equivalents, end of period	$81,075	$66,362
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$360	$769
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of August 4, 2018 and July 29, 2017	$69	$45
Expenditures incurred but not yet paid as of February 3, 2018 and January 28, 2017	$—	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of August 4, 2018 and July 29, 2017	$133	$1,450
Expenditures incurred but not yet paid as of February 3, 2018 and January 28, 2017	$1,183	$2,204
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States; verabradley.com; the Company’s online outlet site; direct-to-consumer eBay sales; and the Company’s annual outlet sale in Fort Wayne, Indiana. As of August 4, 2018, the Company operated 104 full-line stores and 57 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,400 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended August 4, 2018, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 4, 2018 and July 29, 2017, refer to the thirteen-week periods ended on those dates.
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
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.9 million as of August 4, 2018 and February 3, 2018.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, the Company recognizes revenue on estimated unredeemed gift cards based upon the historical patterns of gift card redemption. During the thirteen and twenty-six weeks ended August 4, 2018, the Company recorded an immaterial amount of revenue related to gift card breakage. Gift card breakage is included in net revenues in the Condensed Consolidated Statements of Operations, as well as Direct segment net revenues for the current-year period. The Company did not recognize gift card breakage revenue within net revenues in the comparable prior-year period as ASC Topic 606 was adopted using the modified retrospective transition approach with an immaterial adjustment to fiscal 2019 beginning retained earnings. Refer to Note 2 herein for additional information regarding the Company’s net revenues and its policies.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of August 4, 2018 and February 3, 2018, deferred rent liability was $13.1 million and $12.9 million, respectively, and is included within long-term liabilities on the Condensed Consolidated Balance Sheets.
The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of August 4, 2018 and February 3, 2018, the deferred lease credit liability was $14.2 million and $14.6 million, respectively. Of these amounts, $2.6 million and $2.4 million is included within other accrued liabilities as of August 4, 2018 and February 3, 2018, respectively; $11.6 million and $12.2 million is included within long-term liabilities as of August 4, 2018 and February 3, 2018, respectively.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard allows for either a full retrospective or a modified retrospective transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company was February 4, 2018 (the beginning of the Company’s fiscal 2019).

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
Certain liabilities for estimated product returns have been re-classified to other accrued liabilities from a contra-asset within accounts receivable, net, as of the adoption date.
Refer to Note 2 herein for additional information regarding the adoption of ASC 606.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. This guidance is effective for interim and annual periods beginning on or after December 15, 2018. In July 2018, the FASB issued ASU 2018-11 for targeted improvements, including the option of allowing entities to initially apply the new leases standard at the adoption date (February 3, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company plans to adopt the standard using this adoption method. The Company has operating leases at all of its retail stores; therefore, the adoption of this standard will result in a material increase of assets and liabilities on the Company’s Consolidated Balance Sheets. The Company is continuing to evaluate the impact on its consolidated results of operations and cash flows.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

2.	Revenue from Contracts with Customers
The Company adopted ASC Topic 606 beginning in the first quarter of fiscal 2019 using the modified retrospective adoption method. Accordingly, disclosures herein required by the standard were excluded for the prior-year period.

The following tables illustrate the financial statement line items that were impacted as a result of the adoption of ASC 606 as of and for the thirteen and twenty-six weeks ended August 4, 2018. These adjustments are a result of adjusting for shipments not yet received by customers, gift card breakage revenue, and the re-classification of certain liabilities for estimated product returns, which are further described in Note 1 herein (schedules in thousands).

	August 4, 2018
	As Reported	Adjustments	Balances Under Prior U.S. GAAP
Condensed Consolidated Balance Sheet
Accounts receivable, net	$25,613	$(3,837)	$21,776
Inventories	86,280	1,343	87,623
Income taxes receivable	2,693	469	3,162
Total current assets	259,707	(2,025)	257,682
Deferred income taxes	4,868	133	5,001
Total assets	359,352	(1,892)	357,460
Other accrued liabilities	15,470	(59)	15,411
Total current liabilities	42,436	(59)	42,377
Total liabilities	67,203	(59)	67,144
Retained earnings	279,149	(1,833)	277,316
Total shareholders’ equity	292,149	(1,833)	290,316
Total liabilities and shareholders’ equity	359,352	(1,892)	357,460

	Thirteen Weeks Ended
	August 4, 2018
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Condensed Consolidated Statement of Operations
Net revenues	$113,625	$(1,294)	$112,331
Cost of sales	47,885	(521)	47,364
Gross profit (loss)	65,740	(773)	64,967
Operating income (loss)	12,016	(773)	11,243
Income (loss) before income taxes	12,275	(773)	11,502
Income tax expense (benefit)	2,993	(183)	2,810
Net income (loss)	9,282	(590)	8,692

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Twenty-Six Weeks Ended
	August 4, 2018
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Condensed Consolidated Statement of Operations
Net revenues	$200,216	$(2,914)	$197,302
Cost of sales	85,860	(1,092)	84,768
Gross profit (loss)	114,356	(1,822)	112,534
Operating income (loss)	10,104	(1,822)	8,282
Income (loss) before income taxes	10,606	(1,822)	8,784
Income tax expense (benefit)	2,694	(443)	2,251
Net income (loss)	7,912	(1,379)	6,533

	Twenty-Six Weeks Ended
	August 4, 2018
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$7,912	$(1,379)	$6,533
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	359	25	384
Changes in assets and liabilities:
Accounts receivable	(9,519)	3,177	(6,342)
Inventories	1,307	(1,092)	215
Income taxes	1,948	(469)	1,479
Accrued and other liabilities	1,298	(262)	1,036

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Disaggregation of Revenue
The following presents our net revenues disaggregated by product category for the thirteen and twenty-six weeks ended August 4, 2018 (in thousands):

	Thirteen Weeks Ended
	August 4, 2018
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$39,194		$12,315		$51,509
Travel	23,123		4,360		27,483
Accessories	20,261		4,415		24,676
Home	6,144		378		6,522
Other	2,299	(1)	1,136	(2)	3,435
Total net revenues	$91,021	(3)	$22,604	(4)	$113,625

(1) Primarily includes net revenues from stationery, apparel/footwear, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $21.8 million of net revenues related to product sales recognized at a point in time and $0.8 million of net revenues related to sales-based royalties recognized over time.

	Twenty-Six Weeks Ended
	August 4, 2018
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$64,794		$22,543		$87,337
Travel	41,182		9,050		50,232
Accessories	35,940		8,583		44,523
Home	10,314		836		11,150
Other	4,323	(1)	2,651	(2)	6,974
Total net revenues	$156,553	(3)	$43,663	(4)	$200,216

(1) Primarily includes net revenues from stationery, apparel/footwear, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $41.9 million of net revenues related to product sales recognized at a point in time and $1.8 million of net revenues related to sales-based royalties recognized over time.
Contract Balances
Contract liabilities as of August 4, 2018, consisted of $1.2 million of unearned revenue related to unredeemed gift cards and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company did not have contract assets as of August 4, 2018.
The balance for accounts receivable from contracts with customers, net of allowances, as of August 4, 2018 was $21.7 million, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.1 million for the twenty-six weeks ended August 4, 2018.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Performance Obligations
The performance obligations for the Direct and Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The Indirect segment also includes the right to access the Company’s intellectual property (“IP”).
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of August 4, 2018.
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
Transaction Price and Amounts Allocated to Performance Obligations.
The transaction price is the amount of consideration the Company expects to be entitled to in a sales transaction. The transaction price is net of discounts, estimated variable consideration (if any), and any customer allowances offered or estimated, including those offered to certain Indirect retailers based on various contract terms. The transaction price also is net of allowances for product returns, which the Company is able to reasonably estimate based upon historical experience. The transaction price is allocated to each performance obligation in the contract based upon the standalone selling price.
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
Significant Financing Components
The Company does not adjust for the time value of money as the majority of its contracts have an original expected duration of one year or less; contracts that are greater than one year are related to net revenues that are constrained until the subsequent sales occur. The net revenues associated with these contracts are immaterial, and the Company does not adjust for the time value of money.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Numerator:
Net income (loss)	$9,282	$2,193	$7,912	$(1,856)
Denominator:
Weighted-average number of common shares (basic)	35,540	36,122	35,536	36,178
Dilutive effect of stock-based awards	195	36	197	—
Weighted-average number of common shares (diluted)	35,735	36,158	35,733	36,178
Net income (loss) per share:
Basic	$0.26	$0.06	$0.22	$(0.05)
Diluted	$0.26	$0.06	$0.22	$(0.05)
For the thirteen weeks ended August 4, 2018 and July 29, 2017, and the twenty-six weeks ended August 4, 2018, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.
For the twenty-six weeks ended July 29, 2017, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of August 4, 2018 and February 3, 2018, approximated their fair values.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table details the fair value measurements of the Company's investments as of August 4, 2018 and February 3, 2018 (in thousands):

	Level 1		Level 2		Level 3
	August 4, 2018	February 3, 2018	August 4, 2018	February 3, 2018	August 4, 2018	February 3, 2018
Cash equivalents(1)	$107	$1,889	$12,270	$4,058	$—	$—
Short-term investments:
Certificate of deposit	—	—	25,044	25,032	—	—
Non-U.S. corporate debt securities	—	—	8,075	6,451	—	—
U.S. corporate debt securities	—	—	7,386	8,727	—	—
Municipal securities	—	—	6,127	12,942	—	—
U.S. treasury securities	3,102	—	—	—	—	—
Commercial paper	—	—	3,010	998	—	—
Long-term investments:
Non-U.S. corporate debt securities	—	—	4,335	2,775	—	—
Municipal securities	—	—	3,991	5,098	—	—
U.S. corporate debt securities	—	—	2,665	4,543	—	—
U.S. treasury securities	—	3,099	—	—	—	—

(1) Cash equivalents include commercial paper, municipal securities, and a money market fund that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.

The Company has certain assets that are measured on a non-recurring basis under circumstances and events described in Note 12 herein. The categorization of the framework to price these assets are within Level 3 due to the subjective nature of unobservable inputs.

5.	Debt
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent (the “Prior Credit Agreement”). The Prior Credit Agreement provided for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which could be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). On October 20, 2017, VBD entered into Amendment No. 2 to the Prior Credit Agreement to modify certain financial and restrictive covenants.
Amounts outstanding under the Prior Credit Agreement bore interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR was the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR meant LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Prior Credit Agreement was to mature on July 15, 2020.
VBD's obligations under the Prior Credit Agreement were guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Prior Credit Agreement were secured by first priority security interests in all of the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Prior Credit Agreement, as amended, contained various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Prior Credit Agreement. The Company was also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Prior Credit Agreement), and a limit on capital expenditures. Upon an event of default, which included certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Prior Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders could accelerate amounts outstanding, terminate the agreement and foreclose on all collateral.
As of August 4, 2018 and February 3, 2018, the Company had no borrowings outstanding and availability of $125.0 million under its Prior Credit Agreement.
Subsequent to the end of the quarter, VBD entered into an asset based revolving credit agreement. Concurrently with entering into the new credit agreement, the Prior Credit Agreement detailed above was terminated. Refer to Note 14 herein for additional information regarding the new credit agreement.

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
The effective tax rate for the thirteen weeks ended August 4, 2018, was 24.4%, compared to 42.4% for the thirteen weeks ended July 29, 2017. The year-over-year effective tax rate decrease was primarily due to a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate.
The effective tax rate for the twenty-six weeks ended August 4, 2018, was 25.4%, compared to (93.3)% for the twenty-six weeks ended July 29, 2017. The year-over-year effective tax rate decrease was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation, and a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate.

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
Awards of Restricted Stock Units
During the thirteen weeks ended August 4, 2018, the Company granted 66,069 time-based and performance-based restricted stock units with an aggregate fair value of $0.9 million to certain employees under the 2010 Equity and Incentive Plan. The Company did not grant time-based or performance-based restricted stock units in the same period of the prior year.
During the twenty-six weeks ended August 4, 2018, the Company granted 475,214 time-based and performance-based restricted stock units with an aggregate fair value of $5.2 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 506,572 time-based and performance-based restricted stock units with an aggregate fair value of $4.7 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended August 4, 2018 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 3, 2018	401	$12.38	363	$13.83
Granted	284	11.09	191	10.94
Vested	(209)	12.23	(20)	16.06
Forfeited	(10)	11.04	(77)	15.32
Nonvested units outstanding at August 4, 2018	466	$11.69	457	$12.28
As of August 4, 2018, there was $6.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years, subject to meeting performance conditions.

8.	Commitments and Contingencies
Payment Card Incident
Description of Event
On September 15, 2016, the Company received information from law enforcement regarding a potential data security issue related to its retail store network. Findings from the investigation showed unauthorized access to the Company's

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
The Company timely resolved this incident and continues to work with a computer security firm to further strengthen the security of its systems to help prevent events of this nature from happening in the future. The Company promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards. Claims have been received from payment card networks for this incident and are all expected to be covered by the Company's insurance, as described below. The Company also received inquiries from the states of New Jersey and Indiana regarding the incident. The Company continues to be in discussions with Indiana regarding the incident.
Expenses Incurred and Amounts Accrued
During the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, the Company recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident. There were no incremental expenses associated with the claims received in fiscal 2019 or fiscal 2018 as they were, or are expected to be, reimbursed under the Company's insurance coverage.
Future Costs
The Company does not believe that the amounts to be paid with respect to any remaining matters will have a material adverse effect on its financial condition and operating results taken as a whole.
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
The Company purchased 252,201 shares at an average price of $14.24 per share, excluding commissions, for an aggregate amount of $3.6 million during the thirteen and twenty-six weeks ended August 4, 2018, under the 2015 Share Repurchase Program. As of August 4, 2018, there was $9.8 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program.
As of August 4, 2018, the Company held as treasury shares 5,894,686 shares of its common stock at an average price of $13.60 per share, excluding commissions, for an aggregate carrying amount of $80.2 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

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
The SG&A expense reductions include right-sizing the Company’s corporate infrastructure to better align with the size of the business, lowering marketing spending by focusing on efficiencies, and taking a more aggressive stance on closing underperforming full-line stores. These SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right-sizing the corporate infrastructure. The majority of the product and pricing initiatives are being completed in the current fiscal year. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during the thirteen and twenty-six weeks ended August 4, 2018.
There were $2.3 million ($1.5 million after the associated tax benefit) of Vision 20/20-related charges during the thirteen and twenty-six weeks ended July 29, 2017, for strategic consulting expenses recognized within corporate unallocated expenses.
There were $1.6 million of cash payments made during fiscal 2019 for severance charges and no liabilities remaining for Vision 20/20-related charges as of August 4, 2018.
Other Charges
Thirteen Weeks Ended July 29, 2017
Other charges recognized in SG&A expenses during the thirteen weeks ended July 29, 2017 totaled $1.5 million ($0.9 million after the associated tax benefit). These pre-tax charges consisted of $1.2 million in severance charges (recognized within corporate unallocated expenses) and $0.3 million for a net lease termination charge (recognized within the Direct segment).
Twenty-Six Weeks Ended July 29, 2017
Other charges recognized in SG&A expenses during the twenty-six weeks ended July 29, 2017 totaled $2.8 million ($1.7 million after the associated tax benefit). These pre-tax charges consisted of $2.5 million in severance charges (recognized within corporate unallocated expenses) and $0.3 million for a net lease termination charge (recognized within the Direct segment).
These charges were recognized before the implementation of Vision 20/20.

11.	Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of August 4, 2018 and February 3, 2018, these investments in the Company's portfolio consisted of commercial paper, municipal securities, and a money market fund.
Short-Term Investments
As of August 4, 2018 and February 3, 2018, short-term investments consisted of a certificate of deposit, U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of August 4, 2018, also included U.S. treasury securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company held $52.7 million and $54.2 million in short-term investments as of August 4, 2018 and February 3, 2018, respectively. The following table summarizes the Company's short-term investments (in thousands):

	August 4, 2018	February 3, 2018
Certificate of deposit	$25,044	$25,032
Non-U.S. corporate debt securities	8,075	6,451
U.S. corporate debt securities	7,386	8,727
Municipal securities	6,127	12,942
U.S. treasury securities	3,102	—
Commercial paper	3,010	998
Total short-term investments	$52,744	$54,150
Long-Term Investments
As of August 4, 2018 and February 3, 2018, long-term investments consisted of U.S. and non-U.S. corporate debt securities and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of February 3, 2018 also included U.S. treasury securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $11.0 million and $15.5 million in long-term investments as of August 4, 2018 and February 3, 2018, respectively. The following table summarizes the Company's long-term investments (in thousands):

	August 4, 2018	February 3, 2018
Non-U.S. corporate debt securities	$4,335	$2,775
Municipal securities	3,991	5,098
U.S. corporate debt securities	2,665	4,543
U.S. treasury securities	—	3,099
Total long-term investments	$10,991	$15,515
There were no material gross unrealized gains or losses on available-for-sale debt securities as of August 4, 2018 and February 3, 2018.

12.	Property, Plant, and Equipment
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, typically determined by an estimated discounted cash flow analysis of the asset. There were no impairment charges recorded during the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017.

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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Segment net revenues:
Direct	$91,021	$89,342	$156,553	$158,179
Indirect	22,604	23,076	43,663	50,374
Total	$113,625	$112,418	$200,216	$208,553
Segment operating income:
Direct	$22,318	$17,312	$29,608	$24,124
Indirect	8,827	7,832	17,111	17,278
Total	$31,145	$25,144	$46,719	$41,402
Reconciliation:
Segment operating income	$31,145	$25,144	$46,719	$41,402
Less:
Unallocated corporate expenses	(19,129)	(21,435)	(36,615)	(42,497)
Operating income (loss)	$12,016	$3,709	$10,104	$(1,095)

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

14.	Subsequent Event
On September 7, 2018, VBD, a wholly-owned subsidiary of the Company, entered into an asset based revolving Credit Agreement (the “New Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The New Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. The proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The New Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
Amounts outstanding under the New Credit Agreement bear interest at a per annum rate equal to either (i) for CBFR borrowings (including swingline loans), the CB Floating Rate, where the CB Floating Rate is the prime rate which shall never be less than the adjusted one month LIBOR rate on such day, plus the Applicable Rate, where the Applicable Rate is a percentage spread ranging from -1.00% to -1.50% or (ii) for each eurodollar borrowing, the Adjusted LIBO Rate, where the Adjusted LIBO Rate is the LIBO rate for such interest period multiplied by the statutory reserve rate, for the interest period in effect for such borrowing, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.00% to 1.30%. The applicable CB Floating Rate, Adjusted LIBO Rate, or LIBO Rate shall be determined by the administrative agent. The New Credit Agreement also requires VBD to pay a commitment fee for the unused portion of the revolving facility of up to 0.20% per annum.
VBD’s obligations under the New Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the New Credit Agreement are secured by substantially all of the respective assets of VBD, the Company, and the Named Subsidiaries and are further secured by the equity interests in VBD and the Named Subsidiaries.
The New Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the New Credit Agreement.
The New Credit Agreement also requires the Loan Parties to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the New Credit Agreement.
The New Credit Agreement contains customary events of default, including, among other things: (i) the failure to pay any principal, interest, or other fees under the New Credit Agreement; (ii) the making of any materially incorrect representation or warranty; (iii) the failure to observe or perform any covenant, condition, or agreement in the New Credit Agreement or related agreements; (iv) a cross default with respect to other material indebtedness; (v) bankruptcy and insolvency events; (vi) unsatisfied material final judgments; (vii) Employee Retirement Income Security Act of 1974 (“ERISA”) events that could reasonably be expected to have a material adverse effect; and (viii) a change in control (as defined in the New Credit Agreement).
Any commitments made under the New Credit Agreement mature on September 7, 2023. There were no material fees or expenses associated with the New Credit Agreement.
On September 7, 2018, concurrently with entering into the New Credit Agreement, the Prior Credit Agreement dated as of July 15, 2015, among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent was terminated. The Prior Credit Agreement provided for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended August 4, 2018, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the second quarter of fiscal 2019:
Strategic Progress

•
We reduced the clearance activity in our full-line stores and on verabradley.com (excluding our online outlet site) by approximately 70% compared to the prior-year period and hosted three flash sale events on our online outlet site during the quarter.

•	We increased comparable full-price selling in our full-line stores and on verabradey.com (excluding our online outlet site) by over 30%.

•
We continued to focus on increasing brand awareness through our “digital first” strategy by focusing our marketing on high-quality placements and targeted digital efforts, with an emphasis on full-price offerings.

•	We continued to test our “customer journeys” program during the quarter, where our best customers receive special recognition throughout the year.

•	During the second quarter, we strengthened our store base by opening two factory outlet stores in Hershey, Pennsylvania and Tinton Falls, New Jersey and closing one underperforming full-line store.

•	We increased our cash and investment balance by over $40 million to $144.8 million compared to the second quarter of fiscal 2018.
Financial Summary (all comparisons are to the second quarter of fiscal 2018)

•	Net revenues increased 1.1% to $113.6 million.

•	Direct segment sales increased 1.9% to $91.0 million. Comparable sales decreased 4.9%.

•	Indirect segment sales decreased 2.0% to $22.6 million.

•	Gross profit was $65.7 million, or 57.9% of net revenue.

•	Operating income was $12.0 million and net income was $9.3 million, or $0.26 per diluted share.

•	Capital expenditures for the thirteen weeks totaled $2.2 million.

•	Cash and cash equivalents and investments were $144.8 million at August 4, 2018.
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

Net Income (Loss)
Net income (loss) is equal to operating income (loss) plus net interest income less income taxes.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Statement of Operations Data:
Net revenues	$113,625	$112,418	$200,216	$208,553
Cost of sales	47,885	49,125	85,860	92,560
Gross profit	65,740	63,293	114,356	115,993
Selling, general, and administrative expenses	53,770	59,747	104,475	117,518
Other income	46	163	223	430
Operating income (loss)	12,016	3,709	10,104	(1,095)
Interest income, net	(259)	(96)	(502)	(135)
Income (loss) before income taxes	12,275	3,805	10,606	(960)
Income tax expense	2,993	1,612	2,694	896
Net income (loss)	$9,282	$2,193	$7,912	$(1,856)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.1%	43.7%	42.9%	44.4%
Gross profit	57.9%	56.3%	57.1%	55.6%
Selling, general, and administrative expenses	47.3%	53.1%	52.2%	56.3%
Other income	—%	0.1%	0.1%	0.2%
Operating income (loss)	10.6%	3.3%	5.0%	(0.5)%
Interest income, net	(0.2)%	(0.1)%	(0.3)%	(0.1)%
Income (loss) before income taxes	10.8%	3.4%	5.3%	(0.5)%
Income tax expense	2.6%	1.4%	1.3%	0.4%
Net income (loss)	8.2%	2.0%	4.0%	(0.9)%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net Revenues by Segment:
Direct	$91,021	$89,342	$156,553	$158,179
Indirect	22,604	23,076	43,663	50,374
Total	$113,625	$112,418	$200,216	$208,553
Percentage of Net Revenues by Segment:
Direct	80.1%	79.5%	78.2%	75.8%
Indirect	19.9%	20.5%	21.8%	24.2%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Operating Income (Loss) by Segment:
Direct	$22,318	$17,312	$29,608	$24,124
Indirect	8,827	7,832	17,111	17,278
Less: Corporate unallocated	(19,129)	(21,435)	(36,615)	(42,497)
Total	$12,016	$3,709	$10,104	$(1,095)
Operating Income as a Percentage of Net Revenues by Segment:
Direct	24.5%	19.4%	18.9%	15.3%
Indirect	39.1%	33.9%	39.2%	34.3%
Store Data (1):
Total stores opened during period	2	—	6	3
Total stores closed during period	(1)	(1)	(5)	(1)
Total stores open at end of period	161	161	161	161
Comparable sales (including e-commerce) decrease (2)	(4.9)%	(4.3)%	(6.4)%	(7.8)%
Total gross square footage at end of period (all stores)	387,962	376,594	387,962	376,594
Average net revenues per gross square foot (3)	$185	$172	$306	$293

(1)	Includes our full-line and factory outlet stores.

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
We have timely resolved this incident and continue to work with a computer security firm to further strengthen the security of our system to help prevent events of this nature from happening in the future. We promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards. Claims have been received from payment card networks for this incident and are expected to be covered by our insurance, as described below. We also received inquiries from the states of New Jersey and Indiana regarding the incident. We continue to be in discussions with Indiana regarding the incident.
Expenses Incurred and Amounts Accrued
During the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, we recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident. There were no incremental expenses associated with the claims received in fiscal 2019 or fiscal 2018 as they were, or are expected to be, reimbursed under our insurance coverage.

Future Costs
We do not believe that the amounts to be paid with respect to any remaining matters will have a material adverse effect on our financial condition and operating results taken as a whole.
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
The product and pricing initiatives include restoring our full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in our full-line stores; streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs from our assortment; and introducing tighter guardrails around new categories, patterns, and pricing. We expect fiscal 2019 revenues will be negatively impacted by these initiatives by $35.0 million to $45.0 million from fiscal 2018 levels.
The SG&A expense reduction initiatives include right sizing our corporate infrastructure to better align with the size of the business, lowering our marketing spending by focusing on efficiencies while keeping our most loyal customer engaged, and taking a more aggressive stance on reducing store operating costs and closing underperforming full-line stores. We expect to reduce annual SG&A expenses by up to $30.0 million (off of our fiscal 2017 base level and excluding severance, store impairment, and Vision 20/20 charges from all periods). We expect that $21.0 million to $25.0 million of the annualized SG&A expense reductions will be made by the end of fiscal 2019. We are forecasting to close up to 45 full-line stores by the end of fiscal 2021, primarily as leases expire. We have closed 10 full-line stores since fiscal 2018.
The implementation of the plan began in the third quarter of fiscal 2018, with the majority of the product and pricing initiatives being completed in the current fiscal year. The SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right sizing our corporate infrastructure. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during the thirteen or twenty-six weeks ended August 4, 2018.
There were $2.3 million ($1.5 million after the associated tax benefit) of Vision 20/20-related charges during the thirteen and twenty-six weeks ended July 29, 2017, for strategic consulting expenses recognized within corporate unallocated expenses.
Other Charges Affecting Comparability of the Thirteen and Twenty-Six Weeks Ended August 4, 2018, and July 29, 2017
Thirteen Weeks Ended July 29, 2017
Other charges recognized in SG&A expenses during the thirteen weeks ended July 29, 2017, totaled $1.5 million (0.9 million after the associated tax benefit). These pre-tax charges consisted of $1.2 million in severance charges (recognized within corporate unallocated expenses) and $0.3 million for a net lease termination charge (recognized within the Direct segment).
Twenty-Six Weeks Ended July 29, 2017
Other charges recognized in SG&A expenses during the twenty-six weeks ended July 29, 2017 totaled $2.8 million ($1.7 million after the associated tax benefit). These pre-tax charges consisted of $2.5 million in severance charges (recognized within corporate unallocated expenses) and $0.3 million for a net lease termination charge (recognized within the Direct segment).
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
Thirteen Weeks Ended August 4, 2018, Compared to Thirteen Weeks Ended July 29, 2017
Net Revenues
For the thirteen weeks ended August 4, 2018, net revenues increased $1.2 million, or 1.1%, to $113.6 million, from $112.4 million in the comparable prior-year period. The adoption of ASC 606 benefited the current-year period by $1.3 million.
Direct. For the thirteen weeks ended August 4, 2018, net revenues in the Direct segment increased $1.7 million, or 1.9%, to $91.0 million, from $89.3 million in the comparable prior-year period. The current-year Direct segment net revenues reflect a shift in certain promotional events from the third quarter in the prior-year to the second quarter in the current-year. This shift resulted in approximately $6.0 million in net revenues in the current-year period. Our non-comparable stores, which included six additional factory outlet stores opened in the current fiscal year, contributed $5.9 million of revenue, which was partially offset by a comparable sales decrease (including the promotional event shift) of $4.3 million, or 4.9%. The decrease in comparable sales includes a 23.1% decrease in e-commerce sales and a 1.7% increase in comparable store sales. Comparable sales (particularly for verabradley.com) were negatively impacted by the planned reduction in clearance activity.
The adoption of ASC 606 benefited Direct segment net revenues in the current-year period by $0.5 million primarily due to the timing of shipments to customers.
Indirect. For the thirteen weeks ended August 4, 2018, net revenues in the Indirect segment decreased $0.5 million, or 2.0%, to $22.6 million, from $23.1 million in the comparable prior-year period. This change was primarily due to a decline in orders from certain of the Company's key accounts.
The adoption of ASC 606 benefited Indirect segment net revenues in the current-year period by $0.8 million primarily due to the timing of shipments to customers as a result of changes in the frequency of product launches compared to the prior-year period.
Gross Profit
For the thirteen weeks ended August 4, 2018, gross profit increased $2.4 million, or 3.9%, to $65.7 million, from $63.3 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.9% for the thirteen weeks ended August 4, 2018, from 56.3% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to reduced clearance activity and increased full-price selling on verabradley.com and in our full-line stores, freight and shipping savings, channel mix changes, and a reduction in product costs. The prior-year period included certain reserves taken against slow-moving inventory that did not recur in the current year.
The adoption of ASC 606 benefited the current-year period gross profit by $0.8 million primarily due to the factors described above.
Selling, General, and Administrative Expenses
For the thirteen weeks ended August 4, 2018, SG&A expenses decreased $5.9 million, or 10.0%, to $53.8 million, from $59.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 47.3% for the thirteen weeks ended August 4, 2018, from 53.1% in the comparable prior-year period. The decrease in SG&A expenses for the thirteen weeks ended August 4, 2018 was primarily due to expenses incurred in the prior-year period that did not recur in the current-year period, including $2.3 million in strategic consulting charges and $1.2 million in severance expenses. In addition, there were approximately $2.0 million in expense reductions due in part to expense management strategies associated with Vision 20/20, including a $0.7 million decrease in depreciation expense and a $0.5 million decrease in employee-related expenses. SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned expense savings.

Other Income
For the thirteen weeks ended August 4, 2018, other income decreased $0.1 million, or 71.8%, to $0.1 million, from $0.2 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.
Operating Income
For the thirteen weeks ended August 4, 2018, operating income increased $8.3 million, or 224.0%, to $12.0 million in the current-year period, from $3.7 million in the comparable prior-year period. As a percentage of net revenues, operating income was 10.6% and 3.3% for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. Operating income increased due to the factors described above.
The adoption of ASC 606 benefited the current-year period operating income by $0.8 million due to the factors described above.
Direct. For the thirteen weeks ended August 4, 2018, operating income in the Direct segment increased $5.0 million, or 28.9%, to $22.3 million from $17.3 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 24.5% and 19.4% for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to a reduction of $1.5 million in employee-related expenses, a reduction of $0.4 million in depreciation expense primarily as a result of prior-year store impairment charges, and other expense savings of approximately $1.0 million, due in part to expense management strategies associated with Vision 20/20. In addition, there was an increase in gross margin as a percentage of net revenues, as described above.
The adoption of ASC 606 benefited the current-year period Direct segment operating income by $0.3 million due to the factors described above.
Indirect. For the thirteen weeks ended August 4, 2018, operating income in the Indirect segment increased $1.0 million, or 12.7%, to $8.8 million from $7.8 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.1% and 33.9% for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues and a reduction in employee-related expenses, as described above.
The adoption of ASC 606 benefited the current-year period Indirect segment operating income by $0.5 million due to the factors described above.
Corporate Unallocated. For the thirteen weeks ended August 4, 2018, unallocated expenses decreased $2.3 million, or 10.8%, to $19.1 million from $21.4 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to expenses from the prior-year period that did not recur in the current-year period, including $2.3 million in strategic consulting charges and $1.2 million in severance charges, partially offset by a $1.6 million increase in incentive compensation expense primarily as a result of Company performance.
Income Tax Expense
The effective tax rate for the thirteen weeks ended August 4, 2018, was 24.4%, compared to 42.4% for the thirteen weeks ended July 29, 2017. The year-over year effective tax rate decrease was primarily due to a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate to 21% from 35%.
Net Income
For the thirteen weeks ended August 4, 2018, net income increased $7.1 million, or 323.3%, to $9.3 million from $2.2 million in the comparable prior-year period. The prior-year period included strategic consulting charges of $2.3 million, severance charges of $1.2 million, and a net lease termination charge of $0.3 million ($2.4 million collectively after the associated tax benefit) that did not recur in the current-year period.
The adoption of ASC 606 benefited the current-year period net income by $0.6 million due to the factors described above.
Twenty-Six Weeks Ended August 4, 2018, Compared to Twenty-Six Weeks Ended July 29, 2017
Net Revenues
For the twenty-six weeks ended August 4, 2018, net revenues decreased $8.4 million, or 4.0%, to $200.2 million, from $208.6 million in the comparable prior-year period. The adoption of ASC 606 benefited the current-year period by $2.9 million.

Direct. For the twenty-six weeks ended August 4, 2018, net revenues in the Direct segment decreased $1.6 million, or 1.0%, to $156.6 million, from $158.2 million in the comparable prior-year period. The current-year Direct segment net revenues reflect a shift in certain promotional events from the third quarter in the prior-year to the second quarter in the current-year. This shift resulted in approximately $6.0 million in net revenues in the current-year period. Our non-comparable stores contributed $7.7 million of revenue, which included six additional factory outlet stores opened in the current fiscal year, which was more than offset by a comparable sales decrease (including the promotional event shift) of $9.4 million, or 6.4%. The decrease in comparable sales includes a 22.2% decrease in e-commerce sales and a 0.5% decrease in comparable store sales. Comparable sales (particularly for verabradley.com) were negatively impacted by the planned reduction in clearance activity.
The adoption of ASC 606 benefited Direct segment net revenues in the current-year period by $0.3 million primarily due to the timing of shipments to customers.
Indirect. For the twenty-six weeks ended August 4, 2018, net revenues in the Indirect segment decreased $6.7 million, or 13.3%, to $43.7 million, from $50.4 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts.
The adoption of ASC 606 benefited Indirect segment net revenues in the current-year period by $2.6 million primarily due to the timing of shipments to customers as a result of changes in the frequency of product launches compared to the prior-year period.
Gross Profit
For the twenty-six weeks ended August 4, 2018, gross profit decreased $1.6 million, or 1.4%, to $114.4 million, from $116.0 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.1% for the twenty-six weeks ended August 4, 2018, from 55.6% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to reduced clearance activity and increased full-price selling on verabradley.com and in our full-line stores, freight and shipping savings, channel mix changes, and a reduction in product costs. The prior-year second quarter included certain reserves taken against slow-moving inventory that did not recur in the current year.
The adoption of ASC 606 benefited the current-year period gross profit by $1.8 million primarily due to the factors described above.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended August 4, 2018, SG&A expenses decreased $13.0 million, or 11.1%, to $104.5 million, from $117.5 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 52.2% for the twenty-six weeks ended August 4, 2018, from 56.3% in the comparable prior-year period. The decrease in SG&A expenses for the twenty-six weeks ended August 4, 2018 was primarily due to approximately $7.9 million in expense reductions due in part to expense management strategies associated with Vision 20/20, including a $3.2 million decrease in employee-related expenses, a $1.3 million decrease in depreciation expenses, and a $1.2 million decrease in advertising expenses. In addition, expenses incurred in the prior-year period that did not recur in the current-year period provided savings of approximately $4.8 million, of which $2.5 million related to severance expenses and $2.3 million related to strategic consulting charges. SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned expense savings, partially offset by SG&A expense deleverage associated with lower sales.
Other Income
For the twenty-six weeks ended August 4, 2018, other income decreased $0.2 million, or 48.1%, to $0.2 million, from $0.4 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.
Operating Income (Loss)
For the twenty-six weeks ended August 4, 2018, operating income (loss) increased $11.2 million, or 1,022.7%, to $10.1 million in the current-year period, from $(1.1) million in the comparable prior-year period. As a percentage of net revenues, operating income (loss) was 5.0% and (0.5)% for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. Operating income (loss) increased due to the factors described above.
The adoption of ASC 606 benefited the current-year period operating income by $1.8 million due to the factors described above.
Direct. For the twenty-six weeks ended August 4, 2018, operating income in the Direct segment increased $5.5 million, or 22.7%, to $29.6 million from $24.1 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 18.9% and 15.3% for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The increase in operating income as a percentage of Direct segment net revenues was due in part to expense management strategies associated with Vision 20/20, including a $2.5 million reduction in employee-related expenses and $2.7 million in other expense savings, which contained a reduction of $0.9 million in depreciation expense primarily as a result of prior-year store impairment charges. In addition, there was an increase in gross margin as a percentage of net revenues. These benefits were partially offset by deleverage of SG&A expenses as a result of lower sales.
The adoption of ASC 606 benefited the current-year period Direct segment operating income by $0.3 million due to the factors described above.
Indirect. For the twenty-six weeks ended August 4, 2018, operating income in the Indirect segment decreased $0.2 million, or 1.0%, to $17.1 million from $17.3 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.2% and 34.3% for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues and a reduction in employee-related expenses, as described above, partially offset by deleverage of SG&A expenses as a result of lower sales.
The adoption of ASC 606 benefited the current-year period Indirect segment operating income by $1.5 million due to the factors described above.
Corporate Unallocated. For the twenty-six weeks ended August 4, 2018, unallocated expenses decreased $5.9 million, or 13.8%, to $36.6 million from $42.5 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to expenses from the prior-year period that did not recur in the current-year period, including $2.5 million in severance charges and $2.3 million in strategic consulting charges. In addition, there were approximately $2.5 million in expense savings due in part to expense management strategies associated with Vision 20/20, including a $1.1 million reduction in advertising expenses. These savings were partially offset by an increase in incentive compensation expense of approximately $1.1 million primarily as a result of Company performance.
Income Tax Expense
The effective tax rate for the twenty-six weeks ended August 4, 2018, was 25.4%, compared to (93.3)% for the twenty-six weeks ended July 29, 2017. The year-over year effective tax rate decrease was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation, and a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate to 21% from 35%.
Net Income (Loss)
For the twenty-six weeks ended August 4, 2018, net income (loss) increased $9.8 million, or 526.3%, to $7.9 million from $(1.9) million in the comparable prior-year period. The prior-year period included severance charges of $2.5 million, strategic consulting charges of $2.3 million, and a net lease termination charge of $0.3 million ($3.3 million collectively after the associated tax benefit) that did not recur in the current-year period.
The adoption of ASC 606 benefited the current-year period net income by $1.4 million due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also had access to additional liquidity, if needed, through borrowings under our $125.0 million second amended and restated credit agreement (the “Prior Credit Agreement”) through September 6, 2018. There were no borrowings under this agreement during the twenty-six weeks ended August 4, 2018, and there was no debt outstanding as of August 4, 2018. Subsequent to the end of the quarter, on September 7, 2018, the Company entered into a $75.0 million asset based revolving credit agreement (the “New Credit Agreement”) and at the same time terminated its Prior Credit Agreement. For additional information regarding the New Credit Agreement, refer to Note 14 to the Notes to the Condensed Consolidated Financial Statements herein. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our New Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of August 4, 2018 and February 3, 2018, these investments in our portfolio consisted of commercial paper, municipal securities, and a money market fund.
Short-Term Investments. As of August 4, 2018 and February 3, 2018, short-term investments consisted of a certificate of deposit, U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of August 4, 2018 also included U.S. treasury securities.
Long-Term Investments. As of August 4, 2018 and February 3, 2018, long-term investments consisted of U.S. and non-U.S. corporate debt securities and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of February 3, 2018 also included U.S. treasury securities.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Net cash provided by (used in) operating activities	$16,610	$(4,118)
Net cash used in investing activities	(230)	(12,005)
Net cash used in financing activities	(4,049)	(3,873)
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
Net cash provided by operating activities for the twenty-six weeks ended August 4, 2018, was $16.6 million compared to net cash used in operating activities of $(4.1) million for the twenty-six weeks ended July 29, 2017. The increase in cash provided by operating activities was primarily a result of an increase in net income of $9.8 million, as well as the change in accounts payable, income taxes, and inventories, partially offset by the change in accounts receivable.
The accounts payable change resulted in a source of cash of $1.5 million in the current-year period as compared to a use of cash of $14.7 million in the comparable prior-year period. In addition, the change in inventories resulted in a source of cash of $1.3 million as compared to a use of cash of $1.8 million in the comparable prior-year period. The decrease in cash used for accounts payable and inventories was primarily due to a reduction in inventory purchases, as well as timing of inventory purchases. The change in income taxes resulted in a source of cash of $1.9 million as compared to a use of cash of $2.0 million in the comparable prior-year period, which was primarily due to the increase in income before income taxes in the current-year period and the timing of income tax payments. These increases in operating cash were partially offset by the change in accounts receivable which resulted in a use of cash of $9.5 million as compared to a source of cash of $3.6 million in the comparable prior-year period, primarily as a result of the timing of product launches and a lower amount of tenant-improvement allowances received from landlords under our store leases.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $0.2 million and $12.0 million for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The decrease in cash used in investing activities was primarily a result of net investment activity in the current-year period compared to the comparable prior-year period.

Capital expenditures for fiscal 2019 are expected to be approximately $10.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $4.0 million and $3.9 million for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The increase in cash used in financing activities was primarily due an increase in cash purchases of our common stock under the 2015 Share Repurchase Plan.
Second Amended and Restated Credit Agreement and the New Credit Agreement
On July 15, 2015, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent (the “Prior Credit Agreement”). The Prior Credit Agreement provided for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which could be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”).
Amounts outstanding under the Prior Credit Agreement bore interest, at VBD's option, at a per annum rate equal to either (A) the Alternate Base Rate (“ABR”) plus the Applicable Margin, where the ABR was the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, and (iii) Adjusted LIBOR for a one-month interest period plus 1%, and the Applicable Margin is a percentage ranging from 0.00% to 0.70% depending upon the Company's leverage ratio or (B) Adjusted LIBOR plus the Applicable Margin, where Adjusted LIBOR meant LIBOR, as adjusted for statutory reserve requirements for eurocurrency liabilities, and Applicable Margin is a percentage ranging from 1.00% to 1.70% depending upon the Company's leverage ratio. Any loans made, or letters of credit issued, pursuant to the Prior Credit Agreement was to mature on July 15, 2020. As of August 4, 2018, the Company had no borrowings outstanding and availability of $125.0 million under the agreement.
VBD's obligations under the Prior Credit Agreement were guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Prior Credit Agreement were secured by first priority security interests in all of the respective assets of VBD, the Company, and the Named Subsidiaries and a pledge of the equity interests of VBD and the Named Subsidiaries.
The Prior Credit Agreement, as amended, contained various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to stockholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Prior Credit Agreement. The Company was also required to comply with certain financial and non-financial covenants, including maintaining a maximum leverage ratio, a minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Prior Credit Agreement), and a limit on capital expenditures. Upon an event of default, which included certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, a material adverse change (as defined in the Prior Credit Agreement), defaults under other material indebtedness, and a change in control, the lenders could accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. On October 20, 2017, VBD entered into Amendment No. 2 (the “Amendment”) to the Prior Credit Agreement. The Amendment modified the ratio requirements of certain financial covenants in the Prior Credit Agreement including the maximum leverage ratio and the minimum ratio of EBITDAR to the sum of interest expense plus rentals (as defined in the Prior Credit Agreement). The Amendment also modified certain restrictive covenants including the acquisition of investments and the limit of investments in foreign subsidiaries. The Company was in compliance with these covenants as of August 4, 2018.
On September 7, 2018, VBD, a wholly-owned subsidiary of the Company, entered into an asset based revolving Credit Agreement (the “New Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The New Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. The proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The New Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
Amounts outstanding under the New Credit Agreement bear interest at a per annum rate equal to either (i) for CBFR borrowings (including swingline loans), the CB Floating Rate, where the CB Floating Rate is the prime rate which shall never be less than the adjusted one month LIBOR rate on such day, plus the Applicable Rate, where the Applicable Rate is a percentage spread ranging from -1.00% to -1.50% or (ii) for each eurodollar borrowing, the Adjusted LIBO Rate, where the Adjusted LIBO Rate is the LIBO rate for such interest period multiplied by the statutory reserve rate, for the interest period in effect for such borrowing, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.00% to 1.30%. The applicable CB Floating Rate, Adjusted LIBO Rate, or LIBO Rate shall be determined by the administrative agent. The New Credit Agreement also requires VBD to pay a commitment fee for the unused portion of the revolving facility of up to 0.20% per annum.
VBD’s obligations under the New Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the New Credit Agreement are secured by substantially all of the respective assets of VBD, the Company, and the Named Subsidiaries and are further secured by the equity interests in VBD and the Named Subsidiaries.
The New Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the New Credit Agreement.
The New Credit Agreement also requires the Loan Parties to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the New Credit Agreement.
The New Credit Agreement contains customary events of default, including, among other things: (i) the failure to pay any principal, interest, or other fees under the New Credit Agreement; (ii) the making of any materially incorrect representation or warranty; (iii) the failure to observe or perform any covenant, condition, or agreement in the New Credit Agreement or related agreements; (iv) a cross default with respect to other material indebtedness; (v) bankruptcy and insolvency events; (vi) unsatisfied material final judgments; (vii) Employee Retirement Income Security Act of 1974 (“ERISA”) events that could reasonably be expected to have a material adverse effect; and (viii) a change in control (as defined in the New Credit Agreement).
Any commitments made under the New Credit Agreement mature on September 7, 2023.
On September 7, 2018, concurrently with entering into the New Credit Agreement, the Prior Credit Agreement dated as of July 15, 2015, among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent was terminated. The Prior Credit Agreement provided for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018. With the exception of revenue recognition, there were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of August 4, 2018.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 4, 2018, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 4, 2018.
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
The Company purchased 252,201 shares at an average price of $14.24 per share, excluding commissions, for an aggregate amount of $3.6 million during the thirteen and twenty-six weeks ended August 4, 2018, under the 2015 Share Repurchase Program.
Details regarding the activity under the program during the thirteen weeks ended August 4, 2018 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
May 6, 2018 - June 2, 2018	—	$—	—	$13,422,471
June 3, 2018 - July 7, 2018	202,500	14.43	202,500	10,501,306
July 8, 2018 - August 4, 2018	49,701	13.50	49,701	9,830,549
	252,201	$14.24	252,201

ITEM 5.	OTHER INFORMATION
The following is intended to satisfy the Company’s Form 8-K disclosure requirements under Items 1.01, 1.02, and 2.03 by making timely disclosure under Item 5(a) of this Form 10-Q.
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of Vera Bradley, Inc. (the “Company”), entered into an asset based revolving Credit Agreement (the “New Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The New Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. The proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The New Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
Amounts outstanding under the New Credit Agreement bear interest at a per annum rate equal to either (i) for CBFR borrowings (including swingline loans), the CB Floating Rate, where the CB Floating Rate is the prime rate which shall never be less than the adjusted one month LIBOR rate on such day, plus the Applicable Rate, where the Applicable Rate is a percentage spread ranging from -1.00% to -1.50% or (ii) for each eurodollar borrowing, the Adjusted LIBO Rate, where the Adjusted LIBO Rate is the LIBO rate for such interest period multiplied by the statutory reserve rate, for the interest period in effect for such borrowing, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.00% to 1.30%. The applicable CB Floating Rate, Adjusted LIBO Rate, or LIBO Rate shall be determined by the administrative agent. The New Credit Agreement also requires VBD to pay a commitment fee for the unused portion of the revolving facility of up to 0.20% per annum.
VBD’s obligations under the New Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the New Credit Agreement are secured by substantially all of the respective assets of VBD, the Company, and the Named Subsidiaries and are further secured by the equity interests in VBD and the Named Subsidiaries.
The New Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the New Credit Agreement.
The New Credit Agreement also requires the Loan Parties to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the New Credit Agreement.
The New Credit Agreement contains customary events of default, including, among other things: (i) the failure to pay any principal, interest, or other fees under the New Credit Agreement; (ii) the making of any materially incorrect representation or warranty; (iii) the failure to observe or perform any covenant, condition, or agreement in the New Credit Agreement or related agreements; (iv) a cross default with respect to other material indebtedness; (v) bankruptcy and insolvency events; (vi) unsatisfied material final judgments; (vii) Employee Retirement Income Security Act of 1974 (“ERISA”) events that could reasonably be expected to have a material adverse effect; and (viii) a change in control (as defined in the New Credit Agreement).
Any commitments made under the New Credit Agreement mature on September 7, 2023.
On September 7, 2018, concurrently with entering into the New Credit Agreement, the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”) dated as of July 15, 2015, among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent was terminated. The Prior Credit Agreement provided for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million.
The foregoing description of the New Credit Agreement is qualified in its entirety by the full text of the New Credit Agreement, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Credit Agreement dated as of September 7, 2018 among Vera Bradley Designs, Inc., JPMorgan Chase Bank, N.A., and the lenders party thereto

10.2
Pledge and Security Agreement dated as of September 7, 2018 among Vera Bradley Designs, Inc., Vera Bradley, Inc., Vera Bradley International, LLC, Vera Bradley Sales, LLC, and JP Morgan Chase Bank, N.A.

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks ended August 4, 2018 and July 29, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended August 4, 2018 and July 29, 2017; (iii) Condensed Consolidated Balance Sheets as of August 4, 2018 and February 3, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended August 4, 2018 and July 29, 2017, and (v) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: September 12, 2018	/s/ John Enwright
John Enwright
Chief Financial Officer