Form 10-Q
period 2018-11-03
Vera Bradley, Inc.
filed 2018-12-12
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 3, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 34,666,924 shares of its common stock outstanding as of December 5, 2018.

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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	November 3, 2018	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$62,314	$68,751
Short-term investments	46,026	54,150
Accounts receivable, net	23,514	15,566
Inventories	96,275	87,838
Income taxes receivable	5,314	4,391
Prepaid expenses and other current assets	10,620	11,327
Total current assets	244,063	242,023
Property, plant, and equipment, net	79,936	86,463
Long-term investments	23,247	15,515
Deferred income taxes	4,687	5,385
Other assets	1,076	1,283
Total assets	$353,009	$350,669
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,651	$13,503
Accrued employment costs	9,587	13,616
Other accrued liabilities	13,733	12,343
Income taxes payable	1,292	812
Total current liabilities	39,263	40,274
Long-term liabilities	23,864	25,112
Total liabilities	63,127	65,386
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,282 and 41,102 shares issued and 34,856 and 35,459 shares outstanding, respectively	—	—
Additional paid-in-capital	94,342	91,192
Retained earnings	283,375	270,783
Accumulated other comprehensive loss	(143)	(114)
Treasury stock	(87,692)	(76,578)
Total shareholders’ equity	289,882	285,283
Total liabilities and shareholders’ equity	$353,009	$350,669
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net revenues	$97,688	$114,095	$297,904	$322,648
Cost of sales	40,536	50,266	126,396	142,826
Gross profit	57,152	63,829	171,508	179,822
Selling, general, and administrative expenses	51,866	63,511	156,341	181,029
Other income	57	144	280	574
Operating income (loss)	5,343	462	15,447	(633)
Interest income, net	(175)	(122)	(677)	(257)
Income (loss) before income taxes	5,518	584	16,124	(376)
Income tax expense	1,292	225	3,986	1,121
Net income (loss)	$4,226	$359	$12,138	$(1,497)

Basic weighted-average shares outstanding	35,219	35,885	35,431	36,081
Diluted weighted-average shares outstanding	35,496	35,959	35,654	36,081

Basic net income (loss) per share	$0.12	$0.01	$0.34	$(0.04)
Diluted net income (loss) per share	$0.12	$0.01	$0.34	$(0.04)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income (loss)	$4,226	$359	$12,138	$(1,497)
Unrealized (loss) gain on available-for-sale debt investments	(43)	(22)	(31)	12
Cumulative translation adjustment	9	7	2	(10)
Comprehensive income (loss), net of tax	$4,192	$344	$12,109	$(1,495)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities
Net income (loss)	$12,138	$(1,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	12,402	14,992
Impairment charges	—	5,852
Provision for doubtful accounts	154	138
Stock-based compensation	3,697	2,522
Deferred income taxes	540	7
Cash gain on investments	32	154
Other non-cash charges, net	266	38
Changes in assets and liabilities:
Accounts receivable	(7,442)	(4,205)
Inventories	(8,688)	2,162
Prepaid expenses and other assets	1,074	670
Accounts payable	1,313	(11,085)
Income taxes	(443)	84
Accrued and other liabilities	(3,440)	(2,341)
Net cash provided by operating activities	11,603	7,491
Cash flows from investing activities
Purchases of property, plant, and equipment	(6,605)	(8,923)
Purchases of investments	(55,144)	(44,412)
Proceeds from maturities and sales of investments	55,209	37,600
Net cash used in investing activities	(6,540)	(15,735)
Cash flows from financing activities
Tax withholdings for equity compensation	(547)	(610)
Repurchase of common stock	(10,795)	(6,126)
Payments of debt-issuance costs	(160)	(113)
Net cash used in financing activities	(11,502)	(6,849)
Effect of exchange rate changes on cash and cash equivalents	2	(10)
Net decrease in cash and cash equivalents	(6,437)	(15,103)
Cash and cash equivalents, beginning of period	68,751	86,375
Cash and cash equivalents, end of period	$62,314	$71,272
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$3,921	$852
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of November 3, 2018 and October 28, 2017	$319	$138
Expenditures incurred but not yet paid as of February 3, 2018 and January 28, 2017	$—	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of November 3, 2018 and October 28, 2017	$455	$1,779
Expenditures incurred but not yet paid as of February 3, 2018 and January 28, 2017	$1,183	$2,204
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States; verabradley.com; the Company’s online outlet site; and the Company’s annual outlet sale in Fort Wayne, Indiana. As of November 3, 2018, the Company operated 102 full-line stores and 57 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,300 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended November 3, 2018, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended November 3, 2018 and October 28, 2017, refer to the thirteen-week periods ended on those dates.
Revenue Recognition and Accounts Receivable
Vera Bradley product sales to Direct and Indirect customers, including amounts billed to customers for shipping fees, as well as royalties from the Company’s licensing arrangements, are included in net revenues. Costs related to shipping of product are classified in cost of sales in the Condensed Consolidated Statements of Operations. The Company has elected to treat shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Net revenues exclude sales taxes collected from customers and remitted to governmental authorities from the transaction price.
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
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.3 million and $0.9 million as of November 3, 2018 and February 3, 2018, respectively.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. In addition, the Company recognizes revenue on estimated unredeemed gift cards based upon the historical patterns of gift card redemption. During the thirteen and thirty-nine weeks ended November 3, 2018, the Company recorded an immaterial amount of revenue related to gift card breakage. Gift card breakage is included in net revenues in the Condensed Consolidated Statements of Operations, as well as Direct segment net revenues for the current-year period. The Company did not recognize gift card breakage revenue within net revenues in the comparable prior-year period as ASC Topic 606 was adopted using the modified retrospective transition approach with an immaterial adjustment to fiscal 2019 beginning retained earnings. Refer to Note 2 herein for additional information regarding the Company’s net revenues and its policies.
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of November 3, 2018 and February 3, 2018, deferred rent liability was $12.9 million and is included within long-term liabilities on the Condensed Consolidated Balance Sheets.
The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of November 3, 2018 and February 3, 2018, the deferred lease credit liability was $13.5 million and $14.6 million, respectively. Of these amounts, $2.6 million and $2.4 million is included within other accrued liabilities as of November 3, 2018 and February 3, 2018, respectively; $10.9 million and $12.2 million is included within long-term liabilities as of November 3, 2018 and February 3, 2018, respectively.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company adopted this standard in the first quarter of fiscal 2019 using the modified retrospective method with a $0.5 million cumulative adjustment to beginning retained earnings. As a result of this adoption method, the prior-year period presented in the Company’s Condensed Consolidated Financial Statements was not recast.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. This guidance is effective for interim and annual periods beginning on or after December 15, 2018. In July 2018, the FASB issued ASU 2018-11 for targeted improvements, including the option of allowing entities to initially apply the new leases standard at the adoption date (February 3, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company plans to adopt the standard using this adoption method and is on track to adopt the standard on February 3, 2019. In addition, the Company anticipates electing certain practical expedients and transition reliefs, including the short-term lease recognition exemption, which excludes leases with a term of 12 months or less from recognition on the balance sheet, recognizing lease components and nonlease components together as a single lease component, and the transition relief package which, among other things, includes not reassessing the lease classification or whether a contract is or contains a lease.
The Company has operating leases at all of its retail stores; therefore, the adoption of this standard will result in a material increase of assets and liabilities on the Company’s Consolidated Balance Sheets. The Company is continuing to evaluate the impact on its consolidated results of operations and cash flows.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements. The amendments in this update remove, modify, and add certain disclosure requirements to ASC 820, Fair Value Measurement. This guidance is effective for interim and annual periods beginning on or after December 15, 2019 (fiscal 2021). Early adoption is permitted, and certain amendments are to be adopted prospectively for only the most recent annual or interim period presented in the initial year of adoption or retrospectively. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing or expensing implementation costs in hosting arrangements (regardless of whether they convey a license to the hosted software) with capitalizing or expensing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual periods beginning on or after December 15, 2019 (fiscal 2021). Early adoption is permitted, and the amendments can be adopted either retrospectively or prospectively. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

2.	Revenue from Contracts with Customers
The Company adopted ASC Topic 606 beginning in the first quarter of fiscal 2019 using the modified retrospective adoption method. Accordingly, disclosures herein required by the standard were excluded for the prior-year period.

The following tables illustrate the financial statement line items that were impacted as a result of the adoption of ASC 606 as of and for the thirteen and thirty-nine weeks ended November 3, 2018. These adjustments are a result of adjusting for shipments not yet received by customers, gift card breakage revenue, and the re-classification of certain liabilities for estimated product returns, which are further described in Note 1 herein (schedules in thousands).

	November 3, 2018
	As Reported	Adjustments	Balances Under Prior U.S. GAAP
Condensed Consolidated Balance Sheet
Accounts receivable, net	$23,514	$(2,739)	$20,775
Inventories	96,275	951	97,226
Income taxes receivable	5,314	328	5,642
Total current assets	244,063	(1,460)	242,603
Deferred income taxes	4,687	118	4,805
Total assets	353,009	(1,342)	351,667
Other accrued liabilities	13,733	11	13,744
Total current liabilities	39,263	11	39,274
Total liabilities	63,127	11	63,138
Retained earnings	283,375	(1,353)	282,022
Total shareholders’ equity	289,882	(1,353)	288,529
Total liabilities and shareholders’ equity	353,009	(1,342)	351,667

	Thirteen Weeks Ended
	November 3, 2018
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Condensed Consolidated Statement of Operations
Net revenues	$97,688	$1,027	$98,715
Cost of sales	40,536	392	40,928
Gross profit	57,152	635	57,787
Operating income	5,343	635	5,978
Income before income taxes	5,518	635	6,153
Income tax expense	1,292	155	1,447
Net income	4,226	480	4,706

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2018
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Condensed Consolidated Statement of Operations
Net revenues	$297,904	$(1,887)	$296,017
Cost of sales	126,396	(700)	125,696
Gross profit (loss)	171,508	(1,187)	170,321
Operating income (loss)	15,447	(1,187)	14,260
Income (loss) before income taxes	16,124	(1,187)	14,937
Income tax expense (benefit)	3,986	(288)	3,698
Net income (loss)	12,138	(899)	11,239

	Thirty-Nine Weeks Ended
	November 3, 2018
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$12,138	$(899)	$11,239
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	540	40	580
Changes in assets and liabilities:
Accounts receivable	(7,442)	2,079	(5,363)
Inventories	(8,688)	(700)	(9,388)
Income taxes	(443)	(328)	(771)
Accrued and other liabilities	(3,440)	(192)	(3,632)

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen and thirty-nine weeks ended November 3, 2018 (in thousands):

	Thirteen Weeks Ended
	November 3, 2018
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$31,059		$11,224		$42,283
Travel	18,425		5,830		24,255
Accessories	16,932		4,488		21,420
Home	5,369		952		6,321
Other	1,674	(1)	1,735	(2)	3,409
Total net revenues	$73,459	(3)	$24,229	(4)	$97,688

(1) Primarily includes net revenues from stationery, apparel/footwear, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $23.2 million of net revenues related to product sales recognized at a point in time and $1.0 million of net revenues related to sales-based royalties recognized over time.

	Thirty-Nine Weeks Ended
	November 3, 2018
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$95,853		$33,767		$129,620
Travel	59,607		14,880		74,487
Accessories	52,872		13,071		65,943
Home	15,683		1,788		17,471
Other	5,997	(1)	4,386	(2)	10,383
Total net revenues	$230,012	(3)	$67,892	(4)	$297,904

(1) Primarily includes net revenues from stationery, apparel/footwear, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $65.1 million of net revenues related to product sales recognized at a point in time and $2.8 million of net revenues related to sales-based royalties recognized over time.
Contract Balances
Contract liabilities as of November 3, 2018, consisted of $1.2 million of unearned revenue related to unredeemed gift cards and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company did not have contract assets as of November 3, 2018.
The balance for accounts receivable from contracts with customers, net of allowances, as of November 3, 2018 was $19.8 million, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.2 million for the thirty-nine weeks ended November 3, 2018.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Performance Obligations
The performance obligations for the Direct and Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The Indirect segment also includes the right to access the Company’s intellectual property (“IP”).
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of November 3, 2018.
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
Transaction Price and Amounts Allocated to Performance Obligations
The transaction price is the amount of consideration the Company expects to be entitled to in a sales transaction. The transaction price is net of discounts, estimated variable consideration (if any), and any customer allowances offered or estimated, including those offered to certain Indirect retailers based on various contract terms. The transaction price also is net of allowances for product returns, which the Company is able to reasonably estimate based upon historical experience. The transaction price is allocated to each performance obligation in the contract based upon the standalone selling price.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Numerator:
Net income (loss)	$4,226	$359	$12,138	$(1,497)
Denominator:
Weighted-average number of common shares (basic)	35,219	35,885	35,431	36,081
Dilutive effect of stock-based awards	277	74	223	—
Weighted-average number of common shares (diluted)	35,496	35,959	35,654	36,081
Net income (loss) per share:
Basic	$0.12	$0.01	$0.34	$(0.04)
Diluted	$0.12	$0.01	$0.34	$(0.04)
For the thirteen weeks ended November 3, 2018 and October 28, 2017, and the thirty-nine weeks ended November 3, 2018, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.
For the thirty-nine weeks ended October 28, 2017, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of November 3, 2018 and February 3, 2018, approximated their fair values.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table details the fair value measurements of the Company's investments as of November 3, 2018 and February 3, 2018 (in thousands):

	Level 1		Level 2		Level 3
	November 3, 2018	February 3, 2018	November 3, 2018	February 3, 2018	November 3, 2018	February 3, 2018
Cash equivalents(1)	$1,655	$1,889	$5,554	$4,058	$—	$—
Short-term investments:
Certificate of deposit	—	—	25,173	25,032	—	—
Non-U.S. corporate debt securities	—	—	8,326	6,451	—	—
U.S. corporate debt securities	—	—	5,119	8,727	—	—
Municipal securities	—	—	3,815	12,942	—	—
U.S. treasury securities	3,098	—	—	—	—	—
Commercial paper	—	—	495	998	—	—
Long-term investments:
U.S. corporate debt securities	—	—	7,982	4,543	—	—
U.S. asset-backed securities	—	—	6,137	—	—	—
Non-U.S. corporate debt securities	—	—	5,311	2,775	—	—
Municipal securities	—	—	2,691	5,098	—	—
Non-U.S. asset-backed securities	—	—	1,126	—	—	—
U.S. treasury securities	—	3,099	—	—	—	—

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
On September 7, 2018, VBD, a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “New Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The New Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Any proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The New Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
Prior to September 7, 2018, VBD was party to the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which was entered into on July 15, 2015. The Prior Credit Agreement was among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent. The Prior Credit Agreement provided for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which could be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC. The Prior Credit Agreement was terminated concurrently with entering into the New Credit Agreement.
As of November 3, 2018 and February 3, 2018, the Company had no borrowings outstanding and availability of $75.0 million and $125.0 million under its New Credit Agreement and Prior Credit Agreement, respectively.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The provisional amounts recognized as a result of the Tax Act may differ due to, among other things, additional analysis, changes in interpretations and assumptions that the Company has made, additional regulatory guidance issued, and any additional actions the Company may take as a result of the Tax Act. Subsequent to the end of the third quarter of fiscal 2019, the Company filed its fiscal 2018 federal income tax return. The Company does not anticipate making adjustments that would materially affect its financial position, results of operations, or effective tax rate.
The effective tax rate for the thirteen weeks ended November 3, 2018, was 23.4%, compared to 38.5% for the thirteen weeks ended October 28, 2017. The year-over-year effective tax rate decrease was primarily due to a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate.
The effective tax rate for the thirty-nine weeks ended November 3, 2018, was 24.7%, compared to (298.1)% for the thirty-nine weeks ended October 28, 2017. The year-over-year effective tax rate change was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation, and a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate.

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
Awards of Restricted Stock Units
During the thirteen weeks ended November 3, 2018, the Company granted 15,948 time-based restricted stock units with an aggregate fair value of $0.2 million to certain employees under the 2010 Equity and Incentive Plan compared to a total of 851 time-based restricted stock units with an aggregate fair value of $7 thousand granted in the same period of the prior year.
During the thirty-nine weeks ended November 3, 2018, the Company granted 491,162 time-based and performance-based restricted stock units with an aggregate fair value of $5.5 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 507,423 time-based and performance-based restricted stock units with an aggregate fair value of $4.7 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth a summary of restricted stock unit activity for the thirty-nine weeks ended November 3, 2018 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 3, 2018	401	$12.38	363	$13.83
Granted	300	11.23	191	10.94
Vested	(213)	12.25	(20)	16.06
Forfeited	(12)	11.02	(80)	15.17
Nonvested units outstanding at November 3, 2018	476	$11.75	454	$12.28
As of November 3, 2018, there was $5.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years, subject to meeting performance conditions.

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
Expenses Incurred and Amounts Accrued
During the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, the Company recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident. There were no incremental expenses associated with the claims received in fiscal 2019 or fiscal 2018 as they were, or are expected to be, reimbursed under the Company's insurance coverage.
Future Costs
The Company does not believe that the amounts to be paid with respect to any remaining matters will have a material adverse effect on its financial condition and operating results taken as a whole.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The initial term of the 2015 Share Repurchase Program expired on December 31, 2017. On November 30, 2017, the Company’s board of directors authorized the Company to extend the 2015 Share Repurchase Program during an open window period until December 31, 2018. On November 29, 2018, subsequent to the end of the Company's third quarter, the Company's board of directors approved a new share repurchase plan. Refer to Note 14 herein for additional details.
The Company purchased 531,665 shares at an average price of $14.15 per share, excluding commissions, for an aggregate amount of $7.5 million during the thirteen weeks ended November 3, 2018, under the 2015 Share Repurchase Program.
The Company purchased 783,866 shares at an average price of $14.18 per share, excluding commissions, for an aggregate amount of $11.1 million during the thirty-nine weeks ended November 3, 2018, under the 2015 Share Repurchase Program. As of November 3, 2018, there was $2.3 million remaining available to repurchase shares of the Company's common stock under the 2015 Share Repurchase Program, which was fully exhausted subsequent to the end of the third quarter.
As of November 3, 2018, the Company held as treasury shares 6,426,351 shares of its common stock at an average price of $13.65 per share, excluding commissions, for an aggregate carrying amount of $87.7 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

10.	Vision 20/20 Restructuring and Other Charges
Vision 20/20 Initiatives and Charges
During fiscal 2018, the Company launched its Vision 20/20 strategic plan, which involves an aggressive approach to turn around its business over the period ending in fiscal 2021. The plan is primarily focused on product and pricing initiatives, as well as selling, general, and administrative (“SG&A”) expense reduction initiatives. The product and pricing initiatives include restoring the Company's full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in its full-line stores, streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs from its assortment, and introducing tighter guardrails around new product categories, patterns, and pricing.
The SG&A expense reductions include right-sizing the Company’s corporate infrastructure to better align with the size of the business, lowering marketing spending by focusing on efficiencies, and taking a more aggressive stance on closing underperforming full-line stores. These SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right-sizing the corporate infrastructure. The majority of the product and pricing initiatives are being completed in the current fiscal year. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during the thirteen and thirty-nine weeks ended November 3, 2018.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company incurred the following Vision 20/20-related charges during the thirteen weeks ended October 28, 2017 (in thousands):

	Thirteen Weeks Ended October 28, 2017
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
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges were $7.9 million
The Company incurred the following Vision 20/20-related charges during the thirty-nine weeks ended October 28, 2017 (in thousands):

	Thirty-Nine Weeks Ended October 28, 2017
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
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges were $9.4 million
There were $1.6 million of cash payments made during fiscal 2019 for severance charges and no liabilities remaining for Vision 20/20-related charges as of November 3, 2018.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other Charges
Thirty-Nine Weeks Ended October 28, 2017
Other charges recognized in SG&A expenses during the thirty-nine weeks ended October 28, 2017 totaled $2.8 million ($1.7 million after the associated tax benefit). These pre-tax charges consisted of $2.5 million in severance charges (recognized within corporate unallocated expenses) and $0.3 million for a net lease termination charge (recognized within the Direct segment).
These charges were recognized before the implementation of Vision 20/20.

11.	Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of November 3, 2018 and February 3, 2018, these investments in the Company's portfolio consisted of commercial paper, a money market fund, and municipal securities.
Short-Term Investments
As of November 3, 2018 and February 3, 2018, short-term investments consisted of a certificate of deposit, U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of November 3, 2018, also included U.S. treasury securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $46.0 million and $54.2 million in short-term investments as of November 3, 2018 and February 3, 2018, respectively. The following table summarizes the Company's short-term investments (in thousands):

	November 3, 2018	February 3, 2018
Certificate of deposit	$25,173	$25,032
Non-U.S. corporate debt securities	8,326	6,451
U.S. corporate debt securities	5,119	8,727
Municipal securities	3,815	12,942
U.S. treasury securities	3,098	—
Commercial paper	495	998
Total short-term investments	$46,026	$54,150
Long-Term Investments
As of November 3, 2018 and February 3, 2018, long-term investments consisted of U.S. and non-U.S. corporate debt securities and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of November 3, 2018 also included U.S. and non-U.S. asset-backed securities and the balance as of February 3, 2018 included U.S. treasury securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company held $23.2 million and $15.5 million in long-term investments as of November 3, 2018 and February 3, 2018, respectively. The following table summarizes the Company's long-term investments (in thousands):

	November 3, 2018	February 3, 2018
U.S. corporate debt securities	$7,982	$4,543
U.S. asset-backed securities	6,137	—
Non-U.S. corporate debt securities	5,311	2,775
Municipal securities	2,691	5,098
Non-U.S. asset-backed securities	1,126	—
U.S. treasury securities	—	3,099
Total long-term investments	$23,247	$15,515
There were no material gross unrealized gains or losses on available-for-sale debt securities as of November 3, 2018 and February 3, 2018.

12.	Property, Plant, and Equipment
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
Impairment charges for the thirteen and thirty-nine weeks ended November 3, 2018, and October 28, 2017 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Impairment charges	$—	$5,852	$—	$5,852
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
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,300 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements.
Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, product development, merchandising, corporate-level

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

marketing and advertising, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Segment net revenues:
Direct	$73,459	$83,168	$230,012	$241,347
Indirect	24,229	30,927	67,892	81,301
Total	$97,688	$114,095	$297,904	$322,648
Segment operating income:
Direct	$14,259	$11,238	$43,867	$35,362
Indirect	10,075	10,519	27,186	27,797
Total	$24,334	$21,757	$71,053	$63,159
Reconciliation:
Segment operating income	$24,334	$21,757	$71,053	$63,159
Less:
Unallocated corporate expenses	(18,991)	(21,295)	(55,606)	(63,792)
Operating income (loss)	$5,343	$462	$15,447	$(633)

14.	Subsequent Event
On November 29, 2018, the Company's Board of Directors authorized Company management to utilize up to $50.0 million of available cash to buy back the Company's own common shares beginning December 14, 2018 through December 14, 2020. The Company’s prior $50.0 million share repurchase program was completed on November 27, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and thirty-nine weeks ended November 3, 2018, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the third quarter of fiscal 2019:
Strategic Progress

•	We reduced the clearance activity in our full-line stores and on verabradley.com (excluding our online outlet site) by over 70% compared to the prior-year period.

•	We increased comparable full-price selling in our full-line stores and on verabradey.com (excluding our online outlet site) by over 10%.

•
We continued to focus on increasing brand awareness through our “digital first” strategy by focusing our marketing on high-quality placements and targeted digital efforts, with an emphasis on full-price offerings.

•	We launched customization, where our customers can design their own duffel, hipster, tote, or shoulder bag.

•	During the third quarter, we strengthened our store base by closing two underperforming full-line stores.
Financial Summary (all comparisons are to the third quarter of fiscal 2018)

•	Net revenues decreased 14.4% to $97.7 million.

•	Direct segment sales decreased 11.7% to $73.5 million. Comparable sales decreased 16.5%.

•	Indirect segment sales decreased 21.7% to $24.2 million.

•	Gross profit was $57.2 million, or 58.5% of net revenue.

•	Operating income was $5.3 million and net income was $4.2 million, or $0.12 per diluted share.

•	Capital expenditures for the thirteen weeks totaled $0.7 million.

•	Cash and cash equivalents and investments were $131.6 million at November 3, 2018.
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
Gross profit can be impacted by changes in volume; fluctuations in sales price; operational efficiencies, such as leveraging of fixed costs; promotional activities, including free shipping; commodity prices, such as for cotton; tariffs; and labor costs.
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

Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Statement of Operations Data:
Net revenues	$97,688	$114,095	$297,904	$322,648
Cost of sales	40,536	50,266	126,396	142,826
Gross profit	57,152	63,829	171,508	179,822
Selling, general, and administrative expenses	51,866	63,511	156,341	181,029
Other income	57	144	280	574
Operating income (loss)	5,343	462	15,447	(633)
Interest income, net	(175)	(122)	(677)	(257)
Income (loss) before income taxes	5,518	584	16,124	(376)
Income tax expense	1,292	225	3,986	1,121
Net income (loss)	$4,226	$359	$12,138	$(1,497)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.5%	44.1%	42.4%	44.3%
Gross profit	58.5%	55.9%	57.6%	55.7%
Selling, general, and administrative expenses	53.1%	55.7%	52.5%	56.1%
Other income	0.1%	0.1%	0.1%	0.2%
Operating income (loss)	5.5%	0.4%	5.2%	(0.2)%
Interest income, net	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Income (loss) before income taxes	5.6%	0.5%	5.4%	(0.1)%
Income tax expense	1.3%	0.2%	1.3%	0.3%
Net income (loss)	4.3%	0.3%	4.1%	(0.5)%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net Revenues by Segment:
Direct	$73,459	$83,168	$230,012	$241,347
Indirect	24,229	30,927	67,892	81,301
Total	$97,688	$114,095	$297,904	$322,648
Percentage of Net Revenues by Segment:
Direct	75.2%	72.9%	77.2%	74.8%
Indirect	24.8%	27.1%	22.8%	25.2%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating Income (Loss) by Segment:
Direct	$14,259	$11,238	$43,867	$35,362
Indirect	10,075	10,519	27,186	27,797
Less: Corporate unallocated	(18,991)	(21,295)	(55,606)	(63,792)
Total	$5,343	$462	$15,447	$(633)
Operating Income as a Percentage of Net Revenues by Segment:
Direct	19.4%	13.5%	19.1%	14.7%
Indirect	41.6%	34.0%	40.0%	34.2%
Store Data (1):
Total stores opened during period	—	4	6	7
Total stores closed during period	(2)	(1)	(7)	(2)
Total stores open at end of period	159	164	159	164
Comparable sales (including e-commerce) decrease (2)	(16.5)%	(7.4)%	(9.9)%	(7.7)%
Total gross square footage at end of period (all stores)	383,504	385,786	383,504	385,786
Average net revenues per gross square foot (3)	$143	$157	$452	$454

(1)	Includes our full-line and factory outlet stores.

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
Expenses Incurred and Amounts Accrued
During the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, we recorded an immaterial amount of expense relating to remediation activities as a result of the Payment Card Incident. There were no incremental expenses associated with the claims received in fiscal 2019 or fiscal 2018 as they were, or are expected to be, reimbursed under our insurance coverage.

Future Costs
We do not believe that the amounts to be paid with respect to any remaining matters will have a material adverse effect on our financial condition and operating results taken as a whole.
Insurance Coverage
We maintain $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Vision 20/20 Initiatives
During fiscal 2018, we launched our Vision 20/20 strategic plan, which involves an aggressive approach to turn around our business over the period ending in fiscal 2021. This plan is primarily focused on product and pricing initiatives, as well as SG&A expense reduction initiatives.
The product and pricing initiatives include restoring our full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in our full-line stores; streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs from our assortment; and introducing tighter guardrails around new categories, patterns, and pricing. We expect fiscal 2019 revenues will be negatively impacted by these initiatives by $38.0 million to $43.0 million from fiscal 2018 levels.
The SG&A expense reduction initiatives include right-sizing our corporate infrastructure to better align with the size of the business, lowering our marketing spending by focusing on efficiencies while keeping our most loyal customer engaged, and taking a more aggressive stance on reducing store operating costs and closing underperforming full-line stores. We expect to reduce annual SG&A expenses by up to $30.0 million (from our fiscal 2017 base level and excluding severance, store impairment, and Vision 20/20 charges from all periods). We expect that approximately $25.0 million of the annualized SG&A expense reductions will be made by the end of fiscal 2019. We are forecasting to close up to 45 full-line stores by the end of fiscal 2021, primarily as leases expire. We have closed 12 full-line stores since fiscal 2018.
The implementation of the plan began in the third quarter of fiscal 2018, with the majority of the product and pricing initiatives being completed in the current fiscal year. The SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right-sizing our corporate infrastructure. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during the thirteen or thirty-nine weeks ended November 3, 2018.
We incurred the following Vision 20/20-related charges during the thirteen weeks ended October 28, 2017 (in thousands):

	Thirteen Weeks Ended October 28, 2017
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
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges were $7.9 million

We incurred the following Vision 20/20-related charges during the thirty-nine weeks ended October 28, 2017 (in thousands):

	Thirty-Nine Weeks Ended October 28, 2017
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
(1) Refer to Note 12 “Property, Plant, and Equipment” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges were $9.4 million
Other Charges Affecting Comparability of the Thirty-Nine Weeks Ended November 3, 2018, and October 28, 2017
Thirty-Nine Weeks Ended October 28, 2017
Other charges recognized in SG&A expenses during the thirty-nine weeks ended October 28, 2017 totaled $2.8 million ($1.7 million after the associated tax benefit). These pre-tax charges consisted of $2.5 million in severance charges (recognized within corporate unallocated expenses) and $0.3 million for a net lease termination charge (recognized within the Direct segment).
These charges were recognized before the implementation of Vision 20/20.
Tax Act
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that will allow for full expensing of qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income (“GILTI”), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Any resulting changes to the provisional estimates and amounts not yet estimated will be recognized as an adjustment to tax expense in the reporting period that the amounts are determined. Subsequent to the end of the third quarter of fiscal 2019, we filed our fiscal 2018 federal income tax return. We do not anticipate making adjustments that would materially affect our financial position, results of operations, or effective tax rate.
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

Thirteen Weeks Ended November 3, 2018, Compared to Thirteen Weeks Ended October 28, 2017
Net Revenues
For the thirteen weeks ended November 3, 2018, net revenues decreased $16.4 million, or 14.4%, to $97.7 million, from $114.1 million in the comparable prior-year period. The adoption of ASC 606 negatively impacted the current-year period by $1.0 million.
Direct. For the thirteen weeks ended November 3, 2018, net revenues in the Direct segment decreased $9.7 million, or 11.7%, to $73.5 million, from $83.2 million in the comparable prior-year period. The current-year Direct segment net revenues were negatively impacted by approximately $6.0 million due to a shift in certain promotional events from the third quarter in the prior-year to the second quarter in the current-year, as well as the planned reduction in clearance activity. Our non-comparable stores, which included six additional factory outlet stores opened in the current fiscal year, contributed $3.7 million of revenue, which was more than offset by a comparable sales decrease (including the promotional event shift) of $13.4 million, or 16.5%. The decrease in comparable sales includes a 24.8% decrease in e-commerce sales and a 13.1% decrease in comparable store sales. Comparable sales (particularly for verabradley.com) were negatively impacted by the aforementioned planned reduction in clearance activity.
The adoption of ASC 606 negatively impacted Direct segment net revenues in the current-year period by $0.4 million primarily due to the timing of shipments to customers.
Indirect. For the thirteen weeks ended November 3, 2018, net revenues in the Indirect segment decreased $6.7 million, or 21.7%, to $24.2 million, from $30.9 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts.
The adoption of ASC 606 negatively impacted Indirect segment net revenues in the current-year period by $0.6 million primarily due to the timing of shipments to customers as a result of changes in the frequency of product launches compared to the prior-year period.
Gross Profit
For the thirteen weeks ended November 3, 2018, gross profit decreased $6.6 million, or 10.5%, to $57.2 million, from $63.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 58.5% for the thirteen weeks ended November 3, 2018, from 55.9% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to reduced clearance activity and increased full-price selling on verabradley.com and in our full-line stores, channel mix changes, and a reduction in product costs. In addition, the prior-year period included adjustments taken against certain inventory categories as a result of Vision 20/20 initiatives that did not recur in the current-year period.
The adoption of ASC 606 negatively impacted the current-year period gross profit by $0.6 million primarily due to the factors described above.
Selling, General, and Administrative Expenses
For the thirteen weeks ended November 3, 2018, SG&A expenses decreased $11.6 million, or 18.3%, to $51.9 million, from $63.5 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 53.1% for the thirteen weeks ended November 3, 2018, from 55.7% in the comparable prior-year period. The decrease in SG&A expenses for the thirteen weeks ended November 3, 2018 was primarily due to expenses incurred in the prior-year period that did not recur in the current-year period, including $5.9 million in store impairment charges, $2.8 million in severance expenses, and $2.3 million in strategic consulting charges. SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned expense savings, partially offset by SG&A expense deleverage associated with lower sales.
Other Income
For the thirteen weeks ended November 3, 2018, other income was consistent with the comparable prior-year period at $0.1 million.
Operating Income
For the thirteen weeks ended November 3, 2018, operating income increased $4.8 million to $5.3 million in the current-year period, from $0.5 million in the comparable prior-year period. As a percentage of net revenues, operating income was 5.5% and 0.4% for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. Operating income increased due to the factors described above.

The adoption of ASC 606 negatively impacted the current-year period operating income by $0.6 million due to the factors described above.
Direct. For the thirteen weeks ended November 3, 2018, operating income in the Direct segment increased $3.1 million, or 26.9%, to $14.3 million from $11.2 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 19.4% and 13.5% for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to $5.9 million of store impairment charges in the prior-year period that did not recur in the current-year period, a reduction of $1.6 million in employee-related expenses, and a reduction of $0.6 million in depreciation expense primarily as a result of prior-year store impairment charges. In addition, there was an increase in gross margin as a percentage of net revenues, as described above. These benefits were partially offset by SG&A expense deleverage associated with lower sales.
The adoption of ASC 606 negatively impacted the current-year period Direct segment operating income by $0.3 million due to the factors described above.
Indirect. For the thirteen weeks ended November 3, 2018, operating income in the Indirect segment decreased $0.4 million, or 4.2%, to $10.1 million from $10.5 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 41.6% and 34.0% for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues and severance expenses that were incurred in the prior-year period but did not recur in the current-year period, as described above. These benefits were partially offset by SG&A expense deleverage associated with lower sales.
The adoption of ASC 606 negatively impacted the current-year period Indirect segment operating income by $0.3 million due to the factors described above.
Corporate Unallocated. For the thirteen weeks ended November 3, 2018, unallocated expenses decreased $2.3 million, or 10.8%, to $19.0 million from $21.3 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to expenses from the prior-year period that did not recur in the current-year period, including $2.3 million in strategic consulting charges and $2.1 million in severance charges, partially offset by a $0.9 million increase in employee-related expenses and a $0.6 million increase in advertising expenses.
Income Tax Expense
The effective tax rate for the thirteen weeks ended November 3, 2018, was 23.4%, compared to 38.5% for the thirteen weeks ended October 28, 2017. The year-over year effective tax rate decrease was primarily due to a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate to 21% from 35%.
Net Income
For the thirteen weeks ended November 3, 2018, net income increased $3.8 million to $4.2 million from $0.4 million in the comparable prior-year period due to the factors described above. The prior-year period included store impairment charges of $5.9 million; severance charges of $2.9 million; strategic consulting charges of $2.3 million; inventory adjustments of $0.9 million; and a net lease termination charge and other Vision 20/20 charges of $0.6 million ($7.9 million collectively after the associated tax benefit) that did not recur in the current-year period.
The adoption of ASC 606 negatively impacted the current-year period net income by $0.5 million due to the factors described above.
Thirty-Nine Weeks Ended November 3, 2018, Compared to Thirty-Nine Weeks Ended October 28, 2017
Net Revenues
For the thirty-nine weeks ended November 3, 2018, net revenues decreased $24.7 million, or 7.7%, to $297.9 million, from $322.6 million in the comparable prior-year period. The adoption of ASC 606 benefited the current-year period by $1.9 million.
Direct. For the thirty-nine weeks ended November 3, 2018, net revenues in the Direct segment decreased $11.3 million, or 4.7%, to $230.0 million, from $241.3 million in the comparable prior-year period. Our non-comparable stores contributed $11.4 million of revenue, which included six additional factory outlet stores opened in the current fiscal year, which was more than offset by a comparable sales decrease of $22.8 million, or 9.9%. The decrease in comparable sales includes a 23.2% decrease in e-commerce sales and a 4.9% decrease in comparable store sales. Comparable sales (particularly for verabradley.com) were negatively impacted by the planned reduction in clearance activity.

The adoption of ASC 606 negatively impacted Direct segment net revenues in the current-year period by $0.1 million primarily due to the timing of shipments to customers.
Indirect. For the thirty-nine weeks ended November 3, 2018, net revenues in the Indirect segment decreased $13.4 million, or 16.5%, to $67.9 million, from $81.3 million in the comparable prior-year period. This change was primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts.
The adoption of ASC 606 benefited Indirect segment net revenues in the current-year period by $2.0 million primarily due to the timing of shipments to customers as a result of changes in the frequency of product launches compared to the prior-year period.
Gross Profit
For the thirty-nine weeks ended November 3, 2018, gross profit decreased $8.3 million, or 4.6%, to $171.5 million, from $179.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.6% for the thirty-nine weeks ended November 3, 2018, from 55.7% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to reduced clearance activity and increased full-price selling on verabradley.com and in our full-line stores, freight and shipping savings, channel mix changes, and a reduction in product costs. The prior year included certain reserves taken against slow-moving inventory in the second quarter and adjustments taken against certain inventory categories as a result of Vision 20/20 initiatives in the third quarter that did not recur in the current year.
The adoption of ASC 606 benefited the current-year period gross profit by $1.2 million primarily due to the factors described above.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended November 3, 2018, SG&A expenses decreased $24.7 million, or 13.6%, to $156.3 million, from $181.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 52.5% for the thirty-nine weeks ended November 3, 2018, from 56.1% in the comparable prior-year period. The decrease in SG&A expenses for the thirty-nine weeks ended November 3, 2018 was primarily due to expenses incurred in the prior-year period that did not recur in the current-year period that provided savings of approximately $16.7 million, of which $5.9 million related to store impairment charges, $5.3 million related to severance expenses, and $4.6 million related to strategic consulting charges. In addition, there were approximately $8.0 million in expense reductions due in part to expense management strategies associated with Vision 20/20, including a $4.0 million decrease in employee-related expenses and a $2.0 million decrease in depreciation expenses. SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned expense savings, partially offset by SG&A expense deleverage associated with lower sales.
Other Income
For the thirty-nine weeks ended November 3, 2018, other income decreased $0.3 million, or 51.2%, to $0.3 million, from $0.6 million in the comparable prior-year period, primarily due to a decrease in participation in the co-op mailer program.
Operating Income (Loss)
For the thirty-nine weeks ended November 3, 2018, operating income (loss) increased $16.0 million to $15.4 million in the current-year period, from $(0.6) million in the comparable prior-year period. As a percentage of net revenues, operating income (loss) was 5.2% and (0.2)% for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. Operating income (loss) increased due to the factors described above.
The adoption of ASC 606 benefited the current-year period operating income by $1.2 million due to the factors described above.
Direct. For the thirty-nine weeks ended November 3, 2018, operating income in the Direct segment increased $8.5 million, or 24.1%, to $43.9 million from $35.4 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 19.1% and 14.7% for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to $5.9 million in store impairment charges incurred in the prior-year period that did not recur in the current-year period, a $4.1 million reduction in employee-related expenses due in part to expense management strategies associated with Vision 20/20, and $1.4 million in depreciation expense primarily as a result of prior-year store impairment charges. In addition, there was an increase in gross margin as a percentage of net revenues. These benefits were partially offset by SG&A expense deleverage associated with lower sales.

The adoption of ASC 606 immaterially impacted Direct segment operating income.
Indirect. For the thirty-nine weeks ended November 3, 2018, operating income in the Indirect segment decreased $0.6 million, or 2.2%, to $27.2 million from $27.8 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.0% and 34.2% for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues, a reduction in employee-related expenses, and severance expenses incurred in the prior-year period that did not recur in the current-year period, as described above, partially offset by SG&A expense deleverage associated with lower sales.
The adoption of ASC 606 benefited the current-year period Indirect segment operating income by $1.2 million due to the factors described above.
Corporate Unallocated. For the thirty-nine weeks ended November 3, 2018, unallocated expenses decreased $8.2 million, or 12.8%, to $55.6 million from $63.8 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to expenses from the prior-year period that did not recur in the current-year period, including $4.6 million in severance charges and $4.6 million in strategic consulting charges. These savings were partially offset by an increase in incentive compensation expense of approximately $1.6 million primarily as a result of Company performance.
Income Tax Expense
The effective tax rate for the thirty-nine weeks ended November 3, 2018, was 24.7%, compared to (298.1)% for the thirty-nine weeks ended October 28, 2017. The year-over year effective tax rate change was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation, and a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate to 21% from 35%.
Net Income (Loss)
For the thirty-nine weeks ended November 3, 2018, net income (loss) increased $13.6 million to $12.1 million from $(1.5) million in the comparable prior-year period due to the factors described above. The prior-year period included store impairment charges of $5.9 million; severance charges of $5.4 million; strategic consulting charges of $4.6 million; inventory adjustments of $0.9 million; and net lease termination charges and other Vision 20/20 charges of $0.9 million ($11.2 million collectively after the associated tax benefit) that did not recur in the current-year period.
The adoption of ASC 606 benefited the current-year period net income by $0.9 million due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “New Credit Agreement”) which began on September 7, 2018. Through September 6, 2018, we had access to additional liquidity under our $125.0 million second amended and restated credit agreement (the “Prior Credit Agreement”). There were no borrowings under the New Credit Agreement or Prior Credit Agreement during the thirty-nine weeks ended November 3, 2018, and there was no debt outstanding as of November 3, 2018. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our New Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, share repurchases, and debt payments for the foreseeable future.

Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of November 3, 2018 and February 3, 2018, these investments in our portfolio consisted of commercial paper, a money market fund, and municipal securities.
Short-Term Investments. As of November 3, 2018 and February 3, 2018, short-term investments consisted of a certificate of deposit, U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of November 3, 2018 also included U.S. treasury securities.
Long-Term Investments. As of November 3, 2018 and February 3, 2018, long-term investments consisted of U.S. and non-U.S. corporate debt securities and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of November 3, 2018 also included U.S. and non-U.S. asset-backed securities and the balance as of February 3, 2018 included U.S. treasury securities.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$11,603	$7,491
Net cash used in investing activities	(6,540)	(15,735)
Net cash used in financing activities	(11,502)	(6,849)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; the effect of changes in assets and liabilities; and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the thirty-nine weeks ended November 3, 2018, was $11.6 million compared to $7.5 million for the thirty-nine weeks ended October 28, 2017. The increase in cash provided by operating activities was primarily a result of an increase in net income of $13.6 million, partially offset by a decrease in non-cash and cash adjustments of $6.6 million and a net use of cash as a result of changes in assets and liabilities of $2.9 million. The changes in assets and liabilities were primarily a result of the change in accounts payable, more than offset by the change in inventories and accounts receivable.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $6.5 million and $15.7 million for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The decrease in cash used in investing activities was primarily a result of net investment activity related to debt securities and certificates of deposit in the current-year period compared to the comparable prior-year period.
Capital expenditures for fiscal 2019 are expected to be approximately $8.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $11.5 million and $6.8 million for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The increase in cash used in financing activities was primarily due an increase in cash purchases of our common stock under the 2015 Share Repurchase Plan.

New Credit Agreement
On September 7, 2018, VBD, a wholly-owned subsidiary of the Company, entered into an asset based revolving Credit Agreement (the “New Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The New Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Any proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The New Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
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
The New Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the New Credit Agreement. The Company was in compliance with these covenants as of November 3, 2018.
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
Any commitments made under the New Credit Agreement mature on September 7, 2023.
On July 15, 2015, VBD entered into the Second Amended and Restated Credit Agreement among VBD, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent; Wells Fargo Bank, National Association, as syndication agent; and KeyBank National Association, as documentation agent (the “Prior Credit Agreement”). The Prior Credit Agreement provided for certain credit facilities to VBD in an aggregate principal amount not to initially exceed $125.0 million, the proceeds of which could be used for general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC. The Prior Credit Agreement was terminated concurrently with entering into the New Credit Agreement.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018. With the exception of revenue recognition, there were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of November 3, 2018.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of November 3, 2018, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 3, 2018.
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
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The initial term of the 2015 Share Repurchase Program expired on December 31, 2017. On November 30, 2017, the Company’s board of directors authorized the Company to extend the 2015 Share Repurchase Program during an open window period until December 31, 2018. On November 29, 2018, subsequent to the end of the Company's third quarter, the Company's board of directors approved a new share repurchase plan. Refer to Note 14 “Subsequent Event” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.
The Company purchased 531,665 shares at an average price of $14.15 per share, excluding commissions, for an aggregate amount of $7.5 million during the thirteen weeks ended November 3, 2018, under the 2015 Share Repurchase Program.
Details regarding the activity under the program during the thirteen weeks ended November 3, 2018 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
August 5, 2018 - September 1, 2018	28,389	$14.16	28,389	$9,428,497
September 2, 2018 - October 6, 2018	247,543	14.94	247,543	5,730,030
October 7, 2018 - November 3, 2018	255,733	13.38	255,733	2,308,483
	531,665	$14.15	531,665

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks ended November 3, 2018 and October 28, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended November 3, 2018 and October 28, 2017; (iii) Condensed Consolidated Balance Sheets as of November 3, 2018 and February 3, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended November 3, 2018 and October 28, 2017, and (v) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: December 12, 2018	/s/ John Enwright
John Enwright
Chief Financial Officer