Form 10-K
period 2019-02-02
Vera Bradley, Inc.
filed 2019-04-02
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of August 4, 2018 was $308,855,957.
The registrant had 34,164,831 shares of its common stock outstanding as of March 26, 2019.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Vera Bradley, Inc. intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended February 2, 2019.

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

PART I

In this Form 10-K, references to “Vera Bradley,” “we,” “our,” “us” and the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal year ended February 2, 2019 (“fiscal 2019”) and January 28, 2017 (“fiscal 2017”) were each 52-week periods. February 3, 2018 (“fiscal 2018”) was a 53-week period. The fiscal year ending February 1, 2020 (“fiscal 2020”) will be a 52-week period.

Item 1.        Business
Our Company
Vera Bradley is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller in Fort Wayne, Indiana, the brand’s innovative designs, iconic patterns, and brilliant colors continue to inspire and connect women.
Vera Bradley offers a unique multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States; verabradley.com; the Company’s online outlet site; and the Company’s annual outlet sale in Fort Wayne. As of February 2, 2019, the Company operated 99 full-line stores and 57 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,300 specialty retail locations, department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators, as well as royalties recognized through licensing agreements. For financial information about our reportable segments, refer to Note 16 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
Our History
Barbara Bradley Baekgaard and Patricia Miller founded the Company in 1982 in Fort Wayne, Indiana, after recognizing a lack of stylish travel accessories in the market. Within weeks, the friends created Vera Bradley, named after Ms. Bradley Baekgaard’s mother, and began manufacturing and marketing their distinctive products. The founders, together with past and present members of the executive management team, have been instrumental in our growth and success. The following timeline sets forth a summary of some milestones in Vera Bradley’s history by calendar year:

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

2013	–	We migrated verabradley.com to a more responsive design, providing an enhanced shopping experience and improved product viewing.

2014	–	We introduced leather and full coordinating collections; began our relationship with Macy's; and launched our first national ad campaign.

2015	–	We launched several new collections including Collegiate; launched our “I AM” national ad campaign; increased our presence in Macy's; and introduced our products in Belk department stores.

2016	–
We opened our first flagship store in New York, New York in the SoHo neighborhood; introduced our Gallatin relaxed leather collection; launched our “It's Good to Be a Girl” national marketing campaign; and expanded our collegiate collection to over 70 schools.

2017	–	We launched our new digital flagship; created an online outlet site; and introduced our Iconic cotton collection.

2018	–	We launched customization on verabradley.com; were named “Vendor of the Year” by Giftbeat; and partnered with “Blessings in Backpack” to host nationwide events for at-risk children.
The passion for design and customer service established by our founders has driven our Company for over 30 years and remains the cornerstone of Vera Bradley today. Ms. Baekgaard continues to focus on various Vera Bradley-related projects. Ms. Miller retired in October 2012 as our National Spokesperson, but continues to serve on the Board of Directors along with Ms. Baekgaard.
Vision 20/20 Initiatives
During fiscal 2018, we launched “Vision 20/20” which is an aggressive plan to turnaround our business and restore brand and Company health by the end of fiscal 2021. Integrating our Vision 20/20 initiatives into our long-term strategic plan is expected to lay the foundation for growth, a more profitable future, and continued strong cash flows.
During fiscal 2019, the key focus areas of Vision 20/20 were moving to a significantly less clearance-driven business model and increasing full-price selling, meaningfully reducing selling, general, and administrative (“SG&A”) expenses and cost of sales expenses, maximizing retention of our customer base, and driving cash flow from operations.
Clearance Reduction, Product Offerings, and Assortment Guardrails. To move to a significantly less clearance driven business model, we focused on three key product and pricing initiatives: reducing the amount of clearance merchandise offered, narrowing our current product offerings, and introducing tighter assortment guardrails.
During fiscal 2019, we significantly reduced the amount of clearance merchandise offered on verabradley.com and in our full-line stores to reset our customers’ pricing expectations and restore our full-price business. To reduce certain clearance sales from verabradley.com, we began the use of our online outlet site in the third quarter of fiscal 2018. This site is marketed to certain members of our customer base. During fiscal 2019, we reduced our clearance activity on verabradley.com and our full-line stores by approximately 70% and increased comparable full-price selling in these two channels by over 20%.

We are continuing to focus on our best categories and narrowing our current product offering by eliminating unproductive or incongruent categories and SKUs from our assortments. We began to narrow our product offerings in fiscal 2018 and discontinued our fragrance and jewelry collections in the spring of fiscal 2019.
We have built tighter assortment guardrails around introducing new categories, patterns, and pricing, assuring the right fit for our brand and that our products not only provide thoughtful solutions but also reflect our signature attributes of being comfortable, casual, and affordable.
These product and pricing initiatives negatively affected revenues in fiscal 2019, but we believe these are the right actions to take for the future health of our business.
Expense Reduction. We also continued to reduce SG&A and cost of sales expenses. SG&A expense reductions began in fiscal 2018 by right-sizing our corporate and retail store infrastructure to align with the size of our business. These initiatives continued into fiscal 2019 where we continued to identify corporate efficiencies, closely monitored our marketing spending to ensure our return was optimized, and reduced store operating expenses by closing ten full-line stores. We have closed a total of 15 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close up to an additional 30 full-line stores by the end of fiscal 2022, primarily as leases expire.
Our reduced level of clearance activity, combined with other efforts in sourcing and distribution, drove a meaningful year-over-year gross margin rate improvement.
Customer Retention. While, as expected, our overall customer count was down in the mid-single digit range for the fiscal year due to the dramatic reduction in clearance promotions and lower than anticipated factory traffic, the customer count in our full-line stores and on verabradley.com exceeded our expectations. In addition, a higher percentage of new customers entered the brand through full-price purchasing.
Driving Cash Flows. During fiscal 2019, we generated operating cash flow of $43.6 million and increased our cash and investment position by nearly $20 million compared to the prior-year period, while completing over $16 million in share repurchases.
Growth Strategies
Our long-term vision is to build on the Company's rich heritage and establish Vera Bradley as a premium global lifestyle brand, expand our customer reach, and grow our customer connections. Our long-term strategic plan, integrated with Vision 20/20, is centered upon the three planks of product, distribution, and marketing.
We are focused on creating thoughtful solutions for our customers and believe we have a great opportunity to attract more customers to our brand through our product offerings, our distribution channels, and our marketing efforts.
Product. We have identified four key businesses where we can offer our customers thoughtful solutions that we believe will propel our future growth. We are continuing to optimize our existing core portfolio by eliminating product categories and specific SKUs that are unproductive or incongruent, as well as expanding into relevant new categories that reflect our brand and signature attributes of comfortable, casual, and affordable. We will continue to use licenses and strategic partnerships as appropriate to expand our product categories.

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
In 2007 and 2009, we opened our first full-line and factory outlet stores, respectively. We believe there continues to be long-term opportunities for new stores throughout the United States. We opened six new factory outlet stores in fiscal 2019 and suspended full-line store growth. We have closed a total of 15 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close up to an additional 30 full-line stores by fiscal 2022, primarily as leases expire.
We plan to open six new factory outlet stores in fiscal 2020. At February 2, 2019, over 95% of the product in the outlet channel was made specifically for our factory outlet stores.
In 2006, we began selling directly to consumers through verabradley.com. Building our digital flagship remains a key part of our distribution strategy. As part of the Company's Vision 20/20 initiatives, we created an online outlet site during the third quarter of fiscal 2018 to allow us to reduce clearance sales from verabradley.com. In fiscal 2019, we had approximately 44 million visits to our website and our online outlet site.
Our department store relationships allow us to expose our brand to new customers and showcase new product assortments. We are currently in approximately 560 department store locations, including Dillard’s, Macy’s, Belk, and Von Maur. In the department stores, we are continuing to work on enhancing our brand presentation and to explore expansion of our lifestyle brand offerings.
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
We activated our new branding and brand positioning in fiscal 2017, which included updating elements of our visual identity such as our logo. We continued to increase our brand awareness in fiscals 2018 and 2019 through our “digital first” strategy by partnering with key influencers and leveraging social media channels. During fiscal 2019, we emphasized marketing on our full-price offerings and less on our clearance and sale.
Well-timed and well-executed brand activation is critical to increasing our brand relevancy and increasing purchase intent.  Through comprehensive consumer research, we have designed a media plan that we believe effectively targets our customers and attracts both lapsed and new consumers to our brand. Our media efforts include a fully-integrated mix of digital, social, experiential, and print, with our goal being to surround consumers with our brand.
Competitive Strengths
We believe the following competitive strengths differentiate us within the marketplace:
Strong Brand Identity and Positioning. We believe the Vera Bradley brand is highly recognized for its distinctive and vibrant style. Vera Bradley is positioned in the market as a lifestyle brand that inspires consumers to express their femininity, individuality, and sense of style. We have also positioned our brand to highlight the high quality and functional attributes of our products. The Vera Bradley brand is more price accessible than many competing brands, which allows us to attract a wide range of consumers and increases our ability to achieve more frequent purchases.
Customer Loyalty. The Vera Bradley brand is authentic and has a deep connection with its customers. We believe we have a segment of long-term consumers who act as loyal and enthusiastic brand advocates. We believe this enthusiasm for our brand by our loyal customers inspires repeat purchases. Our customers often purchase our products as gifts for family members and friends, who we strive to turn into brand enthusiasts.
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
Experienced Management Team. Our senior management team has extensive experience across a diverse range of disciplines in product design, merchandising, marketing, store operations and development, supply chain management, and finance.
Our Product Release Strategy
We introduce new collections monthly. Each launch typically consists of one to three signature cotton-quilted prints, as well as other fabrications including microfiber, leather, Lighten Up, and Midtown, many of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our website (including our online outlet site), factory outlet stores, annual outlet sale, and third-party liquidators.
Our Products
The following chart presents net revenues generated by each of our four product categories and other revenues as a percentage of our total net revenues for fiscals 2019, 2018, and 2017.

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Bags	41.1%	40.6%	42.8%
Travel	25.8%	26.1%	24.5%
Accessories	22.3%	22.0%	21.9%
Home	7.1%	6.8%	5.7%
Other (1)	3.7%	4.5%	5.1%
Total	100.0%	100.0%	100.0%

(1)	Includes primarily apparel/footwear, stationery, freight, licensing, merchandising, and gift card breakage revenue.
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
Travel. Our travel product category includes rolling luggage, cosmetics, travel and packing accessories, and travel bags which includes our iconic duffel and weekend bags. The first Vera Bradley product offering included duffel bags, which have consistently been strong performers. We believe their popularity, as well as the appeal of our other travel items, results from our vibrant designs, functional styles, and lightweight fabrications.
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

Product Development
We have implemented a fully integrated and cross-functional product development process that aligns design, trend and market research, merchandising, planning, sales, marketing, and sourcing. Product development is a core capability that makes our products unique. Our designs and aesthetics set our products apart and drive customer loyalty. Our design and product development teams combine an understanding of the needs of our target customers, with knowledge of upcoming color, material, consumer, and fashion trends to design new collections, as well as new product categories, which will resonate in the market.
We typically begin the development stage of our products in the Vera Bradley portfolio twelve to eighteen months in advance of their release. The development of each new pattern includes the design of a primary print and sometimes a secondary coordinating print. All print development is managed by our internal print design team. Once developed, we generally copyright our patterns as appropriate. We believe that great design is not only central to our product, but also is a fundamental part of our brand development and growth strategies.
Our design team works to ensure that new collections contain an assortment of products and styles that are in line with both trends and customer needs and regularly updates classic styles to enhance functionality. Our team monitors fashion trends and customer needs by attending major trend and industry shows in Europe, Asia, and the United States, subscribing to trend monitoring services, and engaging in comparison-shopping.
Our product development team works closely with our marketing and merchandising teams to gather consumer insights through a variety of methodologies, including seasonal market research, in-store testing, scheduled interviews, and online and in-person surveys conducted by our internal team. The design and product development teams ensure that we offer products that are constructed to meet our design, function, construction, and quality standards in a cost-effective manner. We believe that with our cross-functional, collaborative approach, we are able to introduce and market our products in a way that clearly communicates the Vera Bradley brand.
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships, licensing agreements, and brand collaborations. We currently have licenses in place for eyewear, collegiate, bedding, hosiery, swimwear, technology accessories, stationery, health care uniforms and accessories, sleepwear and loungewear, and bath collections. We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business.
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
Public Relations and Product Placement. Vera Bradley has received considerable editorial exposure in the press, with mentions in O the Oprah Magazine, Magnolia Journal, Garden & Gun, InStyle, and Southern Living. In addition, we have expanded our public relations efforts to reach popular online influencers and bloggers.
Product placement in feature-length films and on prime-time television shows remains strong with television placements in Modern Family, The Big Bang Theory, Blackish, Speechless, and American Housewife. Movie placements include: Pitch Perfect 3, La La Land, Girl's Trip, Baywatch, A Bad Moms Christmas, and Den of Thieves.
Partnerships. During fiscal 2019, we partnered with the non-profit organization “Blessings in a Backpack” and a variety of celebrity co-hosts to provide carnival themed charity events at seven elementary schools across the country. We donated 25,000 backpacks filled with food supplies for children in need.

Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to verabradley.com and to our stores. We have captured approximately 5.5 million active customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This information provides us with deeper insight into the products and categories that are of the highest interest to our customers, and allows us to better target our customers with appropriate messages. As of February 2, 2019, we had nearly 1.9 million Facebook fans and approximately 80,000 Twitter followers. Our Instagram, which we launched in October 2012, has grown to approximately 420,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right bloggers to promote product.
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
Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of February 2, 2019, we operated 99 full-line stores averaging approximately 1,900 square feet per store. In fiscal 2017, we opened our first flagship store in the SoHo neighborhood of New York City which offers customers a unique store experience, as well as exclusive product. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.
Factory Outlet Stores. Our factory outlet stores are a vehicle for selling factory exclusive styles, as well as retired merchandise at discounted prices, while maintaining brand integrity. At the end of fiscal 2019, over 95% of the merchandise found in our factory outlet stores consisted of factory exclusive styles. Factory outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our factory outlet stores average approximately 3,200 square feet per store. As of February 2, 2019, we operated 57 factory outlet stores, all located in the United States.
Store Location Selection Strategy. Our store location decisions for both full-line and factory outlet stores are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe all geographical markets have been fully penetrated by our distribution channels. We believe that long-term expansion of our store base will increase brand awareness and reinforce our brand image. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic. Our target full-line store size is approximately 1,800 square feet and our target factory outlet store size is approximately 3,500 square feet.
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
We expect our factory outlet stores to average approximately 3,200 square feet per store, and we expect to invest approximately $0.5 million per new store, consisting of inventory, pre-opening costs, and build-out costs, less tenant-improvement allowances.
E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. During the third quarter of fiscal 2018, we created an online outlet site to reduce clearance sales from verabradley.com. We continue to assess our website for potential upgrades and enhancements, ensuring optimal design and performance. We had approximately 44 million visits to verabradley.com and our online outlet site during fiscal 2019.
Annual Outlet Sale. Our annual outlet sale is held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana each spring. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We attracted over 45,000 attendees to our 2018 annual outlet sale.
Indirect Segment
As of February 2, 2019, we sold our products in approximately 2,300 specialty retail locations, as well as department stores, national accounts, third party e-commerce sites, and third-party inventory liquidators, as well as through licensing agreements. In fiscal 2012, we launched our products in the department store channel. We are currently in approximately 560 department store locations, including Dillard's, Macy's, Belk, and Von Maur.
The top 30% of our specialty retailers account for approximately 70% of total specialty retailer revenue. No single Indirect retailer represented more than 10% of consolidated net revenues in fiscal 2019, with the top ten Indirect retailers representing in the aggregate approximately 40% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years.
Indirect Sales Force
We believe that having a combination of an in-house field sales force and a third-party agency, covering certain geographies, results in a more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model. As of February 2, 2019, our in-house sales team consisted of approximately 25 full-time sales consultants. Beginning in fiscal 2019, the compensation structure was based upon a full commission model.
In addition to acquiring new and growing existing accounts, our sales consultants serve as a support center for our Indirect customers by assisting and educating them in areas such as merchandising and visual presentation, marketing the brand, product selection, and inventory management. Our visual merchandising program provides our sales consultants with a framework to guide our Indirect customers regarding optimal product placement and display that is intended to reinforce the message that our brand is distinctive.
Manufacturing and Supply Chain Model
Our multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.
Our manufacturing and sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain, with a focus on identifying appropriate countries and partners to manufacture our products. The sourcing team leverages its expertise in negotiation, relationship management, and change management to maintain a strong global supply chain. Our sourcing team also focuses on achieving the right mix of production sites to mitigate the risk of concentrated production, including potential incremental tariffs. During fiscal 2019, to assist in this risk mitigation, our sourcing team reduced our production in China from approximately 70% in fiscal 2018 to approximately 54% in fiscal 2019.
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
Distribution Center
We own a 428,500 square-foot distribution center in Roanoke, Indiana. This automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantities necessary to fulfill a particular order. The facility’s technology enables us to accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time; however, we continue to assess our distribution center processes and technology to ensure optimal output.
Our products are shipped primarily via third-party common carriers to our stores, our Indirect retailers, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our business, including business generated through our website.
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our information systems are designed to provide, among other things, comprehensive order processing, production, accounting, and management information and analytics for the product development, retail, sales, marketing, distribution, finance, and human resources functions of our business. We continue to assess our on premise and cloud-based technology solutions to ensure we have the optimal solutions for our business.
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
Copyrights and Trademarks
The development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have approximately 1,000 copyrights.
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
Employees
As of February 2, 2019, we had approximately 2,620 employees. Of the total, approximately 2,045 were engaged in retail selling positions, approximately 280 were engaged in distribution, sourcing and quality functions, approximately 35 were engaged in product design, and approximately 260 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage.
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
Executive Officers of the Company
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Robert Wallstrom	53	Chief Executive Officer, President and Director
John Enwright	46	Chief Financial Officer
Daren Hull	45	Chief Customer Officer
Kevin Korney	49	Chief Merchandising Officer
Beatrice Mac Cabe	40	Chief Creative Officer
Stephanie Scheele	42	Chief Marketing Officer
Mark C. Dely	43	Chief Administrative & Legal Officer and Corporate Secretary
Mary Beth Trypus	53	Chief Sales Officer
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
Daren Hull has served as our Chief Customer Officer since July 2018 and is responsible for all sales, marketing, and digital initiatives. Prior to joining Vera Bradley, Mr. Hull served as Senior Vice President, Stores and West Elm Digital for Williams-Sonoma where he evolved the technology and customer experience from November 2016 until July 2018. Between November 2015 and September 2016, he served as Chief Operating Officer of Outdoor Voices where, among other things, he developed the team, process, programs, and infrastructure to drive revenue growth. Between July 2015 and November 2015 he served as SVP Global eCommerce, Head of Disruptive Innovation at PepsiCo and between January 2012 and April 2015, he served as General Manager for MyHabitat at Amazon. Mr. Hull gained additional experience with L'Oreal and Guthy-Renker.
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
Beatrice Mac Cabe joined the Company in January 2016 as our Vice President – Design and was promoted to her current post as Chief Creative Officer in September 2017. From 2013 until joining Vera Bradley, Ms. Mac Cabe served as Vice President, Chief Creative Director at Fossil where she directed the design process from initial concept for lifestyle categories. From 2012 to 2013 she was Design and Merchandising Director, Private Brand Accessories for JC Penney and from 2011 to 2012 she was Creative Director, Handbags for Vince Camuto. Ms. Mac Cabe gained prior design and brand development experience at other fashion brands including Diane von Furstenberg, John Galliano in Paris, and Marni in Milan.
Stephanie Scheele was named Chief Marketing Officer in April 2018 and before that served as our Vice President – Marketing Strategy and Operations since 2015, leading the insights and customer database programs and overseeing the marketing strategy team. Ms. Scheele has spent over 15 years with Vera Bradley in various roles of increasing responsibility.
Mark C. Dely joined the Company in August 2016 as our Vice President, Chief Legal Officer and Corporate Secretary and was promoted to also serve as the Chief Administrative Officer in September 2017. Between January 2013 and August 2016, Mr. Dely served as Senior Vice President, Chief Legal Officer, General Counsel and Secretary of Fred’s, Inc., a publicly-traded retailer and pharmacy with locations throughout the Southeast. From July 2007 to December 2012, Mr. Dely was Vice President and Divisional General Counsel of the Franchise Services Group for The ServiceMaster Company, where he managed the legal function for the Company's global franchise businesses. Mr. Dely’s additional experience includes being the first in-house counsel for NYSE-listed seed and agricultural-biotech company, Delta & Pine Land Company. Mr. Dely began his legal career at New York law firm Fried Frank, LLP.
Mary Beth Trypus joined the Company in May 2016 as our Vice President – Global Wholesale Sales and was promoted to her current post as Chief Sales Officer in March 2018. From September 2015 to May 2016, Ms. Trypus consulted for accessories start-ups and non-profit businesses where she developed brand architecture, defined the financial structure, and engineered sales and customer acquisition strategy. From August 2014 to August 2015, she was Executive Vice President Sales and Marketing for Bulova Corporation where she drove marketing strategy and revenue growth across a multi-brand watch portfolio in the wholesale and e-commerce channels. From March 2011 to July 2014, Ms. Trypus was Senior Vice President Sales and Planning at Nine West Group in the handbag division and held prior leadership positions at Liz Claiborne, Inc. and May Department Stores.

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
In fiscal 2018, we began to implement our Vision 20/20 plan, which is integrated into our long-term strategic plan, aimed to turnaround our business and restore brand and Company health by the end of fiscal 2021. The success of our long-term strategic plan and growth strategies, alone or collectively, will depend on various factors, including the appeal of our product designs, retail presentation to consumers, effectiveness of our marketing initiatives, expense saving initiatives, competitive conditions, and economic conditions. There is no assurance that we will be able to successfully implement our strategic plan and Vision 20/20 initiatives. If we are unsuccessful in implementing some or all of our strategies or initiatives, our future operating results could be adversely impacted.
Changes in general economic conditions, and their impact on consumer confidence and consumer spending, could adversely impact our results of operations.
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may be influenced by fluctuating interest rates and credit availability, changing fuel and other energy costs, fluctuating commodity prices, levels of unemployment and consumer debt levels, changes in net worth based on market conditions, general uncertainty regarding the overall future economic environment, political turmoil, and weather and weather-related phenomena. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our results of operations. In the event that the U.S. economy worsens, or if there is a decline in consumer-spending levels or other unfavorable conditions, including inflation, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
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
We currently sell into two segments: Direct to consumers through our full-line and factory outlet stores in the United States, verabradley.com, our online outlet site, and our annual outlet sale in Fort Wayne, Indiana; and through our Indirect wholesale business which consists of sales to specialty retail locations, department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, as well as royalties recognized through licensing agreements. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth prospects include our ability to successfully open and operate new and current stores. In recent years, however, comparable store sales have declined. Consequently, the rate in which we have opened new stores has slowed and we do not currently have any new full-line stores planned to be opened during fiscal 2020. As part of our Vision 20/20 initiatives, we have closed a total of 15 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close up to an additional 30 full-line stores by the end of fiscal 2022, primarily as leases expire. We have closed 19 underperforming stores since December 2014. We plan to open six new factory outlet stores during fiscal 2020 and will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
We remain dependent on information technology systems and networks, including the Internet, for a significant portion of our sales, primarily through our e-commerce operations and credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. As part of our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including the transmission of credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business and results of operations. We do not control third-party service providers and cannot guarantee that electronic or physical computer break-ins and security breaches will not occur in the future. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors, and reduce our ability to attract and retain customers. We may also incur significant costs in complying with the various applicable state, federal, and foreign laws regarding unauthorized disclosure of personal information.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have an e-commerce website in the U.S. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventive efforts, including back-up systems, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.
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
Since December 2014, we have closed 19 underperforming stores. We have closed a total of 15 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close up to an additional 30 full-line stores by the end of fiscal 2022, primarily as leases expire. We could, in the future, decide to close additional stores that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.
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
We believe that our registered copyrights, registered and common law trademarks, and other proprietary rights have significant value and are critical to our ability to create and sustain demand for our products. We cannot assure you that the actions taken by us to establish and protect our proprietary rights will be adequate to prevent imitation of our products or infringement of our rights by others. The legal regimes of some foreign countries, particularly China, may not protect proprietary rights to the same extent as the laws of the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by others in these countries. The loss of copyrights, trademarks, and other proprietary rights could adversely impact our results of operations. Any litigation regarding our proprietary rights could be time consuming and costly.
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
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	actions by other shopping mall or lifestyle center tenants;

•	weather conditions, particularly during the holiday shopping period;

•	unexpected departures of key executives;

•	financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;

•	the public’s response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation and other matters;

•	speculation about our business in the press or the investment community;

•	future sales of our common stock by our significant shareholders, officers, and directors;

•	our entry into new markets;

•	changes in laws or regulations that impact the retail industry;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	changes in accounting principles.
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
Michael Ray (our former CEO and Ms. Bradley Baekgaard's son in-law), Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller, and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 28.6% of our outstanding shares of common stock as of February 2, 2019. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation, and significant corporate transactions. This concentrated ownership of outstanding common stock may limit your ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of February 2, 2019. The leases on the leased properties expire at various times through 2029, subject to renewal options.

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
As of February 2, 2019, we also leased 162 store locations in the United States, including six store locations opened or to be opened in fiscal 2020. See below for more information regarding the locations of our open stores as of February 2, 2019.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The properties in the above table are used by both the Direct segment and Indirect segment, excluding the three showrooms which are used exclusively by the Indirect segment.
Store Locations
Our full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-line and factory outlet stores we operated in each state as of February 2, 2019:

State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores	State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores
Alabama	1	1	Minnesota	2	1
Arizona	1	—	Mississippi	—	1
California	3	—	Missouri	2	2
Colorado	3	1	Nebraska	—	1
Connecticut	2	1	Nevada	—	1
Delaware	1	1	New Jersey	8	2
Florida	6	8	New York	8	4
Georgia	1	2	North Carolina	1	4
Hawaii	1	1	Ohio	4	1
Illinois	6	1	Oklahoma	2	1
Indiana	2	2	Pennsylvania	5	3
Iowa	1	1	Rhode Island	1	—
Kansas	1	—	South Carolina	—	2
Kentucky	2	1	Tennessee	3	2
Louisiana	2	—	Texas	13	6
Maryland	4	—	Virginia	3	2
Massachusetts	4	1	Wisconsin	1	1
Michigan	5	2	Totals	99	57

We lease all of our stores. Lease terms for our retail stores are generally ten years with options to renew for varying terms. The leases generally provide for a fixed minimum rental plus contingent rent, which is determined as a percentage of sales in excess of specified levels.

Item 3.        Legal Proceedings
We may be involved from time to time, as a plaintiff or a defendant, in various routine legal proceedings incidental to the ordinary course of our business. In the ordinary course, we are involved in the policing of our intellectual property rights. As part of our policing program, from time to time we file lawsuits in the United States and abroad, alleging acts of trademark counterfeiting, trademark infringement, trademark dilution, and ancillary and pendent state and foreign law claims. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise as affirmative defenses, or as counterclaims, the purported invalidity or unenforceability of our proprietary rights. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or financial condition.

Item 4.        Mine Safety Disclosure
Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VRA”.
As of March 27, 2019, we had approximately 30 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. On November 30, 2017, the board of directors authorized the Company to extend the 2015 Share Repurchase Plan to December 31, 2018. The 2015 Share Repurchase program was completed on November 27, 2018. On November 29, 2018, the Company's board of directors approved a new share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2018 Share Repurchase Program is scheduled to expire on December 14, 2020.
During the fiscal year ended February 2, 2019, the Company purchased and held 1,293,138 shares at an average price of $12.58 per share, excluding commissions, for an aggregate amount of $16.3 million. Of these purchases, 320,296 shares at an average price of $8.86 per share, for an aggregate amount of $2.8 million, were purchased under the 2018 Share Repurchase Plan.
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
As of February 2, 2019, there was $47.2 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program.
As of February 2, 2019, the Company held as treasury shares 6,935,623 shares of its common stock at an average price of $13.39 per share, excluding commissions, for an aggregate carrying amount of $92.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.
Details on the shares repurchased under the 2015 and 2018 Share Repurchase Programs during the thirteen weeks ended February 2, 2019 are as follows:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 4, 2018 - December 1, 2018	188,976	$12.22	188,976	$—
December 2, 2018 - January 5, 2019	159,400	8.48	159,400	48,647,810
January 6, 2019 - February 2, 2019	160,896	9.24	160,896	47,161,294
	509,272	$10.11	509,272

(1) The Company began repurchasing shares under the 2018 Share Repurchase Program in December 2018.
Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between February 1, 2014, and February 2, 2019, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on February 1, 2014, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

Company/Market/Peer Group	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019
Vera Bradley, Inc.	$100.00	$79.39	$61.53	$48.29	$38.84	$36.88
S&P 500 Index	$100.00	$114.22	$113.46	$137.14	$168.46	$168.36
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$103.68	$86.86	$74.01	$94.47	$88.04

Item 6.        Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for the most recent three fiscal years presented and the selected balance sheet data as of February 2, 2019 and February 3, 2018 are derived from our audited consolidated financial statements included in Item 8 of this report. The selected income statement data for the fiscal years ended January 30, 2016, and January 31, 2015, and selected balance sheet data as of January 28, 2017, January 30, 2016, and January 31, 2015, are derived from our audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
($ in thousands, except per share data and as otherwise indicated)	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
Consolidated Statement of Income Data (2):
Net revenues	$416,097	$454,648	$485,937	$502,598	$508,990
Cost of sales	177,510	200,639	209,891	221,409	239,981
Gross profit	238,587	254,009	276,046	281,189	269,009
Selling, general, and administrative expenses (3)	211,984	239,810	249,155	236,836	208,675
Other income	498	782	1,329	2,369	3,736
Operating income	27,101	14,981	28,220	46,722	64,070
Interest (income) expense, net	(1,125)	(413)	178	263	407
Income from continuing operations before income taxes	28,226	15,394	28,042	46,459	63,663
Income tax expense (4)	7,469	8,378	8,284	18,901	22,828
Income from continuing operations	20,757	7,016	19,758	27,558	40,835
Loss from discontinued operations, net of taxes	—	—	—	—	(2,386)
Net income	$20,757	$7,016	$19,758	$27,558	$38,449
Basic weighted-average shares outstanding	35,222	35,925	36,838	38,795	40,568
Diluted weighted-average shares outstanding	35,467	36,026	36,970	38,861	40,632
Net income (loss) per share - basic
Continuing operations	$0.59	$0.20	$0.54	$0.71	$1.01
Discontinued operations	—	—	—	—	(0.06)
Net income per share	$0.59	$0.20	$0.54	$0.71	$0.95
Net income (loss) per share - diluted
Continuing operations	$0.59	$0.19	$0.53	$0.71	$1.00
Discontinued operations	—	—	—	—	(0.06)
Net income per share	$0.59	$0.19	$0.53	$0.71	$0.95
Net Revenues by Segment (2):
Direct	$328,034	$351,786	$355,175	$351,286	$335,602
Indirect	88,063	102,862	130,762	151,312	173,388
Total	$416,097	$454,648	$485,937	$502,598	$508,990
Store Data (5):
Total stores open at end of year	156	160	159	150	125
Comparable sales (including e-commerce) decrease (6)	(10.3)%	(6.7)%	(7.0)%	(10.6)%	(7.6)%
Total gross square footage at end of year	379,792	377,861	368,640	342,362	278,779
Average net revenues per gross square foot (7)	$635	$640	$642	$703	$760

	As of
($ in thousands)	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$113,493	$68,751	$86,375	$97,681	$112,292
Short-term investments	19,381	54,150	30,152	—	—
Working capital	208,912	201,749	193,070	187,090	204,648
Long-term investments	23,735	15,515	—	—	—
Total assets	362,148	350,669	373,509	380,679	377,284
Shareholders’ equity	294,703	285,283	283,786	285,255	284,471

(1)
The Company utilizes a 52-53 week fiscal year. Fiscal year 2018 consisted of 53 weeks. Fiscal years 2019, 2017, 2016, and 2015 consisted of 52 weeks. The extra week contributed approximately $4.1 million in net revenues and added an estimated $0.01 to diluted net income per share in fiscal 2018. By segment, the extra week contributed net revenues of approximately $3.0 million to Direct and $1.1 million to Indirect in fiscal 2018.

(2)	Refer to Notes 3 and 14 to the Notes to the Consolidated Financial Statements herein for accounting standard adoption and charges affecting the comparability of results.

(3)
Impairment charges, related to underperforming stores, totaled $6.3 million, $12.7 million, $2.8 million, and $0.4 million, during the fiscal years ended February 3, 2018, January 28, 2017, January 30, 2016, and January 31, 2015, respectively. There were no impairment charges during the fiscal year ended February 2, 2019.

(4)	Fiscal 2018 includes a $2.1 million net charge as a result of the Tax Cuts and Jobs Act. Refer to Note 6 to the Notes to the Consolidated Financial Statements herein for additional information.

(5)	Includes full-line and factory outlet stores.

(6)
Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Calculation excludes sales for the 53rd week in fiscal 2018.

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
Executive Summary
As more fully described herein, fiscal 2019 was the first full year of our Vision 20/20 strategic plan, which we began implementing in the third quarter of fiscal 2018. During fiscal 2019, our key focus areas were on product and pricing initiatives, SG&A and cost of sales expense reductions, maximizing retention of our customer base, and driving cash flow from operations. We also achieved various strategic product, distribution, and marketing initiatives.
Strategic Progress

•	We made progress on our Vision 20/20 initiatives, including:

•	Reducing clearance activity in our full-line stores and on verabradley.com by approximately 70% and increasing comparable full-price selling in these two channels by over 20%;

•	Reducing SG&A expenses to our targeted level of $212 million during fiscal 2019, which reflects the closure of ten underperforming full-line stores and various expense management initiatives;

•
Exceeding our customer count retention expectations in our full-line stores and on verabradley.com, despite the reduction in clearance promotions. As expected, our overall customer count was down in the mid-single digit range for fiscal 2019; and

•	Generating operating cash flow of $43.6 million.

•	We made progress in the product area, including:

•
Implementing tighter assortment guardrails around categories, patterns, and pricing assuring the right fit for our brand and that our products reflect our core attributes of comfortable, casual, and affordable;

•	Driving full-price selling by focusing on our top ten styles, solids, and category dominance in our signature categories like back-to-campus and travel;

•	Implementing processes that allow us to extend full-price selling periods and accelerate retirement as needed;

•
Continuing to expand our licensing program by entering into new agreements for a loungewear and soft bath collection, as well as expanding distribution of our licensed stationery and health-care apparel merchandise;

•
Reducing the impact of China tariffs by decreasing our reliance on China and increasing production in duty-free countries. Our production in China decreased from approximately 70% in fiscal 2018 to approximately 54% in fiscal 2019; and

•	Launching customization, where our customers can design their own duffel, hipster, tote, or shoulder bag.

•	We made progress in the distribution area, including:

•	Opening six factory outlet stores;

•	Beginning to experiment with new store formats and customized product assortments;

•	Completing the rollout of our online outlet site which began in fiscal 2018; and

•	Continuing to segregate Vera Bradley from the online discount-driven marketplace by exiting our partnership with eBay.

•
In the marketing area, we continued to increase brand awareness through our “digital first” strategy by focusing our marketing on high-quality placements and targeted digital efforts, with an emphasis on full-price offerings. Total impressions were up more than 50% to over 2.1 billion for the fiscal year. We also entered into several successful social media collaborations with our license partners and influencers, as well as partnered with “Blessings in a Backpack” to host nationwide events for at-risk children.

Financial Summary
Fiscal 2019 was a 52-week period compared to fiscal 2018 which was a 53-week period.

•	Net revenues were $416.1 million in fiscal 2019 compared to $454.6 million in fiscal 2018. The extra week in fiscal 2018 added approximately $4.1 million to net revenues.

•
Direct segment sales were $328.0 million in fiscal 2019 compared to $351.8 million in fiscal 2018. The extra week in fiscal 2018 added approximately $3.0 million to net revenues. Comparable sales for fiscal 2019 decreased 10.3%.

•	Indirect segment sales were $88.1 million in fiscal 2019 compared to $102.9 million in fiscal 2018. The extra week in fiscal 2018 added approximately $1.1 million to net revenues.

•	Gross profit was $238.6 million (57.3% of net revenue) in fiscal 2019 compared to $254.0 million (55.9% of net revenue) in fiscal 2018.

•	SG&A expenses were $212.0 million (50.9% of net revenue) in fiscal 2019 compared to $239.8 million (52.7% of net revenue) in fiscal 2018.

•	Operating income was $27.1 million (6.5% of net revenue) in fiscal 2019 compared to $15.0 million (3.3% of net revenue) in fiscal 2018.

•	Net income was $20.8 million in fiscal 2019 compared to $7.0 million in fiscal 2018.

•	Diluted net income per share was $0.59 in fiscal 2019 compared to $0.19 in fiscal 2018. The extra week in fiscal 2018 added an estimated $0.01 to diluted net income per share.

•	Vision 20/20-related charges and other charges (including store impairment charges) were $19.5 million ($12.3 million after the associated tax benefit) in fiscal 2018.

•	Income tax expense was negatively impacted by a $2.1 million net charge related to the Tax Cuts and Jobs Act (“Tax Act”) for fiscal 2018.

•	Cash, cash equivalents, and investments were $156.6 million at February 2, 2019 compared to $138.4 million at February 3, 2018.

•	Capital expenditures for fiscal 2019 totaled $8.1 million compared to $11.8 million for fiscal 2018.

•	Repurchases of common stock for fiscal 2019 totaled $16.3 million, or 1.3 million shares, compared to $7.9 million, or 0.9 million shares, in fiscal 2018.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect revenues from the sale of our merchandise and from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through our full-line and factory outlet stores, verabradley.com, our online outlet site, and our annual outlet sale in Fort Wayne, Indiana. Revenues for the Indirect segment reflect sales to approximately 2,300 specialty retail partners, department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, and sales generated through licensing agreements.
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
Selling, General, and Administrative Expenses (“SG&A”)
SG&A expenses include selling; advertising, marketing, and product development; and administrative expenses. Selling expenses include Direct business expenses such as store expenses, employee compensation, and store occupancy and supply costs, including store impairment charges, as well as Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations.
Other Income
Other income includes certain legal settlements, proceeds from the sales of tickets to our annual outlet sale, and sales tax credits received for timely filings. In addition, we support many of our Indirect retailers’ marketing efforts by distributing certain catalogs and promotional mailers to current and prospective customers. Our Indirect retailers reimburse us for a portion of the cost to produce these materials. Reimbursement received is recorded as other income. The related cost to design, produce, and distribute the catalogs and mailers is recorded as SG&A expense.
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

	Fiscal Year Ended (1)
($ in thousands)	February 2, 2019	February 3, 2018	January 28, 2017
Statement of Income Data:
Net revenues	$416,097	$454,648	$485,937
Cost of sales	177,510	200,639	209,891
Gross profit	238,587	254,009	276,046
Selling, general, and administrative expenses (2)	211,984	239,810	249,155
Other income	498	782	1,329
Operating income	27,101	14,981	28,220
Interest (income) expense, net	(1,125)	(413)	178
Income before income taxes	28,226	15,394	28,042
Income tax expense (3)	7,469	8,378	8,284
Net income (4)	$20,757	$7,016	$19,758
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	42.7%	44.1%	43.2%
Gross profit	57.3%	55.9%	56.8%
Selling, general, and administrative expenses	50.9%	52.7%	51.3%
Other income	0.1%	0.2%	0.3%
Operating income	6.5%	3.3%	5.8%
Interest (income) expense, net	(0.3)%	(0.1)%	—%
Income before income taxes	6.8%	3.4%	5.8%
Income tax expense	1.8%	1.8%	1.7%
Net income	5.0%	1.5%	4.1%
The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-line and factory outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	February 2, 2019	February 3, 2018	January 28, 2017
Net Revenues by Segment:
Direct	$328,034	$351,786	$355,175
Indirect	88,063	102,862	130,762
Total	$416,097	$454,648	$485,937
Percentage of Net Revenues by Segment:
Direct	78.8%	77.4%	73.1%
Indirect	21.2%	22.6%	26.9%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Store Data (5):
Total stores opened during period	6	7	10
Total stores closed during period	(10)	(6)	(1)
Total stores open at end of period	156	160	159
Comparable sales (including e-commerce) decrease (6)	(10.3)%	(6.7)%	(7.0)%
Total gross square footage at end of period	379,792	377,861	368,640
Average net revenues per gross square foot (7)	$635	$640	$642

(1)
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal year 2018 consisted of 53 weeks. Fiscal years 2019 and 2017 consisted of 52 weeks. The extra week contributed approximately $4.1 million in net revenues and added an estimated $0.01 to diluted net income per share in fiscal 2018. By segment, the extra week contributed net revenues of approximately $3.0 million to Direct and $1.1 million to Indirect in fiscal 2018.

(2)
Impairment charges, related to underperforming stores, totaled $6.3 million and $12.7 million during the fiscal years ended February 3, 2018 and January 28, 2017, respectively. There were no impairment charges recorded during the fiscal year ended February 2, 2019.

(3)	Fiscal 2018 includes a $2.1 million net charge as a result of the Tax Act. Refer to Note 6 to the Notes to the Consolidated Financial Statements herein for additional information.

(4)	Refer to Notes 3 and 14 to the Notes to the Consolidated Financial Statement herein for accounting standard adoption and charges affecting the comparability of results.

(5)	Includes full-line and factory outlet stores.

(6)
Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Calculation excludes sales for the 53rd week in fiscal 2018.

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
We timely resolved this incident and continue to work with a computer security firm to further strengthen the security of our systems to help prevent events of this nature from happening in the future. We promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards. As of the date of this filing, we have resolved all claims associated with this incident and do not expect any material changes to our exposure.
Expenses Incurred and Amounts Accrued
During the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, we recorded an immaterial amount of expense relating to the Payment Card Incident. Expenses included remediation activities during fiscals 2019 and 2018 and costs to investigate the Payment Card Incident and obtain legal and other professional services during fiscal 2017. There were no incremental expenses associated with the claims received in fiscals 2019 or 2018 as they were reimbursed under our insurance coverage. The insurance deductible was accrued during fiscal 2017.

Future Costs
We believe there are no outstanding amounts due with respect to this matter.
Insurance Coverage
We maintain $15.0 million of cyber security insurance coverage above a $0.1 million deductible.
Vision 20/20 Initiatives
Fifty-Three Weeks Ended February 3, 2018
During fiscal 2018, we launched our Vision 20/20 strategic plan, which involves a more aggressive approach to turn around our business by the end of fiscal 2021. This plan is primarily focused on product and pricing initiatives, as well as SG&A expense reduction initiatives.
The product and pricing initiatives include restoring our full-price business by significantly reducing the amount of clearance merchandise offered on verabradley.com and in our full-line stores, streamlining current product offerings by eliminating unproductive or incongruent categories and SKUs from our assortment, and introducing tighter guardrails around new categories, patterns, and pricing. These initiatives negatively impacted fiscal 2019 revenues.
The SG&A expense reduction initiatives include right-sizing our corporate infrastructure to better align with the size of the business, optimizing our marketing spending by focusing on efficiencies while keeping our most loyal customer engaged, and taking a more aggressive stance on reducing store operating costs and closing underperforming full-line stores. We reduced SG&A expenses by $23.5 million in fiscal 2019 (based off of our fiscal 2017 base level and excluding severance, store impairment, and Vision 20/20 charges from all periods). We have closed a total of 15 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close up to an additional 30 full-line stores by the end of fiscal 2022, primarily as leases expire.
The implementation of the plan began in the third quarter of fiscal 2018, with the majority of the product and pricing initiatives completed in the current fiscal year. The SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right-sizing our corporate infrastructure. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during fiscal 2019.
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

(1) Refer to Note 4 to the Notes to the Consolidated Financial Statements herein for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges totaled $10.6 million

Other Charges Affecting Comparability of the Fifty-Two Weeks Ended February 2, 2019, Fifty-Three Weeks Ended February 3, 2018, and Fifty-Two Weeks Ended January 28, 2017
Fifty-Three Weeks Ended February 3, 2018
Other charges recognized in SG&A expenses during fiscal 2018, before the implementation of Vision 20/20, totaled $2.8 million ($1.7 million after the associated tax benefit). These pre-tax charges consisted of $2.5 million in severance charges (recognized within corporate unallocated expenses) and $0.3 million for a net lease termination charge (recognized within the Direct segment).
Other charges recognized in tax expense during fiscal 2018 totaled $2.1 million related to the Tax Act as described below.
Fifty-Two Weeks Ended January 28, 2017
Other charges recognized in SG&A expenses during fiscal 2017 totaled $13.6 million ($8.6 million after the associated tax benefit) and consisted of store impairment charges of $12.7 million (recognized within the Direct segment) and a severance charge of $0.9 million (recognized within corporate unallocated expenses). Refer to Note 4 to the Notes to the Consolidated Financial Statements herein for additional details regarding the store impairment charges. Fiscal 2017 also included a $1.6 million tax benefit (reflected in income tax expense) related to the release of certain income tax reserves.
Tax Act
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that allows for full expensing for qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income (“GILTI”), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As a result of the enactment of the Tax Act, we recorded $2.1 million in provisional income tax expense during the fourth quarter of fiscal 2018 based upon our understanding of the Tax Act and guidance as of the date of the fiscal 2018 filing. There were no material changes to the provisional estimates upon completion of the accounting during fiscal 2019. Refer to Note 6 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Tax Act.
Impairment Charges
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Notes to the Consolidated Financial Statements herein. Impairment charges of $6.3 million and $12.7 million were recognized in the fiscal years ended February 3, 2018 and January 28, 2017, respectively, for assets related to underperforming stores and are included in SG&A expenses in the Consolidated Statements of Income and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment. There were no impairment charges recorded during the fiscal year ended February 2, 2019.
Revenue from Contracts with Customers
We adopted Accounting Standards Codification (“ASC”) Topic 606 beginning in the first quarter of fiscal 2019 using the modified retrospective adoption method. The adoption of this standard impacted fiscal 2019 beginning retained earnings by $0.5 million. As a result of the adoption of ASC Topic 606 using the modified retrospective method, the financial statements from the prior-year periods are not reported under ASC Topic 606 which affects the comparability of the Consolidated Financial Statements. The primary impacts from the adoption of the standard are that we are no longer reversing sales associated with shipments not yet received by customers, gift card breakage revenue recognition is accelerated, a change in the method of recognizing minimum guaranteed royalties in certain licensing agreements, and the re-classification of certain liabilities for estimated product returns to other accrued liabilities from a contra-asset within accounts receivable, net, in the current-year period. Refer to Note 3 to the Notes to the Consolidated Financial Statements herein for additional information, as well as what the reported financial results would have been under prior accounting principles generally accepted in the United States (“GAAP”).

Fiscal 2019 Compared to Fiscal 2018
Net Revenues
For fiscal 2019, net revenues decreased $38.5 million, or 8.5%, to $416.1 million, from $454.6 million for fiscal 2018. Fiscal 2018 includes approximately $4.1 million of net revenues related to the 53rd week. The adoption of ASC 606 benefited the current-year period by $1.5 million.
Direct. For fiscal 2019, net revenues decreased $23.8 million, or 6.8%, to $328.0 million, from $351.8 million for fiscal 2018. This change resulted from a $14.0 million contribution of revenue from our non-comparable stores, which included six additional factory outlet stores in the current year, more than offset by a comparable sales decrease of $34.5 million, or 10.3%, and approximately $3.0 million of net revenues generated from the 53rd week in fiscal 2018. The decrease in comparable sales includes a 24.7% decrease in e-commerce sales and a 4.2% decrease in comparable store sales. Comparable sales (particularly for verabradley.com) were negatively impacted by the planned reduction in clearance activity. The aggregate number of full-line and factory outlet stores decreased from 160 at the end of fiscal 2018 to 156 at the end of fiscal 2019. The Company closed ten stores during the current year.
The adoption of ASC 606 negatively impacted Direct segment net revenues in the current-year period by $0.1 million.
Indirect. For fiscal 2019, net revenues decreased $14.8 million, or 14.4%, to $88.1 million, from $102.9 million for fiscal 2018, primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts, as well as approximately $1.1 million of net revenues generated from the 53rd week in fiscal 2018.
The adoption of ASC 606 benefited Indirect segment net revenues in the current-year period by $1.6 million primarily due to the timing of shipments to customers as a result of changes in the frequency of product launches compared to the prior-year period.
Gross Profit
For fiscal 2019, gross profit decreased $15.4 million, or 6.1%, to $238.6 million, from $254.0 million for fiscal 2018. As a percentage of net revenues, gross profit increased to 57.3% for fiscal 2019, from 55.9% for fiscal 2018. The increase as a percentage of net revenues was primarily due to reduced clearance activity and increased full-price selling on verabradley.com and in our full-line stores, freight and shipping savings, channel mix changes, and a reduction in product costs. The prior year included certain reserves taken against slow-moving inventory in the second quarter and adjustments taken against certain inventory categories as a result of Vision 20/20 initiatives in the third quarter that did not recur in the current year.
The adoption of ASC 606 benefited the current-year period gross profit by $0.8 million primarily due to the factors described above.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2019, SG&A expenses decreased $27.8 million, or 11.6%, to $212.0 million, from $239.8 million for fiscal 2018. As a percentage of net revenues, SG&A expenses were 50.9% and 52.7% for fiscal 2019 and fiscal 2018, respectively. The decrease in SG&A expenses was primarily due to expenses incurred in the prior-year period that did not recur in the current-year period that provided savings of approximately $18.4 million, of which $6.4 million related to severance expenses, $6.3 million related to store impairment charges, and $4.6 million related to strategic consulting charges. In addition, there were approximately $9.4 million in expense reductions due in part to expense management strategies associated with Vision 20/20, including a $4.7 million decrease in employee-related expenses and a $2.2 million decrease in depreciation expenses. SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned expense savings, partially offset by SG&A expense deleverage associated with lower sales.
Other Income
For fiscal 2019, other income decreased $0.3 million, or 36.3%, to $0.5 million, from $0.8 million for fiscal 2018, primarily due to a decrease in participation in the co-op mailer program.
Operating Income
For fiscal 2019, operating income increased $12.1 million, or 80.9%, to $27.1 million from $15.0 million for fiscal 2018. As a percentage of net revenues, operating income was 6.5% and 3.3% for fiscal 2019 and fiscal 2018, respectively. Operating income increased due to the factors described above.

The adoption of ASC 606 benefited the current-year period operating income by $0.8 million due to the factors described above.

The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	February 2, 2019	February 3, 2018
Operating Income:
Direct	$67,862	$60,979	$6,883	11.3%
Indirect	34,500	34,763	(263)	(0.8)%
Less: Unallocated corporate expenses	(75,261)	(80,761)	5,500	(6.8)%
Operating income	$27,101	$14,981	$12,120	80.9%
Direct. For fiscal 2019, operating income increased $6.9 million, or 11.3%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 20.7% and 17.3% for fiscals 2019 and 2018, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to $6.3 million in store impairment charges incurred in the prior-year period that did not recur in the current-year period, a $5.9 million reduction in employee-related expenses due in part to expense management strategies associated with Vision 20/20, and a reduction of $1.6 million in depreciation expense primarily as a result of prior-year store impairment charges. In addition, there was an increase in gross margin as a percentage of net revenues. These benefits were partially offset by SG&A expense deleverage associated with lower sales.
The adoption of ASC 606 negatively impacted the current-year period Direct segment operating income by $0.1 million.
Indirect. For fiscal 2019, operating income decreased $0.3 million, or 0.8%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 39.2% and 33.8% for fiscals 2019 and 2018, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues, a reduction in employee-related expenses, and severance expenses incurred in the prior-year period that did not recur in the current-year period, as described above, partially offset by SG&A expense deleverage associated with lower sales.
The adoption of ASC 606 benefited the current-year period Indirect segment operating income by $0.9 million due to the factors described above.
Corporate Unallocated. For fiscal 2019, unallocated expenses decreased $5.5 million, or 6.8%. The decrease in unallocated expenses was primarily due to expenses from the prior-year period that did not recur in the current-year period, including $4.6 million in severance charges and $4.6 million in strategic consulting charges. These savings were partially offset by an increase in incentive compensation expense of approximately $2.5 million primarily as a result of Company performance.
Interest Income, Net
For fiscal 2019, net interest income increased $0.7 million, or 172.4%, to $1.1 million, from $0.4 million in fiscal 2018. The year-over-year increase was primarily a result of interest earned on our investment portfolio and certificates of deposit. Refer to Note 15 to the Notes to the Consolidated Financial Statements herein for additional information regarding our investments.
Income Tax Expense
For fiscal 2019, we recorded income tax expense of $7.5 million at an effective tax rate of 26.5%, compared to 54.4% for fiscal 2018. The year-over-year decrease in the effective tax rate was primarily due to a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate to 21% from 35%, and the relative impact of $2.1 million of net charges in the prior-year period associated with the Tax Act enacted during the fourth quarter. Refer to Note 6 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Tax Act.

Net Income
For fiscal 2019, net income increased $13.8 million, or 195.9%, to $20.8 million from $7.0 million in fiscal 2018 due to the factors described above. The prior-year period included severance charges of $6.6 million, store impairment charges of $6.3 million; strategic consulting charges of $4.6 million; inventory adjustments of $0.9 million; and net lease termination charges and other Vision 20/20 charges of $1.1 million ($12.3 million collectively after the associated tax benefit) that did not recur in the current-year period. There was an additional $2.1 million recorded in income tax expense in the prior-year period related to the Tax Act.
The adoption of ASC 606 benefited the current-year period net income by $0.6 million due to the factors described above.

Fiscal 2018 Compared to Fiscal 2017
Net Revenues
For fiscal 2018, net revenues decreased $31.3 million, or 6.4%, to $454.6 million, from $485.9 million for fiscal 2017. Fiscal 2018 includes approximately $4.1 million of net revenues related to the 53rd week.
Direct. For fiscal 2018, net revenues decreased $3.4 million, or 1.0%, to $351.8 million, from $355.2 million for fiscal 2017. This change resulted from approximately $3.0 million of net revenues generated from the 53rd week in fiscal 2018 and a $17.8 million contribution of revenue from our non-comparable stores, which included seven additional stores in fiscal 2018, more than offset by a comparable sales decrease of $23.1 million, or 6.7%. The decrease in comparable sales includes a 9.3% decrease in e-commerce sales and a 5.5% decrease in comparable store sales. The decline in comparable sales was primarily due to year-over-year declines in store and e-commerce traffic. The aggregate number of full-line and factory outlet stores grew from 159 at the end of fiscal 2017 to 160 at the end of fiscal 2018, which excludes six stores closed during fiscal 2018.
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
Gross Profit
For fiscal 2018, gross profit decreased $22.0 million, or 8.0%, to $254.0 million, from $276.0 million for fiscal 2017. As a percentage of net revenues, gross profit decreased to 55.9% for fiscal 2018, from 56.8% for fiscal 2017. The decrease as a percentage of net revenues was primarily due to increased promotional activity in our factory outlet stores, inventory adjustments taken against certain product categories in the second and third quarters of fiscal 2018, and channel mix changes, partially offset by a reduction in product cost.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2018, SG&A expenses decreased $9.4 million, or 3.8%, to $239.8 million, from $249.2 million for fiscal 2017. As a percentage of net revenues, SG&A expenses were 52.7% and 51.3% for fiscal 2018 and fiscal 2017, respectively. Fiscal 2018 included $18.4 million of Vision 20/20 and other charges, which consisted of $6.4 million of employee severance charges; $6.3 million of store impairment charges; $4.6 million of strategic consulting charges; and $1.1 million for net lease termination charges and other Vision 20/20 charges. The prior-year period included $13.6 million of other items consisting of $12.7 million of store impairment charges and $0.9 million for an executive severance charge. The $4.8 million increase in SG&A expenses for fiscal 2018, as a result of the aforementioned charges, was more than offset by a $14.2 million decrease in SG&A expenses for fiscal 2018. The decrease in SG&A expenses was primarily due to a reduction in both employee-related expenses and advertising expenses, partially offset by new store expenses, including expenses associated with stores opened during fiscal 2018 and incremental expenses associated with the annualization of stores opened during fiscal 2017. SG&A expenses as a percentage of net revenues increased primarily due to SG&A expense deleverage associated with lower sales, new store expenses, and the aggregate incremental impact of the fiscal 2018 Vision 20/20 charges and other charges, partially offset by the impact of the aforementioned incremental expense savings.
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
Direct. For fiscal 2018, operating income decreased $1.6 million, or 2.6%. As a percentage of Direct segment net revenues, operating income in the Direct segment was 17.3% and 17.6% for fiscals 2018 and 2017, respectively. The decrease in operating income as a percentage of Direct segment net revenues was primarily due to new store expenses, a decline in the gross profit as a percentage of net revenues as described above, and deleverage of SG&A expenses due to lower sales, partially offset by lower store impairment charges and employee-related expenses as compared to the prior-year period.
Indirect. For fiscal 2018, operating income decreased $16.2 million, or 31.8%. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 33.8% and 39.0% for fiscals 2018 and 2017, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to deleverage of SG&A expenses as a result of lower sales and a decrease in gross profit as a percentage of net revenues, as described above.
Corporate Unallocated. For fiscal 2018, unallocated expenses decreased $4.6 million, or 5.3%. The decrease in unallocated expenses was primarily due to a decrease in advertising spending and employee-related expenses principally as a result of expense management, which was associated in part with the implementation of Vision 20/20 initiatives during the third quarter. These savings were partially offset by Vision 20/20 and other charges of $9.3 million in fiscal 2018 which consisted of $4.6 million of strategic consulting charges, $4.6 million of employee severance charges, and $0.1 million of other Vision 20/20 charges. The prior-year period included $0.9 million for an executive severance charge.
Interest (Income) Expense, Net
For fiscal 2018, net interest (income) expense increased $0.6 million, or 332.0%, to $(0.4) million, from $0.2 million in fiscal 2017. The year-over-year increase was primarily a result of interest earned on our investment portfolio which was implemented during fiscal 2018. Refer to Note 15 to the Notes to the Consolidated Financial Statements herein for additional information regarding our investments.
Income Tax Expense
For fiscal 2018, we recorded income tax expense of $8.4 million at an effective tax rate of 54.4%, compared to 29.5% for fiscal 2017. The year-over-year increase in the effective tax rate was primarily due to the relative impact of $2.1 million of net charges associated with the Tax Act enacted during the fourth quarter of fiscal 2018 along with the relative impact of permanent and discrete items, including a tax shortfall from stock-based compensation. Refer to Note 6 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Tax Act. The prior-year period included a $1.6 million income tax benefit for the release of certain income tax reserves.
Net Income
For fiscal 2018, net income decreased $12.8 million, or 64.5%, to $7.0 million from $19.8 million in fiscal 2017. Fiscal 2018 included $19.5 million ($12.3 million after the associated tax benefit) of Vision 20/20-related charges (including store impairment charges) and other charges and $2.1 million of tax expense associated with the enactment of the Tax Act, as described further in Note 6 to the Notes to the Consolidated Financial Statements herein. The comparable prior-year period included other charges (including store impairment charges) of $13.6 million ($8.6 million after the associated tax benefit), partially offset by a $1.6 million income tax benefit related to the release of certain income tax reserves.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through availability under our $75.0 million asset-based revolving credit agreement (the “New Credit Agreement”) which we entered into on September 7, 2018. Through September 6, 2018, we had access to additional liquidity under our $125.0 million second amended and restated credit agreement (the “Prior Credit Agreement”). There were no borrowings under the New Credit Agreement or Prior Credit Agreement during the fiscal year ended February 2, 2019, and there was no debt outstanding as of February 2, 2019. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash on hand and cash equivalents, cash flows from operating activities, investments, and the availability of borrowings under our New Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, as well as share repurchases and other strategic uses of cash, if any, and debt payments, if any, for the foreseeable future.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of February 2, 2019, these investments consisted of commercial paper and a money market fund. As of February 3, 2018, these investments also included municipal securities.
Short-Term Investments. As of February 2, 2019, short-term investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, U.S. treasury securities, and commercial paper with a maturity within one year of the balance sheet date. As of February 3, 2018, short-term investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, commercial paper, and a certificate of deposit.
Long-Term Investments. As of February 2, 2019, long-term investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and municipal securities with a maturity greater than one year from the balance sheet date. As of February 3, 2018, these investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, and U.S. treasury securities.
Refer to Note 15 to the Notes to the Consolidated Financial Statements herein for additional information regarding our investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net cash provided by operating activities	$43,564	$42,642	$65,186
Net cash provided by (used in) investing activities	17,955	(51,604)	(50,770)
Net cash used in financing activities	(16,771)	(8,649)	(25,715)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities was $43.6 million during fiscal 2019, as compared to $42.6 million during fiscal 2018. The increase in cash provided by operating activities was primarily a result of the change in income taxes and accrued and other liabilities which resulted in a $4.9 million and $0.1 million source of cash in the current-year period, respectively as compared to a use of cash of $0.9 million and $5.4 million in the comparable prior-year period, respectively. These factors were partially offset by the change in accounts receivable which resulted in a $0.4 million source of cash as compared to a $7.3 million source of cash in the comparable prior-year period, primarily a result of timing and a decrease in Indirect segment net revenues, and an increase of $13.8 million in net income, more than offset by a reduction of $17.1 million in non-cash and cash adjustments. The change in non-cash and cash adjustments was primarily a result of non-cash deferred income taxes and store impairment charges.
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
Cash payments of approximately $7.6 million were made as a result of Vision 20/20 initiatives during the fiscal 2018 period. Refer to Note 14 to the Notes to the Consolidated Financial Statements herein for additional information.
Net Cash Provided by (Used in) Investing Activities
Investing activities consist primarily of short-term investments, long-term investments, and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash provided by investing activities was $18.0 million in fiscal 2019, compared to net cash used in investing activities of $51.6 million in fiscal 2018. The increase in cash provided by investing activities was primarily a result of net investment activity related to debt securities and certificates of deposit in the current-year period compared to the comparable prior-year period.
Net cash used in investing activities was $51.6 million in fiscal 2018, compared to $50.8 million in fiscal 2017. There was a decrease of $9.0 million in spending for property, plant, and equipment in fiscal 2018 primarily due to a $4.2 million reduction in information technology investment spending and the construction of seven retail stores and 20 store remodels in fiscal 2018 as compared to the construction of ten retail stores and 14 store remodels in the comparable prior-year period. In addition, there was a net use of cash of $39.8 million as a result of investment activity in fiscal 2018 compared to a use of cash of $30.0 million in the comparable prior-year period.
Capital expenditures for fiscal 2020 are expected to be approximately $13.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $16.8 million in fiscal 2019 compared to $8.6 million in fiscal 2018. The increase in cash used in financing activities was primarily due to an increase in cash purchases of our common stock under the 2015 Share Repurchase Plan and purchases of stock under the 2018 Share Repurchase Plan.
Net cash used in financing activities was $8.6 million in fiscal 2018 compared to $25.7 million in fiscal 2017. The decrease in cash used in financing activities was primarily due to $7.9 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in fiscal 2018 compared to $25.0 million of cash purchases of our common stock under the 2015 Share Repurchase Plan in the prior-year period.
New Credit Agreement
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “New Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The New Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Any proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The New Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
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
The New Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the New Credit Agreement. The Company was in compliance with these covenants as of February 2, 2019.
The New Credit Agreement also requires the loan parties, as defined in the New Credit Agreement, to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the New Credit Agreement.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases. As of February 2, 2019, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period (3)
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases (1)	$187,664	$32,658	$61,724	$48,183	$45,099
Purchase obligations (2)	49,667	49,667	—	—	—
Total	$237,331	$82,325	$61,724	$48,183	$45,099

(1)
Our store leases are generally ten years with varying renewal options. Our future operating lease obligations would change if we were to extend these leases, terminate these leases early, or if we were to enter into new operating leases. As part of our Vision 20/20 initiatives, we are forecasting to close up to 30 additional full-line stores by fiscal 2022. Additional potential closures are not reflected in the table until an agreement with the landlord has been reached.

(2)	Purchase obligations consist primarily of inventory purchases.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at February 2, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.1 million of uncertain tax positions have been excluded from the contractual obligations table above.
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
Revenue Recognition
Vera Bradley product sales to Direct and Indirect customers, including amounts billed to customers for shipping fees, as well as royalties from our licensing arrangements, are included in net revenues. Costs related to shipping of product are classified in cost of sales in the Consolidated Statements of Income. We have elected to treat shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Net revenues exclude sales taxes collected from customers and remitted to governmental authorities from the transaction price.
Revenue from the sale of our products is recognized when control of the promised goods or services is transferred to customers, in the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is recognized using the five-step model identified in Accounting Standards Codification (“ASC”) Topic 606. These steps are: (i) identify the contract with the customer; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to each performance obligation; and (v) recognize revenue as the performance obligations are satisfied.
We collect payment at the point of sale for full-line and factory outlet store transactions and upon shipment for e-commerce transactions. We generally collect payment in arrears in accordance with established payment terms for each customer within the Indirect segment.
We reserve for projected merchandise returns based on historical experience and other assumptions that we believe to be reasonable. In the Direct business, returns are refunded by issuing the same payment tender of the original purchase and in the Indirect business the customer is issued a credit to its account to apply to outstanding invoices. Merchandise exchanges of the same product at the same price are not considered merchandise returns. Product returns are often resalable through our annual outlet sale or other channels. Additionally, we reserve for customer allowances for certain Indirect retailers based upon various contract terms and other potential product credits granted to Indirect retailers. The balance of the reserve for returns and retailer credits was $1.9 million and $3.3 million as of February 2, 2019, and February 3, 2018, respectively. The balance as of February 3, 2018 included reserves for shipments to customers not yet received.
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
The balance of inventory adjustments was $0.6 million and $2.7 million for these matters as of the fiscal years ended February 2, 2019, and February 3, 2018, respectively. The balance related primarily to certain collections being discontinued or currently discontinued by the Company and retired patterns. In the current-year period, the Company has significantly reduced the amount of clearance activity and increased full-price purchasing which helped to decrease the amount of necessary inventory reserves. The change in inventory adjustments during fiscal 2019 primarily related to the sell-through of certain reserved inventory categories. We have the ability to move retired finished goods through a number of channels, including the annual outlet sale, our website and online outlet site, factory outlet stores, and through third-party liquidators as needed.
Income Taxes
Our effective tax rate is based on our pre-tax income, statutory tax rates, tax laws and regulations, and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. Taxing authorities periodically audit our income tax returns. We believe that our tax filing positions are reasonable and legally supportable. Taxing authorities, however, may take a contrary position. Our results of operations and effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevail in positions for which we have established reserves, or are required to pay amounts in excess of established reserves. The balance of the gross amount of unrecognized tax benefits (excluding interest and penalties) was $0.1 million, $0.1 million, and $0.9 million as of February 2, 2019, February 3, 2018, and January 28, 2017, respectively. Benefits of $17 thousand, $0.5 million, and $1.9 million were recognized in income tax expense for these matters during the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that allows for full expensing for qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income (“GILTI”), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As a result of the enactment of the Tax Act, we recorded $2.1 million in provisional income tax expense during the fourth quarter of fiscal 2018 based upon our understanding of the Tax Act and guidance as of the date of the fiscal 2018 filing. There were no material changes to the provisional estimates upon completion of the accounting during fiscal 2019. Refer to Note 6 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Tax Act.
Valuation of Long-lived Assets
Property, plant, and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $6.3 million and $12.7 million for the periods ended February 3, 2018 and January 28, 2017, respectively. There were no impairment charges recorded for the period ended February 2, 2019.
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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our asset-based revolving credit agreement (the “New Credit Agreement”). The New Credit Agreement allows for a revolving credit commitment of $75.0 million, bearing interest at a variable rate, based on a per annum rate equal to either (i) for CBFR borrowings (including swingline loans), the CB Floating Rate, where the CB Floating Rate is the prime rate which shall never be less than the adjusted one month LIBOR rate on such day, plus the Applicable Rate, where the Applicable Rate is a percentage spread ranging from -1.00% to -1.50% or (ii) for each eurodollar borrowing, the Adjusted LIBO Rate, where the Adjusted LIBO Rate is the LIBO rate for such interest period multiplied by the statutory reserve rate, for the interest period in effect for such borrowing, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.00% to 1.30%. The applicable CB Floating Rate, Adjusted LIBO Rate, or LIBO Rate shall be determined by the administrative agent. Assuming borrowings available under the New Credit Agreement are fully extended at $75.0 million, each quarter point increase or decrease in the interest rate would change our annual interest expense by approximately $0.2 million.
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

Item 8. Financial Statements and Supplementary Data
Vera Bradley, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Vera Bradley, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
April 2, 2019

We have served as the Company’s auditor since calendar 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Vera Bradley, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vera Bradley, Inc. and subsidiaries (the “Company”) as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 2, 2019, of the Company and our report dated April 2, 2019, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
April 2, 2019

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	February 2, 2019	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$113,493	$68,751
Short-term investments	19,381	54,150
Accounts receivable, net	15,604	15,566
Inventories	91,581	87,838
Income taxes receivable	809	4,391
Prepaid expenses and other current assets	11,600	11,327
Total current assets	252,468	242,023
Property, plant, and equipment, net	77,951	86,463
Long-term investments	23,735	15,515
Deferred income taxes	6,724	5,385
Other assets	1,270	1,283
Total assets	$362,148	$350,669
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,595	$13,503
Accrued employment costs	13,316	13,616
Other accrued liabilities	13,482	12,343
Income taxes payable	2,163	812
Total current liabilities	43,556	40,274
Long-term liabilities	23,889	25,112
Total liabilities	67,445	65,386
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,283 and 41,102 shares issued and 34,347 and 35,459 outstanding, respectively	—	—
Additional paid-in capital	95,572	91,192
Retained earnings	291,994	270,783
Accumulated other comprehensive loss	(24)	(114)
Treasury stock	(92,839)	(76,578)
Total shareholders’ equity	294,703	285,283
Total liabilities and shareholders’ equity	$362,148	$350,669
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net revenues	$416,097	$454,648	$485,937
Cost of sales	177,510	200,639	209,891
Gross profit	238,587	254,009	276,046
Selling, general, and administrative expenses	211,984	239,810	249,155
Other income	498	782	1,329
Operating income	27,101	14,981	28,220
Interest (income) expense, net	(1,125)	(413)	178
Income before income taxes	28,226	15,394	28,042
Income tax expense	7,469	8,378	8,284
Net income	$20,757	$7,016	$19,758
Basic weighted-average shares outstanding	35,222	35,925	36,838
Diluted weighted-average shares outstanding	35,467	36,026	36,970

Basic net income per share	$0.59	$0.20	$0.54
Diluted net income per share	$0.59	$0.19	$0.53
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net income	$20,757	$7,016	$19,758
Unrealized gain (loss) on available for sale debt investments	96	(51)	—
Cumulative translation adjustment	(6)	(13)	(7)
Comprehensive income, net of tax	$20,847	$6,952	$19,751
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive Loss
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Equity
Balance at January 30, 2016	37,701,171	3,102,352	$85,436	$244,009	$(43)	$(44,147)	$285,255
Net income		—	—	19,758	—	—	19,758
Translation adjustments	—	—	—	—	(7)	—	(7)
Restricted shares vested, net of repurchase for taxes	123,002	—	(729)	—	—	—	(729)
Stock-based compensation	—	—	4,032	—	—	—	4,032
Treasury stock purchased	(1,606,102)	1,606,102	—	—	—	(24,523)	(24,523)
Balance at January 28, 2017	36,218,071	4,708,454	$88,739	$263,767	$(50)	$(68,670)	$283,786
Net income	—	—	—	7,016	—	—	7,016
Translation adjustments	—	—	—	—	(13)	—	(13)
Unrealized loss on available for sale investments	—	—	—	—	(51)	—	(51)
Restricted shares vested, net of repurchase for taxes	174,985	—	(618)	—	—	—	(618)
Stock-based compensation	—	—	3,071	—	—	—	3,071
Treasury stock purchased	(934,031)	934,031	—	—	—	(7,908)	(7,908)
Balance at February 3, 2018	35,459,025	5,642,485	$91,192	$270,783	$(114)	$(76,578)	$285,283
Net income	—	—	—	20,757	—	—	20,757
Translation adjustments	—	—	—	—	(6)	—	(6)
Unrealized gain on available for sale investments	—	—	—	—	96	—	96
Restricted shares vested, net of repurchase for taxes	181,533	—	(547)	—	—	—	(547)
Stock-based compensation	—	—	4,927	—	—	—	4,927
Treasury stock purchased	(1,293,138)	1,293,138	—	—	—	(16,261)	(16,261)
Cumulative adjustment for accounting standard adoption	—	—	—	454	—	—	454
Balance at February 2, 2019	34,347,420	6,935,623	$95,572	$291,994	$(24)	$(92,839)	$294,703
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Cash flows from operating activities
Net income	$20,757	$7,016	$19,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	16,540	19,570	19,516
Impairment charges	—	6,298	12,706
Provision for doubtful accounts	184	425	439
Stock-based compensation	4,927	3,071	4,032
Deferred income taxes	(1,497)	8,154	(2,176)
Gain on short-term investment	—	—	(152)
Cash gain on investments	32	162	—
Other non-cash charges, net	512	103	14
Changes in assets and liabilities:
Accounts receivable	438	7,322	7,542
Inventories	(3,994)	14,445	11,307
Prepaid expenses and other assets	(100)	566	(798)
Accounts payable	738	(18,214)	9,001
Income taxes	4,933	(870)	(12,009)
Accrued and other liabilities	94	(5,406)	(3,994)
Net cash provided by operating activities	43,564	42,642	65,186
Cash flows from investing activities
Purchases of property, plant, and equipment	(8,148)	(11,822)	(20,778)
Purchases of investments	(59,461)	(85,530)	(30,000)
Proceeds from maturities and sales of investments	85,559	45,716	—
Proceeds from disposal of property, plant, and equipment	5	32	8
Net cash provided by (used in) investing activities	17,955	(51,604)	(50,770)
Cash flows from financing activities
Tax withholdings for equity compensation	(547)	(618)	(729)
Repurchase of common stock	(16,064)	(7,908)	(24,959)
Payments of debt-issuance costs	(160)	(123)	—
Other financing activities, net	—	—	(27)
Net cash used in financing activities	(16,771)	(8,649)	(25,715)
Effect of exchange rate changes on cash and cash equivalents	(6)	(13)	(7)
Net increase (decrease) in cash and cash equivalents	44,742	(17,624)	(11,306)
Cash and cash equivalents, beginning of period	68,751	86,375	97,681
Cash and cash equivalents, end of period	$113,493	$68,751	$86,375
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net	$4,035	$1,942	$24,824
Cash paid for interest	$169	$187	$248
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid
As of February 2, 2019, February 3, 2018 and January 28, 2017	$197	$—	$—
As of February 3, 2018, January 28, 2017 and January 30, 2016	$—	$—	$436
Purchases of property, plant, and equipment incurred but not yet paid
As of February 2, 2019, February 3, 2018 and January 28, 2017	$1,065	$1,183	$2,204
As of February 3, 2018, January 28, 2017 and January 30, 2016	$1,183	$2,204	$2,872
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

1.	Description of the Company
Vera Bradley, Inc. (“Vera Bradley” or the “Company”) is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns, and brilliant colors continue to inspire and connect women.
Vera Bradley offers a unique multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States; verabradley.com; the Company’s online outlet site; and the Company’s annual outlet sale in Fort Wayne, Indiana. As of February 2, 2019, the Company operated 99 full-line stores and 57 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,300 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal years 2019 and 2017, ending on February 2, 2019 and January 28, 2017, respectively, each reflected a 52-week period. Fiscal year 2018 ending on February 3, 2018 reflected a 53-week period.

2.	Summary of Significant Accounting Policies
Use of Significant Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of the Company’s assets, liabilities, revenues, and expenses, as well as the disclosures relating to contingent assets and liabilities at the date of the consolidated financial statements. Significant areas requiring the use of management estimates include the valuation of inventories, valuation of long-lived assets, accounts receivable valuation allowances, sales return allowances, and the useful lives of assets for depreciation or amortization. Actual results could differ from these estimates. The Company revises its estimates and assumptions as new information becomes available.
Cash and Cash Equivalents
Cash and cash equivalents represent cash on hand, deposits with financial institutions, and investments with an original maturity of three months or less.
Investments
Short-term investments consist of investments with a maturity within one year of the balance sheet date. As of February 2, 2019, these investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, U.S. treasury securities, and commercial paper. As of February 3, 2018, these investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, commercial paper, and a certificate of deposit. Long-term investments consist of investments with a maturity of greater than one year from the balance sheet date. As of February 2, 2019, these investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and municipal securities. As of February 3, 2018, these investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, and U.S. treasury securities. The Company’s objective with respect to these investments is to earn a higher rate of return, relative to deposit accounts, on funds that are otherwise not anticipated to be required to meet liquidity needs in the near term while maintaining a low level of investment risk. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest (income) expense, net, in the Company's Consolidated Statements of Income.
Refer to Note 15 herein for additional information regarding the Company's investments.

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
The Company recognizes depreciation and amortization expense within cost of sales for expenditures related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other expenditures. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term. Lease terms typically range from three to ten years.
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
The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken / Written Off	Balance at End of Year
Fiscal year ended February 2, 2019	$2,695	$17,946	$(18,730)	$1,911
Fiscal year ended February 3, 2018	5,360	23,504	(26,169)	2,695
Fiscal year ended January 28, 2017	2,317	32,905	(29,862)	5,360
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.3 million and $0.9 million as of February 2, 2019, and February 3, 2018, respectively.
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
Operating Leases and Tenant-Improvement Allowances
The Company has leases that contain rent holidays and predetermined, fixed escalations of minimum rentals. For each of these leases, the Company recognizes the related rent expense on a straight-line basis commencing on the date of initial possession of the leased property. The Company records the difference between the recognized rent expense and the amount payable under the lease as a deferred rent liability. As of February 2, 2019 and February 3, 2018, deferred rent liability was $12.9 million and is included within long-term liabilities on the Consolidated Balance Sheets.
The Company receives tenant-improvement allowances from some of the landlords of its leased properties. These allowances generally are in the form of cash received by the Company from its landlords as part of the negotiated lease terms. The Company records each tenant-improvement allowance as a deferred credit and amortizes the allowance on a straight-line basis as a reduction to rent expense over the term of the lease, commencing on the possession date. As of February 2, 2019 and February 3, 2018, the deferred lease credit liability was $13.5 million and $14.6 million, respectively. Of this, $2.6 million and $2.4 million is included within other accrued liabilities as of February 2, 2019 and February 3, 2018, respectively and $10.9 million and $12.2 million is included within long-term liabilities on the Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018, respectively.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
Total advertising expense was as follows (in thousands):

Fiscal year ended February 2, 2019	$27,488
Fiscal year ended February 3, 2018	26,953
Fiscal year ended January 28, 2017	32,222
Total recovery from Indirect retailers was as follows (in thousands):

Fiscal year ended February 2, 2019	$80
Fiscal year ended February 3, 2018	367
Fiscal year ended January 28, 2017	1,000
Debt-Issuance Costs
Unamortized debt-issuance costs totaled $0.4 million as of February 2, 2019, and $0.5 million as of February 3, 2018, and are included in other assets on the Consolidated Balance Sheets. The Company entered into an asset-based credit agreement on September 7, 2018 and recorded an immaterial amount of expense and debt-issuance costs related to the agreement. Refer to Note 5 herein for additional information. Amortization expense of $0.3 million, including the $0.2 million write-off of certain fees from the Company’s prior credit agreement, $0.2 million, and $0.2 million is included in interest (income) expense, net in the Consolidated Statements of Income for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of February 2, 2019 and February 3, 2018, approximated their fair values.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The following table details the fair value measurements of the Company's investments as of February 2, 2019 and February 3, 2018 (in thousands):

	Level 1		Level 2		Level 3
	February 2, 2019	February 3, 2018	February 2, 2019	February 3, 2018	February 2, 2019	February 3, 2018
Cash equivalents (1)	$2,169	$1,889	$6,493	$4,058	$—	$—
Short-term investments:
Non-U.S. corporate debt securities	—	—	5,808	6,451	—	—
U.S. corporate debt securities	—	—	5,769	8,727	—	—
Municipal securities	—	—	4,190	12,942	—	—
U.S. treasury securities	3,116	—	—	—
Commercial paper	—	—	498	998	—	—
Certificate of deposit	—	—	—	25,032	—	—
Long-term investments:
U.S. corporate debt securities	—	—	9,499	4,543	—	—
U.S. asset-backed securities			7,169	—
Non-U.S. corporate debt securities	—	—	4,675	2,775	—	—
Municipal securities	—	—	1,265	5,098	—	—
Non-U.S. asset-backed securities			1,127	—
U.S. treasury securities	—	3,099	—	—	—	—

(1) Cash equivalents as of February 2, 2019 include commercial paper and a money market fund. Cash equivalents as of February 3, 2018 also included municipal securities. These securities have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.

The Company has certain assets that are measured on a non-recurring basis under circumstances and events described in Note 4 herein. The categorization of the framework to price these assets are within Level 3 due to the subjective nature of unobservable inputs.
Income Taxes
The Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment. As such, the Company recognized additional income tax expense of $2.1 million during fiscal 2018 upon the enactment of the Tax Cuts and Jobs Act. Refer to Note 6 herein for additional information.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The Company adopted this standard in the first quarter of fiscal 2019 using the modified retrospective method with a $0.5 million cumulative adjustment to beginning retained earnings. As a result of this adoption method, the prior-year period presented in the Company’s Consolidated Financial Statements was not recast.
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
Refer to Note 3 herein for additional information regarding the adoption of ASC 606.
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
The Company has operating leases at all of its retail stores; therefore, the adoption of this standard will result in a material increase of assets and liabilities on the Company’s Consolidated Balance Sheets. The Company is still assessing the potential impact that the adoption of this standard with have on its financial statements and disclosures, but estimates the opening balance of its operating lease liabilities to be approximately $130 million to $160 million at transition on February 3, 2019. The Company expects to record corresponding operating right-of-use assets based upon the operating lease liabilities adjusted for prepaid and deferred rent, unamortized tenant allowances, and the impairment of right-of-use assets at the transition date, if any. The Company is continuing to evaluate the impact on its Consolidated Statements of Income and Consolidated Statements of Cash Flows, but does not expect the result to be material.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

permitted, and the amendments can be adopted either retrospectively or prospectively. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

3.	Revenue from Contracts with Customers
The Company adopted ASC Topic 606 beginning in the first quarter of fiscal 2019 using the modified retrospective adoption method. Accordingly, disclosures herein required by the standard were excluded for the prior-year periods.

The following tables illustrate the financial statement line items that were impacted as a result of the adoption of ASC Topic 606 as of and for the fifty-two weeks ended February 2, 2019. These adjustments are a result of adjusting for shipments not yet received by customers, gift card breakage revenue, and the re-classification of certain liabilities for estimated product returns, which are further described in Note 2 herein (in thousands).

	February 2, 2019
	As Reported	Adjustments	Balances Under Prior U.S. GAAP
Consolidated Balance Sheet
Accounts receivable, net	$15,604	$(2,497)	$13,107
Inventories	91,581	906	92,487
Income taxes receivable	809	265	1,074
Total current assets	252,468	(1,326)	251,142
Deferred income taxes	6,724	106	6,830
Total assets	362,148	(1,220)	360,928
Other accrued liabilities	13,482	(156)	13,326
Total current liabilities	43,556	(156)	43,400
Total liabilities	67,445	(156)	67,289
Retained earnings	291,994	(1,064)	290,930
Total shareholders’ equity	294,703	(1,064)	293,639
Total liabilities and shareholders’ equity	362,148	(1,220)	360,928

	Fifty-Two Weeks Ended
	February 2, 2019
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Consolidated Statement of Income
Net revenues	$416,097	$(1,478)	$414,619
Cost of sales	177,510	(655)	176,855
Gross profit (loss)	238,587	(823)	237,764
Operating income (loss)	27,101	(823)	26,278
Income (loss) before income taxes	28,226	(823)	27,403
Income tax expense (benefit)	7,469	(213)	7,256
Net income (loss)	20,757	(610)	20,147

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	Fifty-Two Weeks Ended
	February 2, 2019
	As Reported	Adjustments	Amounts Under Prior U.S. GAAP
Consolidated Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$20,757	$(610)	$20,147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(1,497)	52	(1,445)
Changes in assets and liabilities:
Accounts receivable	438	1,837	2,275
Inventories	(3,994)	(655)	(4,649)
Income taxes	4,933	(265)	4,668
Accrued and other liabilities	94	(359)	(265)

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the fifty-two weeks ended February 2, 2019 (in thousands):

	Fifty-Two Weeks Ended
	February 2, 2019
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$128,255		$42,626		$170,881
Travel	87,746		19,767		107,513
Accessories	75,751		17,043		92,794
Home	26,846		2,757		29,603
Other	9,436	(1)	5,870	(2)	15,306
Total net revenues	$328,034	(3)	$88,063	(4)	$416,097

(1) Primarily includes net revenues from stationery, apparel/footwear, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $84.5 million of net revenues related to product sales recognized at a point in time and $3.6 million of net revenues related to sales-based royalties recognized over time.
Contract Balances
Contract liabilities as of February 2, 2019, consisted of $1.6 million of unearned revenue related to unredeemed gift cards and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Consolidated Balance Sheets. The Company did not have contract assets as of February 2, 2019.
The balance for accounts receivable from contracts with customers, net of allowances, as of February 2, 2019 was $14.1 million, which is recognized within accounts receivable, net, on the Company’s Consolidated Balance Sheets. The provision for doubtful accounts was $0.3 million as of February 2, 2019.

Performance Obligations
The performance obligations for the Direct and Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The Indirect segment also includes the right to access the Company’s intellectual property (“IP”).

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of February 2, 2019.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

4.	Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Land and land improvements	$5,981	$5,981
Building and building improvements	46,233	46,233
Furniture, fixtures, leasehold improvements, computer equipment and software	112,316	108,351
Equipment and vehicles	21,002	20,264
Construction in progress	1,699	903
	187,231	181,732
Less: Accumulated depreciation and amortization	(109,280)	(95,269)
Property, plant, and equipment, net	$77,951	$86,463
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2. Impairment charges of $6.3 million and $12.7 million were recognized, using level 3 inputs, in the fiscal years ended February 3, 2018 and January 28, 2017, respectively, for assets related to underperforming stores and are included in selling, general, and administrative expenses in the Consolidated Statements of Income and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment. There were no impairment charges recorded during the fiscal year ended February 2, 2019.
Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges (in thousands):

Fiscal year ended February 2, 2019	$16,540
Fiscal year ended February 3, 2018	19,570
Fiscal year ended January 28, 2017	19,516

5.	Debt
As of February 2, 2019 and February 3, 2018, the Company had no borrowings outstanding and availability of $75.0 million and $125.0 million under its New Credit Agreement and Prior Credit Agreement, respectively.
New Credit Agreement and Prior Credit Agreement
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “New Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The New Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Any proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The New Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
The New Credit Agreement also requires the loan parties, as defined in the New Credit Agreement, to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the New Credit Agreement.
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

6.	Income Taxes
The components of income tax expense were as follows (in thousands):

	February 2, 2019	February 3, 2018	January 28, 2017
Current:
Federal	$7,020	$488	$8,810
Foreign	610	364	526
State	1,336	(628)	1,124
	8,966	224	10,460
Deferred:
Federal	(1,663)	7,476	(1,623)
State	166	678	(553)
	(1,497)	8,154	(2,176)
Total income tax expense	$7,469	$8,378	$8,284
A breakdown of the Company’s income before income taxes is as follows (in thousands):

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	February 2, 2019	February 3, 2018	January 28, 2017
Domestic	$24,426	$13,666	$24,891
Foreign	3,800	1,728	3,151
Total income before income taxes	$28,226	$15,394	$28,042

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows (in thousands):

	February 2, 2019		February 3, 2018		January 28, 2017
Federal taxes at statutory rate	$5,927	21.0%	$5,067	32.9%	$9,815	35.0%
State and local income taxes, net of federal benefit	1,203	4.3	665	4.3	371	1.3
Impact of foreign rate differential	(188)	(0.7)	(247)	(1.6)	(413)	(1.5)
Change in uncertain tax positions	(17)	(0.1)	(632)	(4.1)	(1,426)	(5.1)
Change in U.S. tax rate	—	—	2,026	13.2	—	—
Deemed mandatory repatriation	—	—	345	2.2	—	—
Shortfall from stock-based compensation	101	0.4	1,111	7.2	17	0.1
Other	443	1.6	43	0.3	(80)	(0.3)
Total income tax expense	$7,469	26.5%	$8,378	54.4%	$8,284	29.5%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that will allow for full expensing for qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income ("GILTI"), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Section 15 of the Internal Revenue Code stipulates that the Company's fiscal year ended February 3, 2018, had a blended federal statutory tax rate of approximately 32.9%, which is based on the applicable tax rates before and after the effectiveness of the Tax Act and the number of days in the year.

The Company recorded $2.1 million in provisional income tax expense during the fourth quarter of fiscal 2018 based upon its understanding of the Tax Act and guidance as of the date of the fiscal 2018 filing. Of the $2.1 million, $2.0 million was related to the remeasurement of net deferred tax assets at rates which they are expected to reverse in the future and $0.3 million was related to the one-time transition tax on mandatory deemed repatriation of foreign earnings, which were partially offset by a $0.2 million income tax benefit related to the blended federal statutory rate. The Tax Act created a new requirement that certain income earned by foreign subsidiaries, known as GILTI, must be included in the gross income of their U.S. shareholder. The Company elected to treat the tax effect of GILTI as a current-period expense when incurred. During the fourth quarter of fiscal 2019, the Company completed its accounting for the Tax Act and recorded no material adjustments to its fiscal 2018 provisional estimate.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred tax assets:
Compensation and benefits	$2,912	$992
Inventories	1,753	1,576
Deferred credits from landlords	6,922	7,305
Other	1,241	2,156
Total deferred tax assets	12,828	12,029
Deferred tax liabilities:
Property, plant, and equipment	(3,859)	(4,386)
Other	(2,245)	(2,258)
Total deferred tax liabilities	(6,104)	(6,644)
Net deferred tax assets	$6,724	$5,385
Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	February 2, 2019	February 3, 2018	January 28, 2017
Beginning balance	$104	$877	$3,099
Net increases in unrecognized tax benefits as a result of current year activity	44	—	15
Net increases in unrecognized tax benefits as a result of prior year activity	—	210	—
Reductions for tax positions of prior years	—	(877)	(1,695)
Settlements	—	—	(214)
Lapse of statute of limitations	(65)	(106)	(328)
Ending balance	$83	$104	$877
As of February 2, 2019, $0.1 million of total unrecognized tax benefits, net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently not expected to decrease by a significant amount in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017. Unrecognized tax benefits are included within long-term liabilities in the Company's Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2016 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2015 through the current fiscal year.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

7.	Leases
The Company is party to non-cancellable operating leases. Future minimum lease payments under the non-cancellable operating leases through expiration are as follows (in thousands and by fiscal year):

Fiscal Year	Amount
2020	$32,658
2021	32,017
2022	29,707
2023	25,933
2024	22,250
Thereafter	45,099
$187,664
Rental expense for all leases was as follows (in thousands):

Fiscal year ended February 2, 2019	$34,279
Fiscal year ended February 3, 2018	35,663
Fiscal year ended January 28, 2017	33,925

Lease terms generally range from three to ten years, generally ten years in the case of the Company's retail stores, with options to renew for varying terms. Future minimum lease payments relate primarily to the lease of retail space. Additionally, several lease agreements contain a provision for payments based on a percentage of sales in addition to the stated lease payments. Percentage rent expense was $3.4 million, $3.1 million, and $2.8 million for fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.

8.	Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $4.9 million, $3.1 million, and $4.0 million in the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.
Awards of Restricted-Stock Units
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards. As of February 2, 2019, there were 4,384,555 shares remaining in that program.
During the fiscal year ended February 2, 2019, the Company granted a total of 491,162 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2010 Equity and Incentive Plan with an aggregate fair value of $5.5 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The following table summarizes information about restricted-stock units as of and for the year ended February 2, 2019 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 3, 2018	401	$12.38	363	$13.83
Granted	300	11.23	191	10.94
Change due to performance condition achievement	—	—	(9)	13.77
Vested	(214)	12.26	(20)	16.06
Forfeited	(14)	10.95	(83)	15.04
Nonvested units outstanding at February 2, 2019	473	$11.75	442	$11.38

As of February 2, 2019, there was $4.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.3 years, subject to meeting performance conditions. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2019 was $2.5 million.

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
The Company timely resolved this incident and continues to work with a computer security firm to further strengthen the security of its systems to help prevent events of this nature from happening in the future. The Company promptly notified the payment card networks so that the banks that issue payment cards could initiate heightened monitoring on the affected cards. As of the date of this filing, the Company has resolved all claims associated with this incident and does not expect any material changes to its exposure.
Expenses Incurred and Amounts Accrued
During the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, the Company recorded an immaterial amount of expense relating to the Payment Card Incident. Expenses included remediation activities during fiscals 2019 and 2018 and costs to investigate the Payment Card Incident and obtain legal and other professional services during fiscal 2017. There were no incremental expenses associated with the claims received in fiscals 2019 or 2018 as they were reimbursed under the Company's insurance coverage. The insurance deductible was accrued during fiscal 2017.
Future Costs
The Company believes there are no outstanding amounts due with respect to this matter.
Insurance Coverage
The Company maintains $15.0 million of cyber security insurance coverage above a $0.1 million deductible.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of February 2, 2019, February 3, 2018, and January 28, 2017, no discretionary profit sharing payments had been approved. The Company recognizes 401(k) Company contributions within cost of sales for employees related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other employees. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended February 2, 2019	$1,661
Fiscal year ended February 3, 2018	1,533
Fiscal year ended January 28, 2017	1,624

11.	Related-Party Transactions
Charitable Contributions. During each of the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017 the Company made charitable contributions of approximately $0.1 million to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). The Foundation was founded by two of the Company’s directors, who are also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.3 million and $0.4 million as of February 2, 2019 and February 3, 2018, respectively. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended February 2, 2019	$144
Fiscal year ended February 3, 2018	140
Fiscal year ended January 28, 2017	53

Share Repurchases. During the fiscal year ended February 2, 2019, the Company repurchased a total of 400,000 common shares from related-parties as described below. Each transaction was approved by the Company's Audit Committee and effected as part of the 2015 Share Repurchase Program. Refer to Note 13 herein for details regarding the Company's current and prior share repurchase programs.

On June 26, 2018, the Company agreed to repurchase 200,000 common shares from the Barbara B Baekgaard 2009 Grantor Retained Annuity Trust (the “Baekgaard Trust”) at a price of $14.43 per share, representing an approximate four percent (4%) discount from the closing price of $15.03 on June 25, 2018. The Baekgaard Trust was established by the Company’s co-founder, Barbara Bradley Baekgaard, and is managed by two of Ms. Baekgaard’s children, Joan Byrne Hall (who is also the spouse of the Company’s chairman) and James Bradley Byrne.

On September 27, 2018, the Company agreed to repurchase 200,000 common shares from the Patricia R. Miller 2007 Family Trust (the “Miller Trust”) at a price of $15.04 per share, representing an approximate three and one half percent (3.5%) discount from the closing price of $15.58 on September 26, 2018. P. Michael Miller is the trustee of the Miller Trust

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

and is a director of the Company. P. Michael Miller and Patricia Miller, the Company's co-founder and a director, are husband and wife.

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

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Numerator:
Net income	$20,757	$7,016	$19,758
Denominator:
Weighted-average number of common shares (basic)	35,222	35,925	36,838
Dilutive effect of stock-based awards	245	101	132
Weighted-average number of common shares (diluted)	35,467	36,026	36,970
Earnings per share:
Basic	$0.59	$0.20	$0.54
Diluted	$0.59	$0.19	$0.53
As of February 2, 2019, February 3, 2018, and January 28, 2017, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. The diluted share calculations include performance-based restricted stock units for completed performance periods.

13.	Common Stock
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. On November 30, 2017, the board of directors authorized the Company to extend the 2015 Share Repurchase Plan to December 31, 2018. The 2015 Share Repurchase program was completed on November 27, 2018. On November 29, 2018, the Company's board of directors approved a new share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2018 Share Repurchase Program expires December 14, 2020.
During the fiscal year ended February 2, 2019, the Company purchased and held 1,293,138 shares at an average price of $12.58 per share, excluding commissions, for an aggregate amount of $16.3 million. Of these purchases, 320,296 shares at an average price of $8.86 per share, for an aggregate amount of $2.8 million, were purchased under the 2018 Share Repurchase Plan.
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
As of February 2, 2019, there was $47.2 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program.
As of February 2, 2019, the Company held as treasury shares 6,935,623 shares of its common stock at an average price of $13.39 per share, excluding commissions, for an aggregate carrying amount of $92.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

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
The SG&A expense reductions include right-sizing the Company’s corporate infrastructure to better align with the size of the business, optimizing marketing spending by focusing on efficiencies, and taking a more aggressive stance on closing underperforming full-line stores. These SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right-sizing the corporate infrastructure. The majority of the product and pricing initiatives were completed during fiscal 2019. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during the fiscal years ended February 2, 2019 and January 28, 2017.
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

(1) Refer to Note 4 herein for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge ($399 recognized within the Direct segment) and accelerated depreciation charges and other charges ($67 recognized within the Direct segment, $230 recognized within the Indirect segment, and $55 recognized within corporate unallocated expenses)

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

(1) The remaining liability as of fiscal 2018 was associated with severance charges and is included within accrued employment costs in the Consolidated Balance Sheets. The remaining liability as of fiscal 2018 was paid during fiscal 2019 and there were no additional charges during fiscal 2019.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
Other charges recognized in tax expense during fiscal 2018 totaled $2.1 million related to the Tax Cuts and Jobs Act further described in Note 6 herein.
Fifty-Two Weeks Ended January 28, 2017
Other charges recognized in selling, general, and administrative expenses during fiscal 2017 totaled $13.6 million ($8.6 million after the associated tax benefit) and consisted of store impairment charges of $12.7 million (recognized within the Direct segment) and a severance charge of $0.9 million (recognized within corporate unallocated expenses). Refer to Note 4 herein for additional details regarding the store impairment charges. Fiscal 2017 also included a $1.6 million tax benefit (reflected in income tax expense) related to the release of certain income tax reserves.

15.	Investments
The Company held $19.4 million and $54.2 million in short-term investments as of February 2, 2019 and February 3, 2018, respectively. The following table summarizes the Company's short-term investments (in thousands):

	February 2, 2019	February 3, 2018
Non-U.S. corporate debt securities	$5,808	$6,451
U.S. corporate debt securities	5,769	8,727
Municipal securities	4,190	12,942
U.S. treasury securities	3,116	—
Commercial paper	498	998
Certificate of deposit	—	25,032
Total short-term investments	$19,381	$54,150
The Company held $23.7 million and $15.5 million in long-term investments as of February 2, 2019 and February 3, 2018, respectively. The following table summarizes the Company's long-term investments (in thousands):

	February 2, 2019	February 3, 2018
U.S. corporate debt securities	$9,499	$4,543
U.S. asset-back securities	7,169	—
Non-U.S. corporate debt securities	4,675	2,775
Municipal securities	1,265	5,098
Non-U.S. asset-backed securities	1,127	—
U.S. treasury securities	—	3,099
Total long-term investments	$23,735	$15,515
There were no material gross unrealized gains or losses on available-for-sale debt securities as of February 2, 2019 and February 3, 2018.

16.	Segment Reporting
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
The Direct segment includes the Company’s full-line and factory outlet stores, the Company’s website, verabradley.com, the Company’s online outlet site, and the annual outlet sale. Revenues generated through this segment are driven through the sale of Company-branded products from Vera Bradley to end consumers.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,300 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third party e-commerce sites, third-party inventory liquidators, and licensing agreements. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2019, 2018, and 2017.
Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate-level-activity-related expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s operating and reportable segments: Direct and Indirect.
The accounting policies of the segments are the same as those described in Note 2. The Company does not report depreciation or amortization expense, total assets, or capital expenditures by segment as such information is neither used by management nor accounted for at the segment level.
Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Segment net revenues:
Direct	$328,034	$351,786	$355,175
Indirect	88,063	102,862	130,762
Total	$416,097	$454,648	$485,937
Segment operating income:
Direct	$67,862	$60,979	$62,577
Indirect	34,500	34,763	50,955
Total	$102,362	$95,742	$113,532
Reconciliation:
Segment operating income	$102,362	$95,742	$113,532
Less:
Unallocated corporate expenses	(75,261)	(80,761)	(85,312)
Operating income	$27,101	$14,981	$28,220
Sales outside of the United States were immaterial for all periods presented.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Revenues from external customers for Vera Bradley brand products are attributable to sales of bags, travel, accessories, and home items. Other revenues from external customers primarily include revenues associated with our apparel/footwear, stationery, freight, licensing, merchandising, and gift card breakage. Refer to Note 3 herein for disaggregation of net revenues by reportable segment for fiscal 2019.
Net revenues by product categories are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net revenues:
Bags	$170,881	$184,773	$207,765
Travel	107,513	118,655	119,082
Accessories	92,794	100,246	106,223
Home	29,603	30,819	27,574
Other	15,306	20,155	25,293
Total	$416,097	$454,648	$485,937
As of February 2, 2019 and February 3, 2018, substantially all of the Company’s long-lived assets were located in the United States.

17.	Quarterly Financial Information (Unaudited)
The tables below set forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). The fourth quarter of fiscal 2018 was fourteen weeks in duration. Each of the other quarters presented was thirteen weeks in duration.

	Fiscal Year Ended February 2, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$86,591	$113,625	$97,688	$118,193
Gross profit	48,616	65,740	57,152	67,079
Operating (loss) income	(1,912)	12,016	5,343	11,654
Net (loss) income	(1,370)	9,282	4,226	8,619
Basic net (loss) income per share	(0.04)	0.26	0.12	0.25
Diluted net (loss) income per share	(0.04)	0.26	0.12	0.25

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	Fiscal Year Ended February 3, 2018
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)(5)(6)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$96,135	$112,418	$114,095	$132,000
Gross profit	52,700	63,293	63,829	74,187
Operating (loss) income	(4,804)	3,709	462	15,614
Net (loss) income	(4,049)	2,193	359	8,513
Basic net (loss) income per share	(0.11)	0.06	0.01	0.24
Diluted net (loss) income per share	(0.11)	0.06	0.01	0.24

(1)	Includes $1.3 million ($0.8 million after the associated tax benefit) for severance charges. Refer to Note 14 herein for additional information.

(2)
Includes charges of $2.3 million for strategic consulting related to Vision 20/20, $1.2 million for severance, and $0.3 million for lease termination ($2.4 million collectively after the associated tax benefit). Refer to Note 14 herein for additional information.

(3)
Includes Vision 20/20-related charges of $5.9 million for store impairment, $2.9 million for severance, $2.3 million for strategic consulting, $0.9 million for inventory adjustments, and $0.6 million for other Vision 20/20. Collectively, after the associated tax benefit, the charges were $7.9 million. Refer to Note 4 and Note 14 herein for additional information.

(4)
Includes Vision 20/20-related charges of $1.2 million for severance, $0.4 million for store impairment, and $0.2 million for other Vision 20/20 ($1.2 million collectively after the associated tax benefit). Refer to Note 4 and Note 14 herein for additional information.

(5)	Includes a $2.1 million net tax charge related to the enactment of the Tax Act. Refer to Note 6 herein for additional information.

(6)	Includes an extra week which contributed approximately $4.1 million in net revenues and added an estimated $0.01 to diluted net income per share.

Information in any one Quarterly period should not be considered indicative of annual results due to the effect of seasonality of the business.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Robert Wallstrom, the Chief Executive Officer of the Company, and John Enwright, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of February 2, 2019.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of February 2, 2019.
The effectiveness of the Company’s internal control over financial reporting as of February 2, 2019, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. of this Annual Report on Form 10-K.
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

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2019 Annual Meeting of Shareholders under the headings “Board of Directors Information,” “Family Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines, Committee Charters and Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2019 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2019 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of February 2, 2019:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	1,691,446	—	4,384,555
Equity compensation plans not approved by security holders	—	—	—
Total	1,691,446	—	4,384,555

(1)	Approved before our initial public offering.

(2)	Assumes that target performance requirements will be achieved for performance shares with incomplete performance periods.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2019 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

Item 16.        Form 10-K Summary
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2019.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 2, 2019.

Signature	Title

/s/ Robert Wallstrom	Director and Chief Executive Officer (principal executive officer)
Robert Wallstrom

/s/ John Enwright	Chief Financial Officer (principal accounting officer)
John Enwright

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Richard Baum	Director
Richard Baum

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Mary Lou Kelley	Director
Mary Lou Kelley

/s/ John E. Kyees	Director
John E. Kyees

Signature	Title

/s/ Matthew McEvoy	Director
Matthew McEvoy

/s/ P. Michael Miller	Director
P. Michael Miller

/s/ Patricia R. Miller	Director
Patricia R. Miller

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Edward M. Schmults	Director
Edward M. Schmults

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 6, 2019)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.4*	Vera Bradley, Inc. 2014 Executive Severance Plan (Amended May 30, 2018)

10.5
Credit Agreement dated as of September 7, 2018 among Vera Bradley Designs, Inc., JPMorgan Chase Bank, N.A., and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2018)

10.6
Pledge and Security Agreement dated as of September 7, 2018 among Vera Bradley Designs, Inc., Vera Bradley, Inc., Vera Bradley International, LLC, Vera Bradley Sales, LLC, and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2018)

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

10.12
Form of Restricted Stock Unit/Performance Unit Terms and Conditions (Revised Fiscal 2019) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 5, 2018)

10.13	Fiscal 2019 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 5, 2018)

Exhibit No.	Description

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Vera Bradley, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017; (ii) Consolidated Balance Sheets as of February 2, 2019, and February 3, 2018; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017; and (v) related notes. **

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