Form 10-Q
period 2019-05-04
Vera Bradley, Inc.
filed 2019-06-12
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 4, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 34,214,013 shares of its common stock outstanding as of June 5, 2019.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible inability to successfully implement our long-term strategic plan, including our Vision 20/20 initiatives;

•	possible declines in our comparable sales;

•	possible inability to maintain and enhance our brand;

•	possible failure of our multi-channel distribution model;

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully open new stores and/or operate current stores as planned;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible data security or privacy breaches or disruptions in our computer systems or website; and

•	possible new or increased tariffs on our products that could lead to increased product costs and lower profit margins.
We derive many of our forward-looking statements from our operating plans and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 4, 2019	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$99,800	$113,493
Short-term investments	13,853	19,381
Accounts receivable, net	16,660	15,604
Inventories	90,093	91,581
Income taxes receivable	2,844	809
Prepaid expenses and other current assets	8,004	11,600
Total current assets	231,254	252,468
Operating right-of-use assets	118,243	—
Property, plant, and equipment, net	76,607	77,951
Long-term investments	30,596	23,735
Deferred income taxes	6,690	6,724
Other assets	1,034	1,270
Total assets	$464,424	$362,148
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,084	$14,595
Accrued employment costs	6,421	13,316
Short-term operating lease liabilities	21,445	—
Other accrued liabilities	12,370	13,482
Income taxes payable	425	2,163
Total current liabilities	55,745	43,556
Long-term operating lease liabilities	118,816	—
Other long-term liabilities	89	23,889
Total liabilities	174,650	67,445
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,466 and 41,283 shares issued and 34,247 and 34,347 shares outstanding, respectively	—	—
Additional paid-in-capital	96,019	95,572
Retained earnings	289,393	291,994
Accumulated other comprehensive income (loss)	109	(24)
Treasury stock	(95,747)	(92,839)
Total shareholders’ equity	289,774	294,703
Total liabilities and shareholders’ equity	$464,424	$362,148
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net revenues	$91,003	$86,591
Cost of sales	40,535	37,975
Gross profit	50,468	48,616
Selling, general, and administrative expenses	54,297	50,705
Other income	184	177
Operating loss	(3,645)	(1,912)
Interest income, net	(447)	(243)
Loss before income taxes	(3,198)	(1,669)
Income tax benefit	(793)	(299)
Net loss	$(2,405)	$(1,370)

Basic weighted-average shares outstanding	34,228	35,532
Diluted weighted-average shares outstanding	34,228	35,532

Basic net loss per share	$(0.07)	$(0.04)
Diluted net loss per share	$(0.07)	$(0.04)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net loss	$(2,405)	$(1,370)
Unrealized gain (loss) on available-for-sale debt investments	132	(45)
Cumulative translation adjustment	1	(4)
Comprehensive loss, net of tax	$(2,272)	$(1,419)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Equity
Balance at February 2, 2019	34,347,420	6,935,623	$95,572	$291,994	$(24)	$(92,839)	$294,703
Net loss		—	—	(2,405)	—	—	(2,405)
Translation adjustments	—	—	—	—	1	—	1
Unrealized gain on available for sale investments					132		132
Restricted shares vested, net of repurchase for taxes	183,346	—	(791)	—	—	—	(791)
Stock-based compensation	—	—	1,238	—	—	—	1,238
Treasury stock purchased	(284,088)	284,088	—	—	—	(2,908)	(2,908)
Cumulative adjustment for ASC 842 adoption	—	—	—	(196)	—	—	(196)
Balance at May 4, 2019	34,246,678	7,219,711	$96,019	$289,393	$109	$(95,747)	$289,774

Balance at February 3, 2018	35,459,025	5,642,485	$91,192	$270,783	$(114)	$(76,578)	$285,283
Net loss	—	—	—	(1,370)	—	—	(1,370)
Translation adjustments	—	—	—	—	(4)	—	(4)
Unrealized loss on available for sale investments	—	—	—	—	(45)	—	(45)
Restricted shares vested, net of repurchase for taxes	177,192	—	(522)	—	—	—	(522)
Stock-based compensation	—	—	899	—	—	—	899
Treasury stock purchased	—	—	—	—	—	—	—
Cumulative adjustment for ASC 606 adoption	—	—	—	454	—	—	454
Balance at May 5, 2018	35,636,217	5,642,485	$91,569	$269,867	$(163)	$(76,578)	$284,695
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities
Net loss	$(2,405)	$(1,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	4,170	4,156
Amortization of operating right-of-use assets	5,471	—
Provision for doubtful accounts	38	120
Stock-based compensation	1,238	899
Deferred income taxes	102	(210)
Other non-cash charges, net	11	35
Changes in assets and liabilities:
Accounts receivable	(1,934)	(1,417)
Inventories	1,488	1,399
Prepaid expenses and other assets	3,427	532
Accounts payable	1,273	(123)
Income taxes	(3,773)	(90)
Operating lease liabilities	(8,926)	—
Accrued and other liabilities	(5,395)	(5,777)
Net cash used in operating activities	(5,215)	(1,846)
Cash flows from investing activities
Purchases of property, plant, and equipment	(3,421)	(3,677)
Purchases of investments	(9,615)	(5,804)
Proceeds from maturities and sales of investments	8,403	4,505
Net cash used in investing activities	(4,633)	(4,976)
Cash flows from financing activities
Tax withholdings for equity compensation	(791)	(522)
Repurchase of common stock	(3,055)	—
Net cash used in financing activities	(3,846)	(522)
Effect of exchange rate changes on cash and cash equivalents	1	(4)
Net decrease in cash and cash equivalents	(13,693)	(7,348)
Cash and cash equivalents, beginning of period	113,493	68,751
Cash and cash equivalents, end of period	$99,800	$61,403
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$2,878	$(10)
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of May 4, 2019 and May 5, 2018	$50	$—
Expenditures incurred but not yet paid as of February 2, 2019 and February 3, 2018	$197	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of May 4, 2019 and May 5, 2018	$470	$1,610
Expenditures incurred but not yet paid as of February 2, 2019 and February 3, 2018	$1,065	$1,183
Refer to Note 3 herein for supplemental cash flow information regarding the Company’s leases.
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
Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The Company sells its products through two reportable segments: Direct and Indirect. The Direct business consists of sales of Vera Bradley products through the Company’s full-line and factory outlet stores in the United States; verabradley.com; the Company’s online outlet site; and the Company’s annual outlet sale in Fort Wayne, Indiana. As of May 4, 2019, the Company operated 97 full-line stores and 62 factory outlet stores. The Indirect business consists of sales of Vera Bradley products to approximately 2,200 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 4, 2019, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 4, 2019 and May 5, 2018, refer to the thirteen-week periods ended on those dates.
Operating Leases
Accounting Standard Codification (“ASC”) Topic 842, Leases, was adopted on a modified retrospective basis on February 3, 2019. Accordingly, prior year financial information contained herein was not recast and is reported under the prior accounting standard. This comparability primarily impacts the Company's Condensed Consolidated Balance Sheets. Refer to Note 3 herein for additional information regarding the Company's leases.
The Company recognizes lease liabilities at the lease commencement date based upon the present value of the remaining lease payments. Operating right-of-use assets are based on the lease liability adjusted for prepaid rent, deferred rent, and tenant allowances received from certain of the Company’s landlords, primarily for its retail store locations.
Operating lease liabilities are amortized based upon the effective interest method. Operating right-of-use assets are amortized based upon the straight line lease expense less interest on the lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. Variable rent expense is recognized in the period incurred.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which increases transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. This guidance is effective for interim and annual periods beginning on or after December 15, 2018. In July 2018, the FASB issued ASU 2018-11 for targeted improvements, including the option of allowing entities to initially apply the new leases standard at the adoption date (February 3, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the standard using this adoption method on February 3, 2019 (the beginning of fiscal 2020) and recorded a $0.2 million beginning retained earnings adjustment. In addition, the Company evaluated the usage of applicable transition relief practical expedients at the adoption date as follows:

Practical Expedient Package
The Company elected the practical expedient package and did not re-assess whether a contract was or contained a lease; did not re-assess lease classification as an operating or financing lease for expired or existing leases; and did not re-assess whether a lease contained initial direct costs for expired or existing leases.

Hindsight	The Company did not elect the hindsight practical expedient, which allows for hindsight when assessing the lease term and impairment of right-of-use assets.
The Company has operating leases at all of its retail stores; therefore, the adoption of this standard resulted in a material increase of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets. The opening balance of its operating lease liabilities was approximately $149 million and its operating right-of-use assets were approximately $126 million at transition on February 3, 2019. The adoption of this standard had no impact on the Company's Condensed Consolidated Statements of Operations and its Condensed Consolidated Statements of Cash Flows.
Refer to Note 3 herein for additional information regarding ASC Topic 842, including details of practical expedients related to policy elections.
In August 2018, the FASB issued ASU 2018-15, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing or expensing implementation costs in hosting arrangements (regardless of whether they convey a license to the hosted software) with capitalizing or expensing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual periods beginning on or after December 15, 2019 (fiscal 2021). Early adoption is permitted, and the amendments can be adopted either retrospectively or prospectively. The Company adopted this standard at the beginning of its fiscal 2020 (February 3, 2019) on a prospective basis. The adoption of this standard had an immaterial impact on the Company's Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended May 4, 2019 and May 5, 2018 (in thousands):

	Thirteen Weeks Ended
	May 4, 2019
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$27,667		$9,991		$37,658
Travel	19,926		3,722		23,648
Accessories	16,060		4,202		20,262
Home	5,685		584		6,269
Other	1,798	(1)	1,368	(2)	3,166
Total net revenues	$71,136	(3)	$19,867	(4)	$91,003

(1) Primarily includes net revenues from apparel/footwear, stationery, and freight.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $18.9 million of net revenues related to product sales recognized at a point in time and $1.0 million of net revenues related to sales-based royalties recognized over time.

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
Contract Balances
Contract liabilities as of May 4, 2019 and February 2, 2019, consisted of $1.4 million and $1.6 million, respectively, of unearned revenue related to unredeemed gift cards and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company did not have contract assets as of May 4, 2019 and February 2, 2019.
The balance for accounts receivable from contracts with customers, net of allowances, as of May 4, 2019 and February 2, 2019, was $15.1 million and $14.1 million, respectively, which is recognized within accounts receivable, net, on the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.4 million and $0.3 million as of May 4, 2019 and February 2, 2019, respectively.

Performance Obligations
The performance obligations for the Direct and Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The Indirect segment also includes the right to access the Company’s intellectual property (“IP”).
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of May 4, 2019.

3.	Leases
Nature of Leases
The Company has operating leases at all of its retail stores, as well as for its New York office, Asia sourcing office and showrooms. The Company also has operating leases for certain equipment and storage spaces. The Company does not have residual value guarantees, restrictions, or covenants imposed by leases.

Determination of Lease Terms
Retail store leases have remaining terms of up to 10 years as of May 4, 2019. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases have remaining terms of up to seven years as of May 4, 2019. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of May 4, 2019.

Variable Rental Payments
All of the Company's retail store leases contain variable rental payments when the retail store's sales exceed a specified breakpoint. In addition, certain of the Company's leases contain real estate taxes, common area maintenance, and similar items that are billed as pass-through charges from its landlords. These rental payments are not included in the measurement of the lease liability, but are recognized as variable lease cost in the period incurred.
Certain of the Company's leases also contain lease components with increases based upon an index or rate. These lease components are included on the Company's balance sheet at the rate as of lease commencement. Future changes in the index or rate will generally be included as variable lease cost.

Significant Judgments and Assumptions

Determination of Whether a Contract Contains a Lease
The Company determines whether a contract is or contains a lease at the inception of the contract. The contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from use of the property, plant, and equipment and have the right to direct its use.

Discount Rate
The weighted-average discount rate as of May 4, 2019, was 4.9%. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Leases Not Yet Commenced
As of May 4, 2019, the Company had certain retail store leases which were executed but it did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded on its Condensed Consolidated Balance Sheets. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $11.5 million and have approximate terms of 10 years commencing in fiscal 2020 and fiscal 2021.

Practical Expedients (Policy Elections)
The Company has elected the following practical expedients as policy elections upon the adoption of ASC Topic 842.

Short-Term Leases	The Company elected to exclude leases with a term of 12 months or less from recognition on the balance sheet for all leases.
Not Separating Lease and Nonlease Components	The Company elected to combine lease and nonlease components and recognize as a single lease component for all leases.
Refer to Note 1 herein for information regarding transition practical expedients elected.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen weeks ended May 4, 2019 (in thousands):

Thirteen Weeks Ended
May 4, 2019
Operating lease cost	$7,357
Variable lease cost	2,237
Short-term lease cost	190
Total lease cost	$9,784

The weighted-average remaining lease term as of May 4, 2019 was 5.8 years.

Supplemental operating cash flow information was as follows (in thousands):

Thirteen Weeks Ended
May 4, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8,099
Right-of-use assets reduction as a result of new and modified operating lease liabilities, net	$(2,194)

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of May 4, 2019 were as follows (in thousands):

Operating Leases
Fiscal 2020 (remaining nine months)	$20,016
Fiscal 2021	30,663
Fiscal 2022	28,307
Fiscal 2023	24,415
Fiscal 2024	20,931
Thereafter	39,244
Total remaining obligations	163,576
Less: Interest	23,315
Present value of lease liabilities	$140,261

Under the prior accounting standard (ASC Topic 840), the maturities of minimum lease payments as disclosed in the Company's Annual Report on Form 10-K as of the fiscal year ended February 2, 2019 were as follows:

Operating Leases
Fiscal 2020	$32,658
Fiscal 2021	32,017
Fiscal 2022	29,707
Fiscal 2023	25,933
Fiscal 2024	22,250
Thereafter	45,099
Total remaining minimum lease payments	$187,664

4.	Earnings Per Share
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

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Numerator:
Net loss	$(2,405)	$(1,370)
Denominator:
Weighted-average number of common shares (basic)	34,228	35,532
Dilutive effect of stock-based awards	—	—
Weighted-average number of common shares (diluted)	34,228	35,532
Net loss per share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

For the thirteen weeks ended May 4, 2019 and May 5, 2018, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

5.	Fair Value of Financial Instruments
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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of May 4, 2019 and February 2, 2019, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of May 4, 2019 and February 2, 2019 (in thousands):

	Level 1		Level 2		Level 3
	May 4, 2019	February 2, 2019	May 4, 2019	February 2, 2019	May 4, 2019	February 2, 2019
Cash equivalents(1)	$2,836	$2,169	$4,996	$6,493	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	4,650	5,769	—	—
Municipal securities	—	—	4,165	4,190	—	—
Non-U.S. corporate debt securities	—	—	3,550	5,808	—	—
U.S. treasury securities	—	3,116	—	—	—	—
Commercial paper	—	—	1,488	498	—	—
Long-term investments:
U.S. corporate debt securities	—	—	10,622	9,499	—	—
U.S. asset-backed securities	—	—	9,790	7,169	—	—
Non-U.S. corporate debt securities	—	—	5,478	4,675	—	—
Non-U.S. asset-backed securities	—	—	2,942	1,127	—	—
Municipal securities	—	—	1,265	1,265	—	—
Other foreign securities	—	—	499	—	—	—

(1) Cash equivalents include commercial paper and a money market fund that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.

The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded no impairment for the thirteen weeks ended May 4, 2019 and May 5, 2018.
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets. These assets are measured at fair value if determined to be impaired.

6.	Debt
On September 7, 2018, VBD, a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Any proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to either (i) for CBFR borrowings (including swingline loans), the CB Floating Rate, where the CB Floating Rate is the prime rate which shall never be less than the adjusted one month LIBOR rate on such day, plus the Applicable Rate, where the Applicable Rate is a percentage spread ranging from -1.00% to -1.50% or (ii) for each eurodollar borrowing, the Adjusted LIBO Rate, where the Adjusted LIBO Rate is the LIBO rate for such interest period multiplied by the statutory reserve rate, for the interest period in effect for such borrowing, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.00% to 1.30%. The applicable CB Floating Rate, Adjusted LIBO Rate, or LIBO Rate shall be determined by the administrative agent. The Credit Agreement also requires VBD to pay a commitment fee for the unused portion of the revolving facility of up to 0.20% per annum.
VBD’s obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by substantially all of the respective assets of VBD, the Company, and the Named Subsidiaries and are further secured by the equity interests in VBD and the Named Subsidiaries.
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement.
The Credit Agreement also requires the Loan Parties to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the Credit Agreement.
The Credit Agreement contains customary events of default, including, among other things: (i) the failure to pay any principal, interest, or other fees under the Credit Agreement; (ii) the making of any materially incorrect representation or warranty; (iii) the failure to observe or perform any covenant, condition, or agreement in the Credit Agreement or related agreements; (iv) a cross default with respect to other material indebtedness; (v) bankruptcy and insolvency events; (vi) unsatisfied material final judgments; (vii) Employee Retirement Income Security Act of 1974 (“ERISA”) events that could reasonably be expected to have a material adverse effect; and (viii) a change in control (as defined in the Credit Agreement).
Any commitments made under the Credit Agreement mature on September 7, 2023.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of May 4, 2019 and February 2, 2019, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

7.	Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended May 4, 2019, was 24.8%, compared to 17.9% for the thirteen weeks ended May 5, 2018. The year-over-year effective tax rate increase was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation.

8.	Stock-Based Compensation
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
Awards of Restricted Stock Units
During the thirteen weeks ended May 4, 2019, the Company granted 407,264 time-based and performance-based restricted stock units with an aggregate fair value of $5.3 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 409,145 time-based and performance-based restricted stock units with an aggregate fair value of $4.3 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended May 4, 2019 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 2, 2019	473	$11.75	442	$11.38
Granted	236	13.10	171	13.10
Vested	(198)	11.45	(48)	19.76
Forfeited	(2)	14.87	(1)	9.91
Nonvested units outstanding at May 4, 2019	509	$12.49	564	$11.19

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of May 4, 2019, there was $8.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years, subject to meeting performance conditions.

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
The Company purchased 284,088 shares at an average price of $10.24 per share, excluding commissions, for an aggregate amount of $2.9 million during the thirteen weeks ended May 4, 2019, under the 2018 Share Repurchase Program. As of May 4, 2019, there was $44.3 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program.
As of May 4, 2019, the Company held as treasury shares 7,219,711 shares of its common stock at an average price of $13.26 per share, excluding commissions, for an aggregate carrying amount of $95.7 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

11.	Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of May 4, 2019 and February 2, 2019, these investments in the Company's portfolio consisted of commercial paper and a money market fund.
Short-Term Investments
As of May 4, 2019 and February 2, 2019, short-term investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of February 2, 2019, also included U.S. treasury securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company held $13.9 million and $19.4 million in short-term investments as of May 4, 2019 and February 2, 2019, respectively. The following table summarizes the Company's short-term investments (in thousands):

	May 4, 2019	February 2, 2019
U.S. corporate debt securities	$4,650	$5,769
Municipal securities	4,165	4,190
Non-U.S. corporate debt securities	3,550	5,808
Commercial paper	1,488	498
U.S. treasury securities	—	3,116
Total short-term investments	$13,853	$19,381
Long-Term Investments
As of May 4, 2019 and February 2, 2019, long-term investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of May 4, 2019 also included other foreign securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $30.6 million and $23.7 million in long-term investments as of May 4, 2019 and February 2, 2019, respectively. The following table summarizes the Company's long-term investments (in thousands):

	May 4, 2019	February 2, 2019
U.S. corporate debt securities	$10,622	$9,499
U.S. asset-backed securities	9,790	7,169
Non-U.S. corporate debt securities	5,478	4,675
Non-U.S. asset-backed securities	2,942	1,127
Municipal securities	1,265	1,265
Other foreign securities	499	—
Total long-term investments	$30,596	$23,735
There were no material gross unrealized gains or losses on available-for-sale debt securities as of May 4, 2019 and February 2, 2019.

12.	Segment Reporting
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
The Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,200 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements.
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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Segment net revenues:
Direct	$71,136	$65,532
Indirect	19,867	21,059
Total	$91,003	$86,591
Segment operating income:
Direct	$8,360	$7,290
Indirect	7,707	8,284
Total	$16,067	$15,574
Reconciliation:
Segment operating income	$16,067	$15,574
Less:
Unallocated corporate expenses	(19,712)	(17,486)
Operating loss	$(3,645)	$(1,912)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended May 4, 2019 and May 5, 2018. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended May 4, 2019, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the first quarter of fiscal 2020:
Strategic Progress

•	We achieved comparable sales growth of 5.2%, indicating that our customers are responding to both our innovative product and targeted consumer engagement efforts.

•
During the first quarter, we strengthened our store base by opening five new factory outlet stores and closing two underperforming full-line stores. We also began relocation and expansion plans for three of our top volume factory outlet stores.

•	We created an improved experience for our mobile customers by launching a new mobile-friendly product detail page, which better showcases our product and increases load times by approximately 40%.

•	We launched partnerships and collaborations in the quarter, including:

◦	launching a limited-edition mini-collection with New Hope Girls in March;

◦	partnering with Disney Theme Park Merchandise to create a limited-edition novelty patterns and sixteen-piece collection that launched at the end of March;

◦	collaborating with Gillette Venus creating a collection with a popular Vera Bradley design on a selection of Gillette Venus's core and special-edition shaving products;

◦	collaborating with Starbucks Asia Pacific on a drinkware and accessories collection; and

◦	partnering with country music star Cassadee Pope as she headlined the “CMT Next Women of Country Tour.”

•	We are continuing to mitigate the impact of Chinese tariffs through sourcing and pricing efforts, as well as reducing our reliance on China production.
Financial Summary (all comparisons are to the first quarter of fiscal 2019)

•	Net revenues increased 5.1% to $91.0 million.

•	Direct segment sales increased 8.6% to $71.1 million.

•	Indirect segment sales decreased 5.7% to $19.9 million.

•	Gross profit was $50.5 million, or 55.5% of net revenue.

•	Operating loss was $(3.6) million and net loss was $(2.4) million, or $(0.07) per diluted share.

•	Capital expenditures for the thirteen weeks totaled $3.4 million.

•	Cash and cash equivalents and investments were $144.2 million at May 4, 2019.
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
Comparable Sales
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Comparable store sales are calculated based solely upon our stores that have been open for at least 12 full fiscal months. Remodeled stores are included in both comparable sales and comparable store sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Fiscal 2019 comparable sales do not adjust for the shift in weeks during the period associated with the 53rd week in fiscal 2018. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales and comparable store sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales.
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
Other Income
Other income includes proceeds from the sales of tickets to our annual outlet sale and sales tax credits received for timely filings. In addition, we support many of our Indirect retailers’ marketing efforts by distributing certain catalogs and promotional mailers to current and prospective customers. Our Indirect retailers reimburse us for a portion of the cost to produce these materials. Reimbursement received is recorded as other income. The related cost to design, produce, and distribute the catalogs and mailers is recorded as SG&A expense.

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
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Statement of Operations Data:
Net revenues	$91,003	$86,591
Cost of sales	40,535	37,975
Gross profit	50,468	48,616
Selling, general, and administrative expenses	54,297	50,705
Other income	184	177
Operating loss	(3,645)	(1,912)
Interest income, net	(447)	(243)
Loss before income taxes	(3,198)	(1,669)
Income tax benefit	(793)	(299)
Net loss	$(2,405)	$(1,370)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	44.5%	43.9%
Gross profit	55.5%	56.1%
Selling, general, and administrative expenses	59.7%	58.6%
Other income	0.2%	0.2%
Operating loss	(4.0)%	(2.2)%
Interest income, net	(0.5)%	(0.3)%
Loss before income taxes	(3.5)%	(1.9)%
Income tax benefit	(0.9)%	(0.3)%
Net loss	(2.6)%	(1.6)%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net Revenues by Segment:
Direct	$71,136	$65,532
Indirect	19,867	21,059
Total	$91,003	$86,591
Percentage of Net Revenues by Segment:
Direct	78.2%	75.7%
Indirect	21.8%	24.3%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Operating Income (Loss) by Segment:
Direct	$8,360	$7,290
Indirect	7,707	8,284
Less: Corporate unallocated	(19,712)	(17,486)
Total	$(3,645)	$(1,912)
Operating Income as a Percentage of Net Revenues by Segment:
Direct	11.8%	11.1%
Indirect	38.8%	39.3%
Store Data (1):
Total stores opened during period	5	4
Total stores closed during period	(2)	(4)
Total stores open at end of period	159	160
Comparable sales (including e-commerce) increase (decrease) (2)	5.2%	(8.5)%
Total gross square footage at end of period (all stores)	394,478	383,570
Average net revenues per gross square foot (3)	$129	$120

(1)	Includes our full-line and factory outlet stores.

(2)
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our e-commerce operations. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Fiscal 2019 comparable sales do not adjust for the shift in weeks during the period associated with the 53rd week in fiscal 2018.

(3)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Leases
We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, beginning in the first quarter of fiscal 2020 using the modified retrospective adoption method. The adoption of this standard impacted fiscal 2020 beginning retained earnings by $0.2 million. As a result of the adoption of ASC Topic 842 using the modified retrospective method, the financial statements from the prior-year period are not reported under ASC Topic 842 which affects the comparability of the Condensed Consolidated Financial Statements. The primary impact from the adoption of the standard is the addition of right-of-use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheet. The adoption of this standard had no impact on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

Refer to Notes 1 and 3 to the Notes to the Condensed Consolidated Financial Statements herein for additional information.
Thirteen Weeks Ended May 4, 2019, Compared to Thirteen Weeks Ended May 5, 2018
Net Revenues
For the thirteen weeks ended May 4, 2019, net revenues increased $4.4 million, or 5.1%, to $91.0 million, from $86.6 million in the comparable prior-year period.
Direct. For the thirteen weeks ended May 4, 2019, net revenues in the Direct segment increased $5.6 million, or 8.6%, to $71.1 million, from $65.5 million in the comparable prior-year period. Our non-comparable stores contributed $3.3 million of revenue, which included five additional factory outlet stores opened in the current fiscal year, along with a comparable sales increase of $3.0 million, or 5.2%. The increase in comparable sales includes a 9.2% increase in e-commerce sales and a 4.0% increase in comparable store sales indicating that our customers are responding to both our innovative product and our targeted consumer engagement efforts.
Indirect. For the thirteen weeks ended May 4, 2019, net revenues in the Indirect segment decreased $1.2 million, or 5.7%, to $19.9 million, from $21.1 million in the comparable prior-year period reflecting a reduction in orders and the number of specialty accounts.
Gross Profit
For the thirteen weeks ended May 4, 2019, gross profit increased $1.9 million, or 3.8%, to $50.5 million, from $48.6 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.5% for the thirteen weeks ended May 4, 2019, from 56.1% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to the impact of Chinese tariffs, partially offset by improvement in full-price selling and sourcing and operational efficiencies.
Selling, General, and Administrative Expenses
For the thirteen weeks ended May 4, 2019, SG&A expenses increased $3.6 million, or 7.1%, to $54.3 million, from $50.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 59.7% for the thirteen weeks ended May 4, 2019, from 58.6% in the comparable prior-year period. The increase in SG&A expenses for the thirteen weeks ended May 4, 2019 was primarily due to an increase in certain advertising and marketing expenses of approximately $1.4 million mostly as a result of timing of expenses, an increase of $1.2 million in expenses related to new factory outlet stores, and $0.8 million for certain consulting charges. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, partially offset by SG&A expense leverage associated with increased sales.
Other Income
For the thirteen weeks ended May 4, 2019, other income was $0.2 million, flat with the comparable prior-year period.
Operating Loss
For the thirteen weeks ended May 4, 2019, operating loss increased $1.7 million to $(3.6) million in the current-year period, from $(1.9) million in the comparable prior-year period. As a percentage of net revenues, operating loss was (4.0)% and (2.2)% for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. Operating loss increased due to the factors described above.
Direct. For the thirteen weeks ended May 4, 2019, operating income in the Direct segment increased $1.1 million, or 14.7%, to $8.4 million from $7.3 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 11.8% and 11.1% for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to SG&A expense leverage associated with increased sales, partially offset by an increase in certain advertising expenses, new store expenses, and a decrease in gross margin as a percentage of net revenues as described above.
Indirect. For the thirteen weeks ended May 4, 2019, operating income in the Indirect segment decreased $0.6 million, or 7.0%, to $7.7 million from $8.3 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 38.8% and 39.3% for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. The decrease in operating income as a percentage of Indirect segment net revenues was primarily due to SG&A expense deleverage associated with lower sales and a decrease in gross margin as a percentage of net revenues as described above.

Corporate Unallocated. For the thirteen weeks ended May 4, 2019, unallocated expenses increased $2.2 million, or 12.7%, to $19.7 million from $17.5 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to an increase in certain consulting charges and certain employee-related expenses.
Income Tax Benefit
The effective tax rate for the thirteen weeks ended May 4, 2019, was 24.8%, compared to 17.9% for the thirteen weeks ended May 5, 2018. The year-over year effective tax rate increase was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation.
Net Loss
For the thirteen weeks ended May 4, 2019, net loss increased $1.0 million to $(2.4) million from $(1.4) million in the comparable prior-year period due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which began on September 7, 2018. There were no borrowings under the Credit Agreement during the thirteen weeks ended May 4, 2019, and there was no debt outstanding as of May 4, 2019. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, as well as share repurchases and other strategic uses of cash, if any, and debt payments, if any, for the foreseeable future.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of May 4, 2019 and February 2, 2019, these investments in our portfolio consisted of commercial paper and a money market fund.
Short-Term Investments. As of May 4, 2019 and February 2, 2019, short-term investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of February 2, 2019, also included U.S. treasury securities.
Long-Term Investments. As of May 4, 2019 and February 2, 2019, long-term investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of May 4, 2019 also included other foreign securities.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net cash used in operating activities	$(5,215)	$(1,846)
Net cash used in investing activities	(4,633)	(4,976)
Net cash used in financing activities	(3,846)	(522)

Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; the effect of changes in assets and liabilities; and tenant-improvement allowances received from landlords under our store leases.
Net cash used in operating activities for the thirteen weeks ended May 4, 2019, was $5.2 million compared to $1.8 million for the thirteen weeks ended May 5, 2018. The increase in cash used in operating activities was primarily a result of $2.9 million in income tax payments principally as a result of timing.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $4.6 million and $5.0 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. The decrease in cash used in investing activities was primarily a result of lower cash payments for property, plant, and equipment in the current-year period principally due to timing.
Capital expenditures for fiscal 2020 are expected to be approximately $13.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $3.8 million and $0.5 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. The increase in cash used in financing activities was primarily due to cash purchases of our common stock under the 2018 Share Repurchase Plan.
Credit Agreement
On September 7, 2018, VBD, a wholly-owned subsidiary of the Company, entered into an asset based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Any proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to either (i) for CBFR borrowings (including swingline loans), the CB Floating Rate, where the CB Floating Rate is the prime rate which shall never be less than the adjusted one month LIBOR rate on such day, plus the Applicable Rate, where the Applicable Rate is a percentage spread ranging from -1.00% to -1.50% or (ii) for each eurodollar borrowing, the Adjusted LIBO Rate, where the Adjusted LIBO Rate is the LIBO rate for such interest period multiplied by the statutory reserve rate, for the interest period in effect for such borrowing, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.00% to 1.30%. The applicable CB Floating Rate, Adjusted LIBO Rate, or LIBO Rate shall be determined by the administrative agent. The Credit Agreement also requires VBD to pay a commitment fee for the unused portion of the revolving facility of up to 0.20% per annum.
VBD’s obligations under the Credit Agreement are guaranteed by the Company and the Named Subsidiaries. The obligations of VBD under the Credit Agreement are secured by substantially all of the respective assets of VBD, the Company, and the Named Subsidiaries and are further secured by the equity interests in VBD and the Named Subsidiaries.
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of May 4, 2019.
The Credit Agreement also requires the Loan Parties to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the Credit Agreement.
The Credit Agreement contains customary events of default, including, among other things: (i) the failure to pay any principal, interest, or other fees under the Credit Agreement; (ii) the making of any materially incorrect representation or warranty; (iii) the failure to observe or perform any covenant, condition, or agreement in the Credit Agreement or related agreements; (iv) a cross default with respect to other material indebtedness; (v) bankruptcy and insolvency events; (vi) unsatisfied material final judgments; (vii) Employee Retirement Income Security Act of 1974 (“ERISA”) events that could reasonably be expected to have a material adverse effect; and (viii) a change in control (as defined in the Credit Agreement).
Any commitments made under the Credit Agreement mature on September 7, 2023.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In addition to these policies, refer to Note 1 “Description of the Company and Basis of Presentation” and Note 3 “Leases” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company's lease accounting policy under the recently adopted Accounting Standards Codification Topic 842.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019. With the exception of leases, there were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of May 4, 2019.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of May 4, 2019, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 4, 2019.
Other than the implementation of controls related to the adoption of ASC Topic 842, Leases, and the related financial statement reporting, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There has been no material change to our risk factors as previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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
The Company purchased 284,088 shares at an average price of $10.24 per share, excluding commissions, for an aggregate amount of $2.9 million during the thirteen weeks ended May 4, 2019, under the 2018 Share Repurchase Program.
Details regarding the activity under the program during the thirteen weeks ended May 4, 2019 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
February 3, 2019 - March 2, 2019	170,343	$9.30	170,343	$45,577,663
March 3, 2019 - April 6, 2019	72,745	11.43	72,745	44,746,155
April 7, 2019 - May 4, 2019	41,000	12.04	41,000	44,252,640
	284,088	$10.24	284,088

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2020 Annual Incentive Compensation Plan (Executives)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Thirteen Weeks ended May 4, 2019 and May 5, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended May 4, 2019 and May 5, 2018; (iii) Condensed Consolidated Balance Sheets as of May 4, 2019 and February 2, 2019; (iv) Condensed Consolidated Statements of Shareholders' Equity for the Thirteen Weeks ended May 4, 2019 and May 5, 2018; (v) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 4, 2019 and May 5, 2018, and (vi) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: June 12, 2019	/s/ John Enwright
John Enwright
Chief Financial Officer