Form 10-Q
period 2019-08-03
Vera Bradley, Inc.
filed 2019-09-11
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 3, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 33,988,547 shares of its common stock outstanding as of September 4, 2019.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	possible inability to successfully implement our long-term strategic plan, including our Vision 20/20 initiatives;

•	possible declines in our comparable sales;

•	possible inability to maintain and enhance our brand;

•	possible failure of our multi-channel distribution model;

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully open new stores and/or operate current stores as planned;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible data security or privacy breaches or disruptions in our computer systems or website;

•	possible new or increased tariffs on our products that could lead to increased product costs and lower profit margins;

•	possible failure of Pura Vida acquisition benefits to materialize as expected, including the possibility that the business may not perform as anticipated; and

•	possible inability to successfully implement integration strategies related to the Pura Vida business.
We derive many of our forward-looking statements from our operating plans and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, as well as in this Quarterly Report on Form 10-Q.
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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	August 3, 2019	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$46,842	$113,493
Short-term investments	8,987	19,381
Accounts receivable, net	28,183	15,604
Inventories	130,718	91,581
Income taxes receivable	994	809
Prepaid expenses and other current assets	10,483	11,600
Total current assets	226,207	252,468
Operating right-of-use assets	122,240	—
Property, plant, and equipment, net	77,477	77,951
Intangible assets, net	61,536	—
Goodwill	41,310	—
Long-term investments	14,652	23,735
Deferred income taxes	7,304	6,724
Other assets	2,593	1,270
Total assets	$553,319	$362,148
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,094	$14,595
Accrued employment costs	11,247	13,316
Short-term operating lease liabilities	21,610	—
Earn-out liability	20,854	—
Other accrued liabilities	20,512	13,482
Income taxes payable	696	2,163
Total current liabilities	105,013	43,556
Long-term operating lease liabilities	122,213	—
Other long-term liabilities	92	23,889
Total liabilities	227,318	67,445
Commitments and contingencies
Redeemable noncontrolling interest	31,650	—
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,507 and 41,283 shares issued and 34,090 and 34,347 shares outstanding, respectively	—	—
Additional paid-in-capital	96,958	95,572
Retained earnings	295,247	291,994
Accumulated other comprehensive income (loss)	121	(24)
Treasury stock	(97,975)	(92,839)
Total shareholders’ equity of Vera Bradley, Inc.	294,351	294,703
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$553,319	$362,148
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net revenues	$119,785	$113,625	$210,788	$200,216
Cost of sales	52,452	47,885	92,987	85,860
Gross profit	67,333	65,740	117,801	114,356
Selling, general, and administrative expenses	60,745	53,770	115,042	104,475
Other income	760	46	944	223
Operating income	7,348	12,016	3,703	10,104
Interest income, net	(375)	(259)	(822)	(502)
Income before income taxes	7,723	12,275	4,525	10,606
Income tax expense	2,005	2,993	1,212	2,694
Net income	5,718	9,282	3,313	7,912
Less: Net loss attributable to redeemable noncontrolling interest	(136)	—	(136)	—
Net income attributable to Vera Bradley, Inc.	$5,854	$9,282	$3,449	$7,912

Basic weighted-average shares outstanding	34,178	35,540	34,203	35,536
Diluted weighted-average shares outstanding	34,380	35,735	34,476	35,733

Basic net income per share attributable to Vera Bradley, Inc.	$0.17	$0.26	$0.10	$0.22
Diluted net income per share attributable to Vera Bradley, Inc.	$0.17	$0.26	$0.10	$0.22
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income	$5,718	$9,282	$3,313	$7,912
Unrealized (loss) gain on available-for-sale debt investments	(8)	57	124	12
Cumulative translation adjustment	20	(3)	21	(7)
Comprehensive income, net of tax	5,730	9,336	3,458	7,917
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(136)	—	(136)	—
Comprehensive income attributable to Vera Bradley, Inc.	$5,866	$9,336	$3,594	$7,917
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Permanent Equity
Balance at February 2, 2019	34,347,420	6,935,623	$95,572	$291,994	$(24)	$(92,839)	$294,703
Net loss	—	—	—	(2,405)	—	—	(2,405)
Translation adjustments	—	—	—	—	1	—	1
Unrealized gain on available-for-sale debt investments	—	—	—	—	132	—	132
Restricted shares vested, net of repurchase for taxes	183,346	—	(791)	—	—	—	(791)
Stock-based compensation	—	—	1,238	—	—	—	1,238
Treasury stock purchased	(284,088)	284,088	—	—	—	(2,908)	(2,908)
Cumulative adjustment for ASC 842 adoption	—	—	—	(196)	—	—	(196)
Balance at May 4, 2019	34,246,678	7,219,711	$96,019	$289,393	$109	$(95,747)	$289,774
Net income attributable to Vera Bradley, Inc.	—	—	—	5,854	—	—	5,854
Translation adjustments	—	—	—	—	20	—	20
Unrealized loss on available-for-sale debt investments	—	—	—	—	(8)	—	(8)
Restricted shares vested, net of repurchase for taxes	40,297	—	(316)	—	—	—	(316)
Stock-based compensation	—	—	1,255	—	—	—	1,255
Treasury stock purchased	(196,507)	196,507	—	—	—	(2,228)	(2,228)
Balance at August 3, 2019	34,090,468	7,416,218	$96,958	$295,247	$121	$(97,975)	$294,351

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(continued)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Permanent Equity
Balance at February 3, 2018	35,459,025	5,642,485	$91,192	$270,783	$(114)	$(76,578)	$285,283
Net loss	—	—	—	(1,370)	—	—	(1,370)
Translation adjustments	—	—	—	—	(4)	—	(4)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(45)	—	(45)
Restricted shares vested, net of repurchase for taxes	177,192	—	(522)	—	—	—	(522)
Stock-based compensation	—	—	899	—	—	—	899
Treasury stock purchased	—	—	—	—	—	—	—
Cumulative adjustment for ASC 606 adoption	—	—	—	454	—	—	454
Balance at May 5, 2018	35,636,217	5,642,485	$91,569	$269,867	$(163)	$(76,578)	$284,695
Net income	—	—	—	9,282	—	—	9,282
Translation adjustments	—	—	—	—	(3)	—	(3)
Unrealized gain on available-for-sale debt investments	—	—	—	—	57	—	57
Restricted shares vested, net of repurchase for taxes	897	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	1,714	—	—	—	1,714
Treasury stock purchased	(252,201)	252,201	—	—	—	(3,591)	(3,591)
Balance at August 4, 2018	35,384,913	5,894,686	$93,278	$279,149	$(109)	$(80,169)	$292,149

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities
Net income	$3,313	$7,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	8,663	8,344
Amortization of operating right-of-use assets	10,813	—
Amortization of intangible assets	415	—
Provision for doubtful accounts	61	132
Stock-based compensation	2,493	2,613
Deferred income taxes	(512)	359
Cash gain on investments	(178)	32
Other non-cash charges, net	131	285
Changes in assets and liabilities:
Accounts receivable	(4,807)	(9,519)
Inventories	(11,494)	1,307
Prepaid expenses and other assets	(1,269)	446
Accounts payable	9,393	1,453
Income taxes	(1,652)	1,948
Operating lease liabilities, net	(12,917)	—
Accrued and other liabilities	(1,362)	1,298
Net cash provided by operating activities	1,091	16,610
Cash flows from investing activities
Purchases of property, plant, and equipment	(8,089)	(5,857)
Purchases of investments	(10,111)	(39,073)
Proceeds from maturities and sales of investments	29,798	44,700
Cash paid for business acquisition, net of cash acquired	(73,010)	—
Net cash used in investing activities	(61,412)	(230)
Cash flows from financing activities
Tax withholdings for equity compensation	(1,107)	(527)
Repurchase of common stock	(5,244)	(3,522)
Net cash used in financing activities	(6,351)	(4,049)
Effect of exchange rate changes on cash and cash equivalents	21	(7)
Net (decrease) increase in cash and cash equivalents	(66,651)	12,324
Cash and cash equivalents, beginning of period	113,493	68,751
Cash and cash equivalents, end of period	$46,842	$81,075
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$3,328	$360
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of August 3, 2019 and August 4, 2018	$89	$69
Expenditures incurred but not yet paid as of February 2, 2019 and February 3, 2018	$197	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of August 3, 2019 and August 4, 2018	$453	$133
Expenditures incurred but not yet paid as of February 2, 2019 and February 3, 2018	$1,065	$1,183
Contingent consideration related to business acquisition	$20,854	$—
Refer to Note 3 herein for supplemental cash flow information regarding the Company’s leases.
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Description of the Company and Basis of Presentation
The term “Company” refers to Vera Bradley, Inc. and its wholly and majority owned subsidiaries, except where the context requires otherwise or where otherwise indicated.
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
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”). Pura Vida, based in La Jolla, California, is a rapidly growing, digitally native, and highly engaging lifestyle brand that deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories.
Beginning in the second quarter of fiscal 2020, the Company has included an additional segment for Pura Vida due to its acquisition. As a result, the Company now has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.

•
The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of August 3, 2019, the Company operated 94 full-line stores and 62 factory outlet stores.

•
The VB Indirect business consists of sales of Vera Bradley products to approximately 2,200 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.

•
The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com and www.puravidabracelets.eu, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.

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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended August 3, 2019, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida beginning on July 17, 2019. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 3, 2019 and August 4, 2018, refer to the thirteen-week periods ended on those dates.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
Business Combination
The Company acquired a majority interest in Pura Vida on July 16, 2019. In connection with a business combination, the Company records the identifiable assets acquired, liabilities assumed, contingent consideration liabilities, if any, and any noncontrolling interest in the acquiree at their acquisition-date fair values. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. Refer to Note 12 herein for additional information.
These fair value assessments require management judgment and include the use of significant estimates and assumptions including future cash flows, discount and other market rates, and asset lives, among other items.
Goodwill and Other Intangible Assets
Upon an acquisition, the Company records the fair value of the identifiable intangible assets. As of August 3, 2019, these items consisted of the Pura Vida brand, customer relationships, and non-competition agreements. Assets that are determined to have an indefinite life, including goodwill and the Pura Vida Brand, are not amortized but are assessed for impairment at least annually or whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Definite-lived intangible assets, including customer relationships and non-competition agreements, are amortized over their estimated useful lives and are also subject to impairment testing, similar to the Company’s long-lived assets.
Redeemable Noncontrolling Interest
On July 16, 2019, as contemplated by the Interest Purchase Agreement, the Company and certain of its subsidiaries and the owners of the remaining twenty-five percent (25%) ownership interest in Pura Vida (the “Sellers”) which was not acquired by the Company (the “Remaining Pura Vida Interest”) entered into a Put/Call Agreement (the “Put/Call Agreement”). Pursuant to the Put/Call Agreement, and subject to the terms and conditions thereof, the Sellers have the right to sell all of the Remaining Pura Vida Interest to the Company, and the Company has the right to purchase all of the Remaining Pura Vida Interests from Sellers, in each case generally at any time following the fifth anniversary of the closing date of the Transaction until the tenth anniversary thereof. The purchase price for any Remaining Pura Vida Interest put to, or called by, the Company will be determined based on the arithmetic average of a multiple of adjusted EBITDA of Pura Vida and a multiple of adjusted EBITDA of the Company, as defined in the Put/Call Agreement, over the twelve-month period ending on the last day of the month immediately preceding the month in which an exercise notice is delivered by a relevant party. In the event of a change in control of the Company, the parties may exercise a portion of their put and call rights prior to the fifth anniversary of the closing date (as defined in the Put/Call Agreement).
As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within its Condensed Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, is then made to the noncontrolling interest to adjust the carrying value to the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

redemption value each reporting period, subject to certain limits. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusts net income attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis. Refer to Note 13 herein for additional information regarding the redeemable noncontrolling interest.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

In January 2017 the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years (fiscal 2021). Early adoption is permitted. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

2.	Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 (in thousands):

	Thirteen Weeks Ended
	August 3, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$39,682		$10,993		$—		$50,675
Travel	23,285		3,580		—		26,865
Accessories	20,987		3,965		5,220		30,172
Home	7,829		240		—		8,069
Other	2,597	(1)	1,239	(2)	168	(3)	4,004
Total net revenues	$94,380	(4)	$20,017	(5)	$5,388	(4)	$119,785

(1) Primarily includes net revenues from apparel/footwear, stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $19.1 million of net revenues related to product sales recognized at a point in time and $0.9 million of net revenues related to sales-based royalties recognized over time.

	Thirteen Weeks Ended
	August 4, 2018
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment	Total
Product categories
Bags	$39,194		$12,315		$—	$51,509
Travel	23,123		4,360		—	27,483
Accessories	20,261		4,415		—	24,676
Home	6,144		378		—	6,522
Other	2,299	(1)	1,136	(2)	—	3,435
Total net revenues	$91,021	(3)	$22,604	(4)	$—	$113,625

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Twenty-Six Weeks Ended
	August 3, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$67,349		$20,984		$—		$88,333
Travel	43,211		7,302		—		50,513
Accessories	37,047		8,167		5,220		50,434
Home	13,514		824		—		14,338
Other	4,395	(1)	2,607	(2)	168	(3)	7,170
Total net revenues	$165,516	(4)	$39,884	(5)	$5,388	(4)	$210,788

(1) Primarily includes net revenues from apparel/footwear, stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $38.0 million of net revenues related to product sales recognized at a point in time and $1.9 million of net revenues related to sales-based royalties recognized over time.

	Twenty-Six Weeks Ended
	August 4, 2018
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment	Total
Product categories
Bags	$64,794		$22,543		$—	$87,337
Travel	41,182		9,050		—	50,232
Accessories	35,940		8,583		—	44,523
Home	10,314		836		—	11,150
Other	4,323	(1)	2,651	(2)	—	6,974
Total net revenues	$156,553	(3)	$43,663	(4)	$—	$200,216

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
Contract Balances
Contract liabilities as of August 3, 2019 and February 2, 2019, were $2.6 million and $1.6 million, respectively. The balance as of August 3, 2019 consisted of unearned revenue related to unredeemed gift cards, unearned revenue associated with the monthly bracelet and jewelry clubs of the Pura Vida segment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. The balance as of February 2, 2019 consisted of unearned revenue related to unredeemed gift cards and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company did not have contract assets as of August 3, 2019 and February 2, 2019.
The balance for accounts receivable from contracts with customers, net of allowances, as of August 3, 2019 and February 2, 2019, was $23.6 million and $14.1 million, respectively, which is recognized within accounts receivable,

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.4 million and $0.3 million as of August 3, 2019 and February 2, 2019, respectively.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of August 3, 2019.

3.	Leases
Nature of Leases
The Company has operating leases at all of its retail stores, as well as for its New York office, the California Pura Vida office, Asia sourcing office and showrooms. The Company also has operating leases for certain equipment and storage spaces. The Company does not have residual value guarantees, restrictions, or covenants imposed by leases.

Determination of Lease Terms
Retail store leases have remaining terms of up to 10 years as of August 3, 2019. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases have remaining terms of up to seven years as of August 3, 2019. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of August 3, 2019.

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

Discount Rate
The weighted-average discount rate as of August 3, 2019, was 5.0%. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Leases Not Yet Commenced
As of August 3, 2019, the Company had certain retail store leases which were executed but it did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded on its Condensed Consolidated Balance Sheets. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $4.4 million and have approximate terms of 10 years commencing in fiscal 2020 and fiscal 2021.

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

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended August 3, 2019 (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	August 3, 2019	August 3, 2019
Operating lease cost	$7,010	$14,367
Variable lease cost	2,528	4,765
Short-term lease cost	143	333
Total lease cost	$9,681	$19,465

The weighted-average remaining lease term as of August 3, 2019 was 6.0 years.

Supplemental operating cash flow information was as follows (in thousands):

Twenty-Six Weeks Ended
August 3, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$16,175
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$7,144

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of August 3, 2019 were as follows (in thousands):

Operating Leases
Fiscal 2020 (remaining six months)	$12,105
Fiscal 2021	31,712
Fiscal 2022	29,244
Fiscal 2023	25,274
Fiscal 2024	21,947
Thereafter	48,581
Total remaining obligations	168,863
Less: Interest	25,040
Present value of lease liabilities	$143,823

Under the prior accounting standard (ASC Topic 840), the maturities of minimum lease payments as disclosed in the Company's Annual Report on Form 10-K as of the fiscal year ended February 2, 2019 were as follows:

Operating Leases
Fiscal 2020	$32,658
Fiscal 2021	32,017
Fiscal 2022	29,707
Fiscal 2023	25,933
Fiscal 2024	22,250
Thereafter	45,099
Total remaining minimum lease payments	$187,664

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator:
Net income	$5,718	$9,282	$3,313	$7,912
Less: Net loss attributable to redeemable noncontrolling interest	(136)	—	(136)	—
Net income attributable to Vera Bradley, Inc.	$5,854	$9,282	$3,449	$7,912

Denominator:
Weighted-average number of common shares (basic)	34,178	35,540	34,203	35,536
Dilutive effect of stock-based awards	202	195	273	197
Weighted-average number of common shares (diluted)	34,380	35,735	34,476	35,733

Net income per share attributable to Vera Bradley, Inc.:
Basic	$0.17	$0.26	$0.10	$0.22
Diluted	$0.17	$0.26	$0.10	$0.22
For the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of August 3, 2019 and February 2, 2019, approximated their fair values.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table details the fair value measurements of the Company's investments and contingent consideration as of August 3, 2019 and February 2, 2019 (in thousands):

	Level 1		Level 2		Level 3
	August 3, 2019	February 2, 2019	August 3, 2019	February 2, 2019	August 3, 2019	February 2, 2019
Cash equivalents(1)	$1,129	$2,169	$995	$6,493	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	3,357	5,769	—	—
Municipal securities	—	—	3,125	4,190	—	—
Non-U.S. corporate debt securities	—	—	1,510	5,808	—	—
U.S. treasury securities	—	3,116	—	—	—	—
Commercial paper	—	—	995	498	—	—
Long-term investments:
U.S. corporate debt securities	—	—	3,965	9,499	—	—
U.S. asset-backed securities	—	—	5,330	7,169	—	—
Non-U.S. corporate debt securities	—	—	2,779	4,675	—	—
Non-U.S. asset-backed securities	—	—	806	1,127	—	—
Municipal securities	—	—	1,271	1,265	—	—
Other foreign securities	—	—	501	—	—	—
Contingent consideration related to earn-out provision(2)	—	—	—	—	20,854	—

(1) Cash equivalents include commercial paper and a money market fund that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.

(2) Refer to Note 12 herein for additional information.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded no impairment for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018.
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. Refer to Note 12 herein for additional information on the methods used in the initial preliminary valuation of intangible assets.

6.	Debt
On September 7, 2018, VBD, a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for certain credit facilities to VBD in an

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
As of August 3, 2019 and February 2, 2019, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

7.	Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended August 3, 2019, was 26.0%, compared to 24.4% for the thirteen weeks ended August 4, 2018. The year-over-year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of executive compensation.
The effective tax rate for the twenty-six weeks ended August 3, 2019, was 26.8%, compared to 25.4% for the twenty-six weeks ended August 4, 2018. The year-over-year effective tax rate increase was primarily due to the relative impact

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation and executive compensation.

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
Awards of Restricted Stock Units

During the thirteen weeks ended August 3, 2019, the Company did not grant time-based or performance-based restricted stock units. During the thirteen weeks ended August 4, 2018, the Company granted 66,069 time-based and performance-based restricted stock units with an aggregate fair value of $0.9 million to certain employees under the 2010 Equity and Incentive Plan.
During the twenty-six weeks ended August 3, 2019, the Company granted 407,264 time-based and performance-based restricted stock units with an aggregate fair value of $5.3 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 475,214 time-based and performance-based restricted stock units with an aggregate fair value of $5.2 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended August 3, 2019 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 2, 2019	473	$11.75	442	$11.38
Granted	236	13.10	171	13.10
Vested	(265)	12.23	(50)	19.62
Forfeited	(2)	13.44	(2)	9.90
Nonvested units outstanding at August 3, 2019	442	$12.18	561	$11.18
As of August 3, 2019, there was $7.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years, subject to meeting performance conditions.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
On November 29, 2018, the Company's board of directors approved a share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2018 Share Repurchase Program is scheduled to expire on December 14, 2020.
The Company purchased 196,507 shares at an average price of $11.34 per share, excluding commissions, for an aggregate amount of $2.2 million during the thirteen weeks ended August 3, 2019, under the 2018 Share Repurchase Program.
The Company purchased 480,595 shares at an average price of $10.69 per share, excluding commissions, for an aggregate amount of $5.1 million during the twenty-six weeks ended of August 3, 2019, there was $42.0 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program.
As of August 3, 2019, the Company held as treasury shares 7,416,218 shares of its common stock at an average price of $13.21 per share, excluding commissions, for an aggregate carrying amount of $98.0 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

11.	Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of August 3, 2019 and February 2, 2019, these investments in the Company's portfolio consisted of commercial paper and a money market fund.
Short-Term Investments
As of August 3, 2019 and February 2, 2019, short-term investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of February 2, 2019, also included U.S. treasury securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $9.0 million and $19.4 million in short-term investments as of August 3, 2019 and February 2, 2019, respectively. The following table summarizes the Company's short-term investments (in thousands):

	August 3, 2019	February 2, 2019
U.S. corporate debt securities	$3,357	$5,769
Municipal securities	3,125	4,190
Non-U.S. corporate debt securities	1,510	5,808
Commercial paper	995	498
U.S. treasury securities	—	3,116
Total short-term investments	$8,987	$19,381

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Long-Term Investments
As of August 3, 2019 and February 2, 2019, long-term investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of August 3, 2019 also included other foreign securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $14.7 million and $23.7 million in long-term investments as of August 3, 2019 and February 2, 2019, respectively. The following table summarizes the Company's long-term investments (in thousands):

	August 3, 2019	February 2, 2019
U.S. corporate debt securities	$3,965	$9,499
U.S. asset-backed securities	5,330	7,169
Non-U.S. corporate debt securities	2,779	4,675
Non-U.S. asset-backed securities	806	1,127
Municipal securities	1,271	1,265
Other foreign securities	501	—
Total long-term investments	$14,652	$23,735
There were no material gross unrealized gains or losses on available-for-sale debt securities as of August 3, 2019 and February 2, 2019.

12.	Acquisition of Pura Vida
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. or “Pura Vida” (the “Transaction”) in exchange for cash consideration of approximately $75 million, subject to certain adjustments, including working capital. Pura Vida, based in La Jolla, California, is a rapidly growing, digitally native, and highly engaging lifestyle brand that deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. The Company believes that the acquisition will strengthen the Company by providing increased product diversification and future growth opportunities partially as a result of resource and knowledge-sharing.
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment is recorded as an earn-out liability on the Company's Condensed Consolidated Balance Sheets at its acquisition-date fair value of $20.9 million. The maximum payout of this contingent payment is $22.5 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction. Pre-tax Transaction costs totaled $1.9 million and $2.7 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively. These costs are recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and within corporate unallocated expenses.
On July 16, 2019, as contemplated by the Interest Purchase Agreement, the Company and certain of its subsidiaries and the owners of the remaining twenty-five percent (25%) ownership interest in Pura Vida which was not acquired by the Company entered into a Put/Call Agreement.
The following preliminary schedule summarizes the consideration paid for Pura Vida, the fair value of the assets acquired and liabilities assumed, the fair value of the noncontrolling interest, and the fair value of the contingent consideration related to the earn-out provision. The accounting for the acquisition is preliminary as the Company has not yet finalized the working capital purchase price adjustment or the valuation of the aforementioned items.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

in thousands	Fair Value at Acquisition Date
Cash and cash equivalents	$1,495
Accounts receivable, net(5)	8,673
Inventories(1)	27,643
Prepaid expenses and other current assets	1,537
Operating right of use asset	1,250
Property, plant, and equipment, net	751
Goodwill(2)	41,310
Intangible asset, brand(3)	36,668
Other intangible assets(4)	25,283
Total assets acquired	144,610

Accounts payable	6,818
Accrued employment costs	2,351
Other accrued liabilities(5)	6,637
Operating lease liability	1,659
Total liabilities assumed	17,465

Less:
Contingent consideration related to earn-out provision(6)	(20,854)
Redeemable noncontrolling interest	(31,786)
Cash acquired	(1,495)

Total closing consideration amount, net of cash acquired	$73,010

(1) Includes an $8.3 million step-up adjustment which will be recognized in cost of sales within four months of the acquisition. Inventories were valued using the cost approach. The significant assumptions used for the valuation include inventory balances, projected gross and operating margins, and cost and time to dispose (sell) inventory on hand.

(2) Refer to Notes 1 and 14 herein for additional information regarding goodwill.
(3) The brand intangible asset was valued using the relief-from-royalty method. The significant assumptions used for the valuation include the royalty rate, estimated projected revenues, long-term growth rate, and the discount rate. Refer to Note 14 herein for additional information regarding intangible assets.

(4) Other intangible assets include customer relationships and non-competition agreements. Customer relationships were valued using the multi-period excess earnings method. Significant assumptions used for the valuation include projected cash flows, the discount rate, and customer attrition rate. The non-competition agreements were valued using the with-or-without method. Significant assumptions used for the valuation include projected cash flows, probability of competition, impact of competition on business, and the discount rate. Refer to Note 14 herein for additional information regarding intangible assets.

(5) Includes $4.1 million related to an indemnified liability.
(6) Contingent consideration related to the earn-out provision was valued using a Monte Carlo simulation in order to forecast the value of the potential future payment. Significant assumptions used for the valuation include the discount rate, projected cash flows, and calculated volatility.

The operations of Pura Vida are recorded in the Company's Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ending August 3, 2019, beginning on July 17, 2019, which represents the first full day following the acquisition. As such, the Company's financial statements are not comparable with the prior-year period presented. Refer to Note 16 herein for segment-level financial information associated with Pura Vida. The following

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

pro forma financial information is intended to provide a sense for what the Company's operating results may have been if the Pura Vida acquisition had occurred at the beginning of fiscal 2019. The pro forma financial information is not indicative of the results that would have been reflected had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future results. The financial information includes expense related to supplemental officer wages and fully indemnified state sales tax matters for time periods before the acquisition date. The Company does not expect these items to have a continuing impact on its consolidated financial statements. The following adjustments have been made:

•	Short-term purchase accounting items, such as the inventory step-up adjustment, have been excluded due to their non-recurring nature;

•	Definite-lived intangible amortization that exceeds one year has been reflected as if it occurred at the beginning of fiscal 2019;

•	Transaction costs have been excluded; and

•	Tax expense has been estimated at a statutory rate of 25.0%.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
in thousands, except per share data	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Pro forma net revenues	$141,099	$130,765	$249,091	$226,728
Pro forma net income	7,557	8,692	4,677	6,324
Pro forma net income attributable to Vera Bradley, Inc.	7,574	8,850	5,035	6,826

Pro forma basic net income per share attributable to Vera Bradley, Inc.	$0.22	$0.25	$0.15	$0.19
Pro forma diluted net income per share attributable to Vera Bradley, Inc.	$0.22	$0.25	$0.15	$0.19

13.	Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Note 1 herein for additional information.
Changes in redeemable noncontrolling interest for the thirteen and twenty-six weeks ended August 3, 2019, were as follows (in thousands):

Balance at February 2, 2019 and May 4, 2019	—
Fair value of noncontrolling interest at acquisition	31,786
Net loss attributable to redeemable noncontrolling interest	(136)
Balance at August 3, 2019	$31,650

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

14.	Intangible Assets and Goodwill
The following table details the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida. The comparable prior-year period did not include intangible assets or goodwill. The valuation of the intangible assets and goodwill is preliminary and adjustments may be reflected during the measurement period.

	August 3, 2019
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,495	$408	$24,087
Non-competition Agreements	788	7	781
Total definite-lived intangible assets	25,283	415	24,868

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,951	$415	$61,536

(1) Amortization expense is recorded within the Pura Vida segment.
The provisional weighted-average amortization period for the definite-lived intangible assets in total is 3.6 years. The provisional weighted-average amortization period is 3.6 years and 5.0 years for customer relationships and non-competition agreements, respectively. The provisional amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2020 (remaining 6 months)	$4,977
Fiscal 2021	9,070
Fiscal 2022	3,129
Fiscal 2023	3,129
Fiscal 2024	3,129
Thereafter	1,434
Total	$24,868
The total amount of the provisional goodwill as of August 3, 2019, was $41.3 million recorded within the Pura Vida segment upon acquisition. Goodwill is expected to be deductible for tax purposes, limited to the Company's 75% majority ownership interest. Refer to Notes 1 and 12 herein for addition information regarding goodwill. Changes in goodwill for the thirteen and twenty-six weeks ended August 3, 2019, were as follows (in thousands):

Balance at February 2, 2019 and May 4, 2019	—
Goodwill at acquisition	41,310
Balance at August 3, 2019	$41,310

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

15.	Inventories
The components of inventories were as follows:

	August 3, 2019	February 2, 2019
Raw materials(1)	$2,815	$—
Finished goods	127,903	91,581
Total inventories	$130,718	$91,581
(1) Relates solely to Pura Vida operations.

16.	Segment Reporting
Beginning in the second quarter of fiscal 2020, the Company has included an additional segment for Pura Vida due to its acquisition. As a result, the Company now has three operating segments, which are also its reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.
The VB Direct segment includes Vera Bradley full-line and factory outlet stores; the Vera Bradley website, verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale. Revenues generated from this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The VB Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 2,200 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com and www.puravidabracelets.eu, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.
Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, product development, merchandising, corporate-level marketing and advertising, and various other corporate-level-activity-related expenses not directly attributable to a reportable segment. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Segment net revenues:
VB Direct	$94,380	$91,021	$165,516	$156,553
VB Indirect	20,017	22,604	39,884	43,663
Pura Vida	5,388	—	5,388	—
Total	$119,785	$113,625	$210,788	$200,216
Segment operating income (loss):
VB Direct	$22,137	$22,318	$30,497	$29,608
VB Indirect	7,162	8,827	14,869	17,111
Pura Vida	(542)	—	(542)	—
Total	$28,757	$31,145	$44,824	$46,719
Reconciliation:
Segment operating income	$28,757	$31,145	$44,824	$46,719
Less:
Unallocated corporate expenses	(21,409)	(19,129)	(41,121)	(36,615)
Operating income	$7,348	$12,016	$3,703	$10,104

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended August 3, 2019, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the second quarter of fiscal 2020:
Strategic Progress

•	We completed the acquisition of a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”).

•
We began the process of re-platforming our Enterprise Resource Planning (“ERP”) and other key information systems to become more streamlined, nimble, and efficient in our technology and business processes.

•	We achieved comparable sales growth of 2.1%, indicating that our customers are responding to both our innovative product and targeted consumer engagement efforts.

•	We launched our innovative lightweight, durable, and water-repellent Performance Twill fabrication.

•	We debuted our limited edition licensed footwear collection with Crocs in July which combined Vera Bradley’s signature floral and paisley designs with Crocs’ comfort.

•
We strengthened our store base by relocating and expanding our factory outlet store in Sevierville, Tennessee, one of our highest volume factory outlet stores. We also closed three underperforming full-line stores.

•	We are continuing to partially mitigate the impact of Chinese tariffs through sourcing and pricing efforts, as well as reducing our reliance on China production.
Financial Summary (all comparisons are to the second quarter of fiscal 2019)

•	Net revenues increased 5.4% to $119.8 million. This increase includes $5.4 million related to Pura Vida segment sales since the acquisition on July 16, 2019.

•	Vera Bradley Direct (“VB Direct”) segment sales increased 3.7% to $94.4 million.

•	Vera Bradley Indirect segment (“VB Indirect”) sales decreased 11.4% to $20.0 million.

•	Gross profit was $67.3 million, or 56.2% of net revenue.

•	Operating income was $7.3 million and net income attributable to Vera Bradley, Inc. was $5.9 million, or $0.17 per diluted share.

•	Capital expenditures for the thirteen weeks totaled $4.7 million.

•	Cash and cash equivalents and investments were $70.5 million at August 3, 2019.

•	We had no debt as of August 3, 2019.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; verabradley.com; our Vera Bradley online outlet site; and our Vera Bradley annual outlet sale in Fort Wayne, Indiana. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura

Vida websites, www.puravidabracelets.com and www.puravidabracelets.eu, and through the distribution of Pura Vida-branded products to wholesale retailers.
Comparable Sales
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are not currently included within comparable sales, but will be considered comparable sales once reflected in the Company’s operations for 12 full fiscal months. Comparable store sales are calculated based solely upon our stores that have been open for at least 12 full fiscal months. Remodeled stores are included in both comparable sales and comparable store sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Fiscal 2019 comparable sales do not adjust for the shift in weeks during the period associated with the 53rd week in fiscal 2018. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales and comparable store sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales.
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
Selling, General, and Administrative Expenses (“SG&A”)
SG&A expenses include selling; advertising, marketing, and product development; and administrative expenses. Selling expenses include VB Direct business expenses, such as store expenses, employee compensation, and store occupancy and supply costs, VB Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers, as well as Pura Vida business expenses primarily related to employee compensation. Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations.
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
Net Income
Net income is equal to operating income plus net interest income less income taxes.
Net Loss Attributable to Redeemable Noncontrolling Interest
Net loss attributable to redeemable noncontrolling interest represents the operating results of Pura Vida that are not attributable to Vera Bradley, Inc.
Net Income Attributable to Vera Bradley, Inc.
Net income attributable to Vera Bradley, Inc. is equal to net income less net loss attributable to redeemable noncontrolling interest.
Pura Vida Acquisition
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. which also operates under the name Pura Vida Bracelets (“Pura Vida”) (the “Transaction”) in exchange for cash consideration of approximately $75 million, subject to certain adjustments, including working capital. In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction.
On July 16, 2019, as contemplated by the Interest Purchase Agreement, the Company and certain of its subsidiaries and the owners of the remaining twenty-five percent (25%) ownership interest in Pura Vida (the “Sellers”) which was not indirectly acquired by the Company (the “Remaining Pura Vida Interest”) entered into a Put/Call Agreement (the “Put/Call Agreement”). Pursuant to the Put/Call Agreement, and subject to the terms and conditions thereof, the Sellers have the right to sell all of the Remaining Pura Vida Interest to the Company, and the Company has the right to purchase all of the Remaining Pura Vida Interests from Sellers, in each case generally at any time following the fifth anniversary of the closing date of the Transaction until the tenth anniversary thereof. The purchase price for any Remaining Pura Vida Interest put to, or called by, the Company will be determined based on the arithmetic average of a multiple of adjusted EBITDA of Pura Vida and a multiple of adjusted EBITDA of the Company, as defined in the Put/Call Agreement, over the twelve-month period ending on the last day of the month immediately preceding the month in which an exercise notice is delivered by a relevant party. In the event of a change in control of the Company, the parties may exercise a portion of their put and call rights prior to the fifth anniversary of the closing date (as defined in the Put/Call Agreement).
Pura Vida has been fully consolidated within our financial statements beginning on July 17, 2019, the first full day following the acquisition. Pura Vida was also added as a reportable segment as a result of the acquisition. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.
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

Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Statement of Operations Data:
Net revenues	$119,785	$113,625	$210,788	$200,216
Cost of sales	52,452	47,885	92,987	85,860
Gross profit	67,333	65,740	117,801	114,356
Selling, general, and administrative expenses	60,745	53,770	115,042	104,475
Other income	760	46	944	223
Operating income	7,348	12,016	3,703	10,104
Interest income, net	(375)	(259)	(822)	(502)
Income before income taxes	7,723	12,275	4,525	10,606
Income tax expense	2,005	2,993	1,212	2,694
Net income	5,718	9,282	3,313	7,912
Less: Net loss attributable to redeemable noncontrolling interest	(136)	—	(136)	—
Net income attributable to Vera Bradley, Inc.	$5,854	$9,282	$3,449	$7,912
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.8%	42.1%	44.1%	42.9%
Gross profit	56.2%	57.9%	55.9%	57.1%
Selling, general, and administrative expenses	50.7%	47.3%	54.6%	52.2%
Other income	0.6%	—%	0.4%	0.1%
Operating income	6.1%	10.6%	1.8%	5.0%
Interest income, net	(0.3)%	(0.2)%	(0.4)%	(0.3)%
Income before income taxes	6.4%	10.8%	2.1%	5.3%
Income tax expense	1.7%	2.6%	0.6%	1.3%
Net income	4.8%	8.2%	1.6%	4.0%
Less: Net loss attributable to redeemable noncontrolling interest	(0.1)%	—%	(0.1)%	—%
Net income attributable to Vera Bradley, Inc.	4.9%	8.2%	1.6%	4.0%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net Revenues by Segment:
VB Direct	$94,380	$91,021	$165,516	$156,553
VB Indirect	20,017	22,604	39,884	43,663
Pura Vida	5,388	—	5,388	—
Total	$119,785	$113,625	$210,788	$200,216
Percentage of Net Revenues by Segment:
VB Direct	78.8%	80.1%	78.5%	78.2%
VB Indirect	16.7%	19.9%	18.9%	21.8%
Pura Vida	4.5%	—%	2.6%	—%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating Income (Loss) by Segment:
VB Direct	$22,137	$22,318	$30,497	$29,608
VB Indirect	7,162	8,827	14,869	17,111
Pura Vida	(542)	—	(542)	—
Less: Corporate unallocated	(21,409)	(19,129)	(41,121)	(36,615)
Total	$7,348	$12,016	$3,703	$10,104
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	23.5%	24.5%	18.4%	18.9%
VB Indirect	35.8%	39.1%	37.3%	39.2%
Pura Vida	(10.1)%	—%	(10.1)%	—%
Store Data (1):
Total stores opened during period	—	2	5	6
Total stores closed during period	(3)	(1)	(5)	(5)
Total stores open at end of period	156	161	156	161
Comparable sales (including e-commerce) increase (decrease) (2)	2.1%	(4.9)%	3.3%	(6.4)%
Total gross square footage at end of period (all stores)	391,819	387,962	391,819	387,962
Average net revenues per gross square foot (3)	$198	$185	$330	$306

(1)	Includes Vera Bradley full-line and factory outlet stores.

(2)
Comparable sales are calculated based upon Vera Bradley stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are not currently included within comparable sales. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Fiscal 2019 comparable sales do not adjust for the shift in weeks during the period associated with the 53rd week in fiscal 2018.

(3)
Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.

Thirteen Weeks Ended August 3, 2019, Compared to Thirteen Weeks Ended August 4, 2018
Net Revenues
For the thirteen weeks ended August 3, 2019, net revenues increased $6.2 million, or 5.4%, to $119.8 million, from $113.6 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended August 3, 2019, net revenues in the VB Direct segment increased $3.4 million, or 3.7%, to $94.4 million, from $91.0 million in the comparable prior-year period. Our non-comparable stores contributed $1.4 million of revenue, which included five additional factory outlet stores opened in the current fiscal year, along with a comparable sales increase of $1.9 million, or 2.1%. The increase in comparable sales includes a 4.7% increase in e-commerce sales and a 1.5% increase in comparable store sales indicating that our customers are responding to both our innovative product and our targeted consumer engagement efforts.
VB Indirect. For the thirteen weeks ended August 3, 2019, net revenues in the Indirect segment decreased $2.6 million, or 11.4%, to $20.0 million, from $22.6 million in the comparable prior-year period reflecting a reduction in orders and the number of specialty accounts, as well as inbound shipping delays.
Pura Vida. For the thirteen weeks ended August 3, 2019, net revenues in the Pura Vida segment were $5.4 million which reflected activity since the acquisition on July 16, 2019. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.
Gross Profit
For the thirteen weeks ended August 3, 2019, gross profit increased $1.6 million, or 2.4%, to $67.3 million, from $65.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 56.2% for the thirteen weeks ended August 3, 2019, from 57.9% in the comparable prior-year period. The amortization of $1.0 million of expense for an inventory step-up adjustment as a result of the Pura Vida acquisition negatively impacted gross profit as a percentage of net revenues by 0.9%. The remaining decrease as a percentage of net revenues was primarily due to the impact of Chinese tariffs and increased shipping costs, partially offset by improvement in full-price selling and sourcing and operational efficiencies.
Selling, General, and Administrative Expenses
For the thirteen weeks ended August 3, 2019, SG&A expenses increased $6.9 million, or 13.0%, to $60.7 million, from $53.8 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 50.7% for the thirteen weeks ended August 3, 2019, from 47.3% in the comparable prior-year period. The increase in SG&A expenses for the thirteen weeks ended August 3, 2019 was primarily due to Pura Vida operating expenses of $2.8 million; Pura Vida acquisition-related transaction costs of approximately $1.9 million; an increase in certain advertising and marketing expenses of approximately $0.9 million mostly as a result of timing; an increase of $0.8 million in expenses related to new factory outlet stores; and $0.6 million of certain professional fees and accelerated depreciation charges related to our information technology re-platforming. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, partially offset by SG&A expense leverage associated with increased sales.
Other Income
For the thirteen weeks ended August 3, 2019, other income increased $0.7 million to $0.8 million compared to $0.1 million in the comparable prior-year period. The increase in other income was primarily due to a legal settlement.
Operating Income
For the thirteen weeks ended August 3, 2019, operating income decreased $4.7 million to $7.3 million in the current-year period, from $12.0 million in the comparable prior-year period. As a percentage of net revenues, operating income was 6.1% and 10.6% for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively. Operating income decreased due to the factors described above.
VB Direct. For the thirteen weeks ended August 3, 2019, operating income in the VB Direct segment decreased $0.2 million, or 0.8%, to $22.1 million from $22.3 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 23.5% and 24.5% for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to new stores expenses, an increase in certain advertising expenses, and a decrease in gross margin as a percentage of net revenues as described above, partially offset by SG&A expense leverage associated with increased sales.

VB Indirect. For the thirteen weeks ended August 3, 2019, operating income in the VB Indirect segment decreased $1.6 million, or 18.9%, to $7.2 million from $8.8 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 35.8% and 39.1% for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense deleverage associated with lower sales and a decrease in gross margin as a percentage of net revenues as described above.
Pura Vida. For the thirteen weeks ended August 3, 2019, operating loss in the Pura Vida segment was $0.5 million. As a percentage of Pura Vida segment net revenues, operating loss in the Pura Vida segment was (10.1)%. These operating results included $1.0 million related to an inventory step-up adjustment and $0.4 million in intangible asset amortization expense. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For the thirteen weeks ended August 3, 2019, unallocated expenses increased $2.3 million, or 11.9%, to $21.4 million from $19.1 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to Pura Vida acquisition-related transaction costs of $1.9 million and certain professional fees and accelerated depreciation charges for the Company’s technology re-platforming.
Income Tax Expense
The effective tax rate for the thirteen weeks ended August 3, 2019, was 26.0%, compared to 24.4% for the thirteen weeks ended August 4, 2018. The year-over year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of executive compensation.
Net Income
For the thirteen weeks ended August 3, 2019, net income decreased $3.6 million to $5.7 million from $9.3 million in the comparable prior-year period due to the factors described above.
Net Loss Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended August 3, 2019, net loss attributable to redeemable noncontrolling interest was $0.1 million. This represents the allocation of the Pura Vida net loss to the noncontrolling interest. The net loss was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For the thirteen weeks ended August 3, 2019, net income attributable to Vera Bradley, Inc. decreased $3.4 million to $5.9 million from $9.3 million in the comparable prior-year period due to the factors described above.
Twenty-Six Weeks Ended August 3, 2019, Compared to Twenty-Six Weeks Ended August 4, 2018
Net Revenues
For the twenty-six weeks ended August 3, 2019, net revenues increased $10.6 million, or 5.3%, to $210.8 million, from $200.2 million in the comparable prior-year period.
VB Direct. For the twenty-six weeks ended August 3, 2019, net revenues in the VB Direct segment increased $8.9 million, or 5.7%, to $165.5 million, from $156.6 million in the comparable prior-year period. Our non-comparable stores contributed $4.9 million of revenue, which included five additional factory outlet stores opened in the current fiscal year, along with a comparable sales increase of $4.9 million, or 3.3%. The increase in comparable sales includes a 6.6% increase in e-commerce sales and a 2.4% increase in comparable store sales indicating that our customers are responding to both our innovative product and our targeted consumer engagement efforts.
VB Indirect. For the twenty-six weeks ended August 3, 2019, net revenues in the VB Indirect segment decreased $3.8 million, or 8.7%, to $39.9 million, from $43.7 million in the comparable prior-year period reflecting a reduction in orders and the number of specialty accounts.
Pura Vida. For the twenty-six weeks ended August 3, 2019, net revenues in the Pura Vida segment were $5.4 million which reflected activity since the acquisition on July 16, 2019. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.

Gross Profit
For the twenty-six weeks ended August 3, 2019, gross profit increased $3.4 million, or 3.0%, to $117.8 million, from $114.4 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 55.9% for the twenty-six weeks ended August 3, 2019, from 57.1% in the comparable prior-year period. The amortization $1.0 million of expense for an inventory step-up adjustment as a result of the Pura Vida acquisition negatively impacted gross profit as a percentage of net revenues by 0.5%. The remaining decrease as a percentage of net revenues was primarily due to the impact of Chinese tariffs and increased shipping costs, partially offset by improvement in full-price selling and sourcing and operational efficiencies.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended August 3, 2019, SG&A expenses increased $10.5 million, or 10.1%, to $115.0 million, from $104.5 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 54.6% for the twenty-six weeks ended August 3, 2019, from 52.2% in the comparable prior-year period. The increase in SG&A expenses for the twenty-six weeks ended August 3, 2019 was primarily due to Pura Vida operating expenses of $2.8 million; Pura Vida acquisition-related transaction costs of approximately $2.7 million; an increase in certain advertising and marketing expenses of approximately $2.2 million mostly as a result of timing; an increase of $2.0 million in expenses related to new factory outlet stores; and $0.6 million of certain professional fees and accelerated depreciation charges related to our information technology re-platforming. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, partially offset by SG&A expense leverage associated with increased sales.
Other Income
For the twenty-six weeks ended August 3, 2019, other income increased $0.7 million to $0.9 million compared to $0.2 million in the comparable prior-year period. The increase in other income was primarily due to a legal settlement.
Operating Income
For the twenty-six weeks ended August 3, 2019, operating income decreased $6.4 million to $3.7 million in the current-year period, from $10.1 million in the comparable prior-year period. As a percentage of net revenues, operating income was 1.8% and 5.0% for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. Operating income decreased due to the factors described above.
VB Direct. For the twenty-six weeks ended August 3, 2019, operating income in the VB Direct segment increased $0.9 million, or 3.0%, to $30.5 million from $29.6 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 18.4% and 18.9% for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to an increase in certain advertising expenses, new store expenses, and a decrease in gross margin as a percentage of net revenues as described above, partially offset by SG&A expense leverage associated with increased sales.
VB Indirect. For the twenty-six weeks ended August 3, 2019, operating income in the VB Indirect segment decreased $2.2 million, or 13.1%, to $14.9 million from $17.1 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 37.3% and 39.2% for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense deleverage associated with lower sales and a decrease in gross margin as a percentage of net revenues as described above.
Pura Vida. For the twenty-six weeks ended August 3, 2019, operating loss in the Pura Vida segment was $0.5 million. As a percentage of Pura Vida segment net revenues, operating loss in the Pura Vida segment was (10.1)%. These operating results included $1.0 million related to an inventory step-up adjustment and $0.4 million in intangible asset amortization expense. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For the twenty-six weeks ended August 3, 2019, unallocated expenses increased $4.5 million, or 12.3%, to $41.1 million from $36.6 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to Pura Vida acquisition-related transaction costs of $2.7 million, an increase in certain consulting charges, and certain professional fees and accelerated depreciation charges for the Company’s technology re-platforming.

Income Tax Expense
The effective tax rate for the twenty-six weeks ended August 3, 2019, was 26.8%, compared to 25.4% for the twenty-six weeks ended August 4, 2018. The year-over year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation and executive compensation.
Net Income
For the twenty-six weeks ended August 3, 2019, net income decreased $4.6 million to $3.3 million from $7.9 million in the comparable prior-year period due to the factors described above.
Net Loss Attributable to Redeemable Noncontrolling Interest
For the twenty-six weeks ended August 3, 2019, net loss attributable to redeemable noncontrolling interest was $0.1 million. This represents the allocation of the Pura Vida net loss to the noncontrolling interest. The net loss was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For the twenty-six weeks ended August 3, 2019, net income attributable to Vera Bradley, Inc. decreased $4.5 million to $3.4 million from $7.9 million in the comparable prior-year period due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which began on September 7, 2018. There were no borrowings under the Credit Agreement during the twenty-six weeks ended August 3, 2019, and there was no debt outstanding as of August 3, 2019. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
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
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of August 3, 2019 and February 2, 2019, these investments in our portfolio consisted of commercial paper and a money market fund.
Short-Term Investments. As of August 3, 2019 and February 2, 2019, short-term investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of February 2, 2019, also included U.S. treasury securities.
Long-Term Investments. As of August 3, 2019 and February 2, 2019, long-term investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and municipal securities with a maturity greater than one year from the balance sheet date. The balance as of August 3, 2019 also included other foreign securities.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$1,091	$16,610
Net cash used in investing activities	(61,412)	(230)
Net cash used in financing activities	(6,351)	(4,049)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; the effect of changes in assets and liabilities; and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities for the twenty-six weeks ended August 3, 2019, was $1.1 million compared to $16.6 million for the twenty-six weeks ended August 4, 2018. The decrease in cash provided by operating activities was primarily related to the change in inventories, which resulted in an $11.5 million use of cash, primarily as a result of accelerated inventory receipts, compared to a $1.3 million source of cash in the comparable prior-year period and a $4.6 million decrease in net income.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $61.4 million and $0.2 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. The increase in cash used in investing activities was primarily a result of the acquisition of a 75% interest in Pura Vida. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.
Capital expenditures for fiscal 2020 are expected to be approximately $13.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $6.4 million and $4.0 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. The increase in cash used in financing activities was primarily due to cash purchases of our common stock under the 2018 Share Repurchase Plan.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of August 3, 2019.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In addition to these policies, refer to Note 1 “Description of the Company and Basis of Presentation” and Note 3 “Leases” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company's lease accounting policy under the recently adopted Accounting Standards Codification Topic 842. In addition to leases, also refer to Note 1 for discussion regarding accounting policies for business combinations and redeemable noncontrolling interests.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019. With the exception of leases, business combinations, goodwill and intangible assets, and redeemable noncontrolling interests, there were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of August 3, 2019.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 3, 2019, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 3, 2019.
Other than the implementation of controls related to the accounting of the Pura Vida business combination and redeemable noncontrolling interest, and the related financial statement reporting, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.
On July 16, 2019, the Company completed its acquisition of a majority interest in Pura Vida. Pura Vida constitutes approximately 26% of total assets, 6% of total liabilities (excluding contingent consideration), and less than 5% of net revenues as of and for the thirteen and twenty-six weeks ended August 3, 2019. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into its system of internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded from the above assessment of the Company’s disclosure controls and procedures the disclosure controls and procedures of the acquired business that are subsumed by internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
Except for the items below, there has been no material change to our risk factors as previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
The Pura Vida acquisition may not be successful in achieving intended benefits and may disrupt current operations.
The Company acquired a majority interest in Creative Genius, Inc. or “Pura Vida,” on July 16, 2019. This acquisition, and as with most any business acquisition, poses a number of potential integration risks that may result in negative consequences to our business, financial condition, and results of operations. These risks include, but are not limited to:

•	failure of the business to perform as planned following the acquisition to achieve anticipated revenue or profitability targets;

•	the assimilation and retention of employees, including key employees;

•	higher than expected costs and/or a need to allocate resources to manage unexpected operating difficulties;

•	diversion of the attention and resources of management or other disruptions to current operations;

•	retaining key customers and suppliers;

•	retaining required regulatory approvals, licenses, and permits;

•	the assumption of liabilities of the acquired business not identified during due diligence; and

•	other unanticipated issues, expenses, and liabilities.

Prior to its acquisition, Pura Vida was a privately-held company and its new obligations from being part of a public company may require significant additional resources and management consideration.
Upon the completion of the Pura Vida acquisition, Pura Vida became a subsidiary of our consolidated Company and will need to comply with U.S. Generally Accepted Accounting Principles (“GAAP”), the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that Pura Vida establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting under U.S. GAAP, and such compliance efforts may be costly and may divert the attention of management. There are a number of processes, policies, procedures and functions that must be integrated, or enhanced at Pura Vida, particularly those related to the implementation of a SOX compliant control environment. The execution of these plans may lead to additional unanticipated costs and time delays that could negatively impact our business, financial condition, and results of operations.

Because a significant portion of Pura Vida’s total assets are represented by goodwill, indefinite-lived intangible assets, and definite-lived intangible assets, we could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.
We are using the purchase method of accounting to account for the acquisition of a majority interest in Pura Vida consummated on July 16, 2019. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The provisional purchase price allocation resulted in a preliminary goodwill value of $41.3 million and a preliminary value of $62.0 million related to other intangible assets. Refer to Note 12 within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information regarding the provisional purchase price allocation. When the combined company performs impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

The Put/Call Agreement between the Company, certain of its subsidiaries, and Creative Genius, Inc. may require us to purchase the remaining 25% interest in the Pura Vida business.
On July 16, 2019, as contemplated by the Interest Purchase Agreement, the Company and certain of its subsidiaries and the owners of the remaining twenty-five percent (25%) ownership interest in Pura Vida (the “Sellers”) which was not acquired by the Company (the “Remaining Pura Vida Interest”) entered into a Put/Call Agreement (the “Put/Call Agreement”). Pursuant to the Put/Call Agreement, and subject to the terms and conditions thereof, the Sellers have the right to sell all of the Remaining Pura Vida Interest to the Company, and the Company has the right to purchase all of the Remaining Pura Vida Interests from Sellers, in each case generally at any time following the fifth anniversary of the closing date of the transaction until the tenth anniversary thereof. In the event of a change in control of the Company, the parties may exercise a portion of their put and call rights prior to the fifth anniversary of the closing date (as defined in the Put/Call Agreement).
The execution of the Sellers right to require us to purchase the Remaining Pura Vida Interest may represent a significant financial obligation that could have a material adverse impact on our liquidity, results of operations, and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 29, 2018, the Company's board of directors approved a share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2018 Share Repurchase Program is scheduled to expire on December 14, 2020.
The Company purchased 196,507 shares at an average price of $11.34 per share, excluding commissions, for an aggregate amount of $2.2 million during the thirteen weeks ended August 3, 2019, under the 2018 Share Repurchase Program.
Details regarding the activity under the program during the thirteen weeks ended August 3, 2019 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
May 5, 2019 - June 1, 2019	54,400	$11.45	54,400	$43,629,533
June 2, 2019 - July 6, 2019	71,917	11.40	71,917	42,809,644
July 7, 2019 - August 3, 2019	70,190	11.18	70,190	42,025,068
	196,507	$11.34	196,507

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Interest Purchase Agreement dated July 16, 2019, among Vera Bradley Holdings, LLC; Creative Genius Holdings, Inc.; Creative Genius, Inc.; Griffin Thall; and Paul Goodman

10.2
Put/Call Agreement dated July 16, 2019, among Vera Bradley Holdings, LLC; Creative Genius Holdings, Inc.; Creative Genius Investments, Inc.; Griffin Thall; Paul Goodman; Vera Bradley Designs, Inc.; and Vera Bradley, Inc.

10.3	Second Amendment to Credit Agreement dated July 16, 2019, among Vera Bradley Designs, Inc., JP Morgan Chase Bank, N.A., and the lenders party thereto

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks ended August 3, 2019 and August 4, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks ended August 3, 2019 and August 4, 2018; (iii) Condensed Consolidated Balance Sheets as of August 3, 2019 and February 2, 2019; (iv) Condensed Consolidated Statements of Shareholders' Equity for the Thirteen and Twenty-Six Weeks ended August 3, 2019 and August 4, 2018; (v) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended August 3, 2019 and August 4, 2018, and (vi) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: September 11, 2019	/s/ John Enwright
John Enwright
Chief Financial Officer