Form 10-Q/A
period 2019-08-03
Vera Bradley, Inc.
filed 2019-09-13
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q/A
(Amendment No. 1)
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
None
(Former name, former address and former fiscal year, if changed since last report)
 ___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	VRA	NASDAQ Global Select Market
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

EXPLANATORY NOTE

Vera Bradley, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2019 (the “Form 10-Q Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 11, 2019, solely to file the First Amendment to Credit Agreement, dated June 19, 2019, among Vera Bradley Designs, Inc., JP Morgan Chase Bank, N.A., and the lenders party thereto as an exhibit to the Form 10-Q Filing, which was inadvertently omitted, and to update certain disclosures on the cover page of the Form 10-Q Filing. This amendment amends and restates in its entirety the cover page and Item 6 of Part II and, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, includes as exhibits new certifications by the Company’s principal executive officer and principal financial officer.

Except as expressly set forth herein, this amendment does not reflect events occurring after the date of the original Form 10-Q Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this amendment should be read in conjunction with the original Form 10-Q Filing and the Company’s other filings with the SEC.

PART II. OTHER INFORMATION
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

10.3	First Amendment to Credit Agreement dated June 19, 2019, among Vera Bradley Designs, Inc., JP Morgan Chase Bank, N.A., and the lenders party thereto

10.4	Second Amendment to Credit Agreement dated July 16, 2019, among Vera Bradley Designs, Inc., JP Morgan Chase Bank, N.A., and the lenders party thereto

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

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

Vera Bradley, Inc. (Registrant)

Date: September 13, 2019	/s/ John Enwright
John Enwright
Chief Financial Officer