Form 10-Q
period 2019-11-02
Vera Bradley, Inc.
filed 2019-12-11
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 33,642,427 shares of its common stock outstanding as of December 4, 2019.

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

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	November 2, 2019	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$25,999	$113,493
Short-term investments	9,410	19,381
Accounts receivable, net	26,960	15,604
Inventories	133,964	91,581
Income taxes receivable	3,705	809
Prepaid expenses and other current assets	11,305	11,600
Total current assets	211,343	252,468
Operating right-of-use assets	116,571	—
Property, plant, and equipment, net	75,561	77,951
Intangible assets, net	58,772	—
Goodwill	44,604	—
Long-term investments	13,437	23,735
Deferred income taxes	7,905	6,724
Other assets	3,833	1,270
Total assets	$532,026	$362,148
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,751	$14,595
Accrued employment costs	9,299	13,316
Short-term operating lease liabilities	22,162	—
Earn-out liability	21,901	—
Other accrued liabilities	14,889	13,482
Income taxes payable	884	2,163
Total current liabilities	93,886	43,556
Long-term operating lease liabilities	115,706	—
Other long-term liabilities	53	23,889
Total liabilities	209,645	67,445
Commitments and contingencies
Redeemable noncontrolling interest	30,333	—
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,515 and 41,283 shares issued and 33,710 and 34,347 shares outstanding, respectively	—	—
Additional paid-in-capital	98,450	95,572
Retained earnings	295,386	291,994
Accumulated other comprehensive income (loss)	96	(24)
Treasury stock	(101,884)	(92,839)
Total shareholders’ equity of Vera Bradley, Inc.	292,048	294,703
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$532,026	$362,148

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net revenues	$127,501	$97,688	$338,289	$297,904
Cost of sales	59,631	40,536	152,618	126,396
Gross profit	67,870	57,152	185,671	171,508
Selling, general, and administrative expenses	69,423	51,866	184,465	156,341
Other income	77	57	1,021	280
Operating (loss) income	(1,476)	5,343	2,227	15,447
Interest income, net	(133)	(175)	(955)	(677)
(Loss) income before income taxes	(1,343)	5,518	3,182	16,124
Income tax (benefit) expense	(361)	1,292	851	3,986
Net (loss) income	(982)	4,226	2,331	12,138
Less: Net loss attributable to redeemable noncontrolling interest	(1,121)	—	(1,257)	—
Net income attributable to Vera Bradley, Inc.	$139	$4,226	$3,588	$12,138

Basic weighted-average shares outstanding	33,907	35,219	34,104	35,431
Diluted weighted-average shares outstanding	34,114	35,496	34,355	35,654

Basic net income per share attributable to Vera Bradley, Inc.	$0.00	$0.12	$0.11	$0.34
Diluted net income per share attributable to Vera Bradley, Inc.	$0.00	$0.12	$0.10	$0.34
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net (loss) income	$(982)	$4,226	$2,331	$12,138
Unrealized (loss) gain on available-for-sale debt investments	(3)	(43)	121	(31)
Cumulative translation adjustment	(22)	9	(1)	2
Comprehensive (loss) income, net of tax	(1,007)	4,192	2,451	12,109
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(1,121)	—	(1,257)	—
Comprehensive income attributable to Vera Bradley, Inc.	$114	$4,192	$3,708	$12,109
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Permanent Equity
Balance at February 2, 2019	34,347,420	6,935,623	$95,572	$291,994	$(24)	$(92,839)	$294,703
Net loss	—	—	—	(2,405)	—	—	(2,405)
Translation adjustments	—	—	—	—	1	—	1
Unrealized gain on available-for-sale debt investments	—	—	—	—	132	—	132
Restricted shares vested, net of repurchase for taxes	183,346	—	(791)	—	—	—	(791)
Stock-based compensation	—	—	1,238	—	—	—	1,238
Treasury stock purchased	(284,088)	284,088	—	—	—	(2,908)	(2,908)
Cumulative adjustment for ASC 842 adoption	—	—	—	(196)	—	—	(196)
Balance at May 4, 2019	34,246,678	7,219,711	$96,019	$289,393	$109	$(95,747)	$289,774
Net income attributable to Vera Bradley, Inc.	—	—	—	5,854	—	—	5,854
Translation adjustments	—	—	—	—	20	—	20
Unrealized loss on available-for-sale debt investments	—	—	—	—	(8)	—	(8)
Restricted shares vested, net of repurchase for taxes	40,297	—	(316)	—	—	—	(316)
Stock-based compensation	—	—	1,255	—	—	—	1,255
Treasury stock purchased	(196,507)	196,507	—	—	—	(2,228)	(2,228)
Balance at August 3, 2019	34,090,468	7,416,218	$96,958	$295,247	$121	$(97,975)	$294,351
Net income attributable to Vera Bradley, Inc.	—	—	—	139	—	—	139
Translation adjustments	—	—	—	—	(22)	—	(22)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(3)	—	(3)
Restricted shares vested, net of repurchase for taxes	7,935	—	(47)	—	—	—	(47)
Stock-based compensation	—	—	1,539	—	—	—	1,539
Treasury stock purchased	(388,833)	388,833	—	—	—	(3,909)	(3,909)
Balance at November 2, 2019	33,709,570	7,805,051	$98,450	$295,386	$96	$(101,884)	$292,048

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(continued)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Permanent Equity
Balance at February 3, 2018	35,459,025	5,642,485	$91,192	$270,783	$(114)	$(76,578)	$285,283
Net loss	—	—	—	(1,370)	—	—	(1,370)
Translation adjustments	—	—	—	—	(4)	—	(4)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(45)	—	(45)
Restricted shares vested, net of repurchase for taxes	177,192	—	(522)	—	—	—	(522)
Stock-based compensation	—	—	899	—	—	—	899
Treasury stock purchased	—	—	—	—	—	—	—
Cumulative adjustment for ASC 606 adoption	—	—	—	454	—	—	454
Balance at May 5, 2018	35,636,217	5,642,485	$91,569	$269,867	$(163)	$(76,578)	$284,695
Net income	—	—	—	9,282	—	—	9,282
Translation adjustments	—	—	—	—	(3)	—	(3)
Unrealized gain on available-for-sale debt investments	—	—	—	—	57	—	57
Restricted shares vested, net of repurchase for taxes	897	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	1,714	—	—	—	1,714
Treasury stock purchased	(252,201)	252,201	—	—	—	(3,591)	(3,591)
Balance at August 4, 2018	35,384,913	5,894,686	$93,278	$279,149	$(109)	$(80,169)	$292,149
Net income	—	—	—	4,226	—	—	4,226
Translation adjustments	—	—	—	—	9	—	9
Unrealized loss on available-for-sale debt investments	—	—	—	—	(43)	—	(43)
Restricted shares vested, net of repurchase for taxes	2,652	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	1,084	—	—	—	1,084
Treasury stock purchased	(531,665)	531,665	—	—	—	(7,523)	(7,523)
Balance at November 3, 2018	34,855,900	6,426,351	$94,342	$283,375	$(143)	$(87,692)	$289,882

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities
Net income	$2,331	$12,138
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	13,856	12,402
Amortization of operating right-of-use assets	16,359	—
Amortization of intangible assets	2,884	—
Provision for doubtful accounts	97	154
Stock-based compensation	4,032	3,697
Deferred income taxes	(1,113)	540
Cash gain on investments	(178)	32
Accretion of earn-out liability	1,803	—
Amortization of step-up in inventory basis	7,230	—
Other non-cash charges, net	157	266
Changes in assets and liabilities:
Accounts receivable	(3,620)	(7,442)
Inventories	(21,970)	(8,688)
Prepaid expenses and other assets	(3,331)	1,074
Accounts payable	4,146	1,313
Income taxes	(4,175)	(443)
Operating lease liabilities, net	(18,727)	—
Accrued and other liabilities	(9,016)	(3,440)
Net cash (used in) provided by operating activities	(9,235)	11,603
Cash flows from investing activities
Purchases of property, plant, and equipment	(11,425)	(6,605)
Purchases of investments	(13,762)	(55,144)
Proceeds from maturities and sales of investments	34,209	55,209
Cash paid for business acquisition, net of cash acquired	(76,032)	—
Net cash used in investing activities	(67,010)	(6,540)
Cash flows from financing activities
Tax withholdings for equity compensation	(1,154)	(547)
Repurchase of common stock	(9,143)	(10,795)
Distributions to redeemable noncontrolling interest	(951)	—
Payments of debt-issuance costs	—	(160)
Net cash used in financing activities	(11,248)	(11,502)
Effect of exchange rate changes on cash and cash equivalents	(1)	2
Net decrease in cash and cash equivalents	(87,494)	(6,437)
Cash and cash equivalents, beginning of period	113,493	68,751
Cash and cash equivalents, end of period	$25,999	$62,314

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$6,166	$3,921
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of November 2, 2019 and November 3, 2018	$99	$319
Expenditures incurred but not yet paid as of February 2, 2019 and February 3, 2018	$197	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of November 2, 2019 and November 3, 2018	$391	$455
Expenditures incurred but not yet paid as of February 2, 2019 and February 3, 2018	$1,065	$1,183
Contingent consideration related to business acquisition	$20,098	$—
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

•
The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of November 2, 2019, the Company operated 91 full-line stores and 63 factory outlet stores.

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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended November 2, 2019, are not necessarily indicative of the results to be expected for the full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida beginning on July 17, 2019. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended November 2, 2019 and November 3, 2018, refer to the thirteen-week periods ended on those dates.

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
Operating lease liabilities are amortized based upon the effective interest method. Operating right-of-use assets are amortized based upon the straight-line lease expense less interest on the lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. Variable rent expense is recognized in the period incurred.
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
Goodwill and Other Intangible Assets
Upon an acquisition, the Company records the fair value of the identifiable intangible assets. As of November 2, 2019, these items consisted of the Pura Vida brand, customer relationships, and non-competition agreements. Assets that are determined to have an indefinite life, including goodwill and the Pura Vida Brand, are not amortized but are assessed for impairment at least annually or whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Definite-lived intangible assets, including customer relationships and non-competition agreements, are amortized over their estimated useful lives and are also subject to impairment testing, similar to the Company’s long-lived assets.
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
As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within its Condensed Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, is then made to adjust the noncontrolling interest to the higher of the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusts net income attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis. Refer to Note 13 herein for additional information regarding the redeemable noncontrolling interest.
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
The Company has operating leases at all of its retail stores; therefore, the adoption of this standard resulted in a material increase of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets. The opening balance of its operating lease liabilities was approximately $149 million and its operating right-of-use assets were approximately $126 million at transition on February 3, 2019. The Condensed Consolidated Statements of Cash Flows also had material presentation changes within operating activities upon adoption. The adoption of this standard had no impact on the Company's Condensed Consolidated Statements of Operations.
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
In January 2017 the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years (fiscal 2021). Early adoption is permitted. The Company early adopted this standard during the third quarter of fiscal 2020, with no impact on its consolidated financial statements.

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

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 (in thousands):

	Thirteen Weeks Ended
	November 2, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$33,178		$10,565		$—		$43,743
Travel	19,191		5,789		—		24,980
Accessories	17,575		4,785		24,469		46,829
Home	6,255		1,171		—		7,426
Other	2,198	(1)	1,777	(2)	548	(3)	4,523
Total net revenues	$78,397	(4)	$24,087	(5)	$25,017	(4)	$127,501

(1) Primarily includes net revenues from apparel/footwear, stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $23.1 million of net revenues related to product sales recognized at a point in time and $1.0 million of net revenues related to sales-based royalties recognized over time.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirteen Weeks Ended
	November 3, 2018
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment	Total
Product categories
Bags	$31,059		$11,224		$—	$42,283
Travel	18,425		5,830		—	24,255
Accessories	16,932		4,488		—	21,420
Home	5,369		952		—	6,321
Other	1,674	(1)	1,735	(2)	—	3,409
Total net revenues	$73,459	(3)	$24,229	(4)	$—	$97,688

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

	Thirty-Nine Weeks Ended
	November 2, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$100,527		$31,549		$—		$132,076
Travel	62,402		13,091		—		75,493
Accessories	54,622		12,952		29,689		97,263
Home	19,769		1,995		—		21,764
Other	6,593	(1)	4,384	(2)	716	(3)	11,693
Total net revenues	$243,913	(4)	$63,971	(5)	$30,405	(4)	$338,289

(1) Primarily includes net revenues from apparel/footwear, stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $61.1 million of net revenues related to product sales recognized at a point in time and $2.9 million of net revenues related to sales-based royalties recognized over time.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2018
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment	Total
Product categories
Bags	$95,853		$33,767		$—	$129,620
Travel	59,607		14,880		—	74,487
Accessories	52,872		13,071		—	65,943
Home	15,683		1,788		—	17,471
Other	5,997	(1)	4,386	(2)	—	10,383
Total net revenues	$230,012	(3)	$67,892	(4)	$—	$297,904

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
Contract Balances
Contract liabilities as of November 2, 2019 and February 2, 2019, were $2.5 million and $1.6 million, respectively. The balance as of November 2, 2019 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. The balance as of February 2, 2019 consisted of unearned revenue related to unredeemed gift cards and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company did not have contract assets as of November 2, 2019 and February 2, 2019.
The balance for accounts receivable from contracts with customers, net of allowances, as of November 2, 2019 and February 2, 2019, was $23.7 million and $14.1 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.4 million and $0.3 million as of November 2, 2019 and February 2, 2019, respectively.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of November 2, 2019.

3.	Leases
Nature of Leases
The Company has operating leases at all of its retail stores, as well as for its New York office, the California Pura Vida office, Asia sourcing office, and showrooms. The Company also has operating leases for certain equipment and storage spaces. The Company does not have residual value guarantees, restrictions, or covenants imposed by leases.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Determination of Lease Terms
Retail store leases have remaining terms of up to 10 years as of November 2, 2019. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases have remaining terms of up to seven years as of November 2, 2019. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of November 2, 2019.

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

Discount Rate
The weighted-average discount rate as of November 2, 2019, was 5.0%. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of November 2, 2019, the Company had a retail store lease which was executed, but it did not have control of the underlying asset; therefore, the lease liability and right-of-use asset is not recorded on its Condensed Consolidated Balance Sheets. This lease contains undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $2.4 million and has an approximate term of 10 years commencing in fiscal 2021.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended November 2, 2019 (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	November 2, 2019	November 2, 2019
Operating lease cost	$7,254	$21,621
Variable lease cost	2,189	6,954
Short-term lease cost	114	447
Total lease cost	$9,557	$29,022

The weighted-average remaining lease term as of November 2, 2019 was 5.9 years.

Supplemental operating cash flow information was as follows (in thousands):

Thirty-Nine Weeks Ended
November 2, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$24,451
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$7,021

Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of November 2, 2019 were as follows (in thousands):

Operating Leases
Fiscal 2020 (remaining three months)	$4,539
Fiscal 2021	31,612
Fiscal 2022	29,093
Fiscal 2023	24,881
Fiscal 2024	21,545
Thereafter	49,695
Total remaining obligations	161,365
Less: Interest	23,497
Present value of lease liabilities	$137,868

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator:
Net (loss) income	$(982)	$4,226	$2,331	$12,138
Less: Net loss attributable to redeemable noncontrolling interest	(1,121)	—	(1,257)	—
Net income attributable to Vera Bradley, Inc.	$139	$4,226	$3,588	$12,138

Denominator:
Weighted-average number of common shares (basic)	33,907	35,219	34,104	35,431
Dilutive effect of stock-based awards	207	277	251	223
Weighted-average number of common shares (diluted)	34,114	35,496	34,355	35,654

Net income per share attributable to Vera Bradley, Inc.:
Basic	$0.00	$0.12	$0.11	$0.34
Diluted	$0.00	$0.12	$0.10	$0.34
For the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of November 2, 2019 and February 2, 2019, approximated their fair values.
The following table details the fair value measurements of the Company's investments and contingent consideration as of November 2, 2019 and February 2, 2019 (in thousands):

	Level 1		Level 2		Level 3
	November 2, 2019	February 2, 2019	November 2, 2019	February 2, 2019	November 2, 2019	February 2, 2019
Cash equivalents(1)	$985	$2,169	$2,099	$6,493	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	3,269	5,769	—	—
Municipal securities	—	—	2,650	4,190	—	—
Commercial paper	—	—	1,978	498	—	—
Non-U.S. corporate debt securities	—	—	1,513	5,808	—	—
U.S. treasury securities	—	3,116	—	—	—	—
Long-term investments:
U.S. corporate debt securities	—	—	4,987	9,499	—	—
U.S. asset-backed securities	—	—	4,829	7,169	—	—
Non-U.S. corporate debt securities	—	—	2,401	4,675	—	—
Non-U.S. asset-backed securities	—	—	715	1,127	—	—
Other foreign securities	—	—	505	—	—	—
Municipal securities	—	—	—	1,265	—	—
Contingent consideration related to earn-out provision(2)	—	—	—	—	21,901	—

(1) Cash equivalents include commercial paper and a money market fund that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.

(2) Refer to Note 12 herein for additional information.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded no impairment for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018.
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. Refer to Note 12 herein for additional information on the methods used in the preliminary valuation of acquired intangible assets.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Any commitments made under the Credit Agreement mature on September 7, 2023.
As of November 2, 2019 and February 2, 2019, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

7.	Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended November 2, 2019, was 26.9%, compared to 23.4% for the thirteen weeks ended November 3, 2018. The year-over-year effective tax rate increase was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period.
The effective tax rate for the thirty-nine weeks ended November 2, 2019, was 26.7%, compared to 24.7% for the thirty-nine weeks ended November 3, 2018. The year-over-year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation and executive compensation.

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
Awards of Restricted Stock Units

During the thirteen weeks ended November 2, 2019, the Company granted 9,680 time-based restricted stock units with an aggregate fair value of $0.1 million to certain employees under the 2010 Equity and Incentive Plan compared to 15,948 time-based restricted stock units with an aggregate fair value of $0.2 million in the same period of the prior year.
During the thirty-nine weeks ended November 2, 2019, the Company granted 416,944 time-based and performance-based restricted stock units with an aggregate fair value of $5.4 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to a total of 491,162 time-based and performance-based restricted stock units with an aggregate fair value of $5.5 million granted in the same period of the prior year. The Company determined the fair value of the awards based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth a summary of restricted stock unit activity for the thirty-nine weeks ended November 2, 2019 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 2, 2019	473	$11.75	442	$11.38
Granted	246	12.94	171	13.10
Vested	(277)	12.32	(50)	19.62
Forfeited	(9)	13.19	(2)	9.90
Nonvested units outstanding at November 2, 2019	433	$12.03	561	$11.18
As of November 2, 2019, there was $6.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years, subject to meeting performance conditions.

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
In August of 2019, Vesi Incorporated (“Vesi”) filed suit against the Company in the U.S. District Court for the Southern District of Ohio related to the Company’s licensing business and alleging breach of fiduciary duty, unfair competition, defamation, and tortious interference with prospective business relationship. The complaint seeks damages in an amount not less than $10.0 million for punitive damages, attorney fees, prejudgment interest, and any other additional relief. The Company has denied any liability and intends to vigorously defend itself in the case. In November 2019, the Company filed a counterclaim against the principals of Vesi as personal guarantors for monies owed to the Company by Vesi. The cases are currently in discovery. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

10.	Common Stock
On November 29, 2018, the Company's board of directors approved a share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2018 Share Repurchase Program is scheduled to expire on December 14, 2020.
The Company purchased 388,833 shares at an average price of $10.05 per share, excluding commissions, for an aggregate amount of $3.9 million during the thirteen weeks ended November 2, 2019, under the 2018 Share Repurchase Program.
The Company purchased 869,428 shares at an average price of $10.40 per share, excluding commissions, for an aggregate amount of $9.0 million during the thirty-nine weeks ended November 2, 2019, there was $38.1 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of November 2, 2019, the Company held as treasury shares 7,805,051 shares of its common stock at an average price of $13.05 per share, excluding commissions, for an aggregate carrying amount of $101.9 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

11.	Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of November 2, 2019 and February 2, 2019, these investments in the Company's portfolio consisted of commercial paper and a money market fund.
Short-Term Investments
As of November 2, 2019 and February 2, 2019, short-term investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of February 2, 2019, also included U.S. treasury securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $9.4 million and $19.4 million in short-term investments as of November 2, 2019 and February 2, 2019, respectively. The following table summarizes the Company's short-term investments (in thousands):

	November 2, 2019	February 2, 2019
U.S. corporate debt securities	$3,269	$5,769
Municipal securities	2,650	4,190
Commercial paper	1,978	498
Non-U.S. corporate debt securities	1,513	5,808
U.S. treasury securities	—	3,116
Total short-term investments	$9,410	$19,381
Long-Term Investments
As of November 2, 2019 and February 2, 2019, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. and non-U.S. asset-backed securities with a maturity greater than one year from the balance sheet date. The balance as of November 2, 2019 also included other foreign securities and the balance as of February 2, 2019 included municipal securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $13.4 million and $23.7 million in long-term investments as of November 2, 2019 and February 2, 2019, respectively. The following table summarizes the Company's long-term investments (in thousands):

	November 2, 2019	February 2, 2019
U.S. corporate debt securities	$4,987	$9,499
U.S. asset-backed securities	4,829	7,169
Non-U.S. corporate debt securities	2,401	4,675
Non-U.S. asset-backed securities	715	1,127
Other foreign securities	505	—
Municipal securities	—	1,265
Total long-term investments	$13,437	$23,735
There were no material gross unrealized gains or losses on available-for-sale debt securities as of November 2, 2019 and February 2, 2019.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12.	Acquisition of Pura Vida
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. or “Pura Vida” (the “Transaction”) in exchange for cash consideration of approximately $75 million. During the third quarter of fiscal 2020, the Company provided additional cash consideration of approximately $3.0 million for a working capital adjustment. Additional measurement period adjustments were recorded for conditions that existed as of the acquisition date. Pura Vida, based in La Jolla, California, is a rapidly growing, digitally native, and highly engaging lifestyle brand that deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. The Company believes that the acquisition will strengthen the Company by providing increased product diversification and future growth opportunities partially as a result of resource and knowledge-sharing.
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment is recorded as an earn-out liability on the Company's Condensed Consolidated Balance Sheets at its fair value of $21.9 million. The maximum payout of this contingent payment is $22.5 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. Pre-tax Transaction costs totaled $2.7 million for the thirty-nine weeks ended November 2, 2019. There were no transaction costs during the thirteen weeks ended November 2, 2019. These costs are recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and within corporate unallocated expenses.
On July 16, 2019, as contemplated by the Interest Purchase Agreement, the Company and certain of its subsidiaries and the owners of the remaining twenty-five percent (25%) ownership interest in Pura Vida which was not acquired by the Company entered into a Put/Call Agreement.
The following preliminary schedule summarizes the consideration paid for Pura Vida, the fair value of the assets acquired and liabilities assumed, the fair value of the noncontrolling interest, and the fair value of the contingent consideration related to the earn-out provision. The accounting for the acquisition is preliminary as the Company has not yet finalized the valuation of the aforementioned items.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

in thousands	Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$1,495		$1,495
Accounts receivable, net(5)	8,673		8,673
Inventories(1)	27,643		27,643
Prepaid expenses and other current assets	1,537		1,537
Operating right of use asset	1,250		1,250
Property, plant, and equipment, net	751		751
Goodwill(2)	41,310	3,294	44,604
Intangible asset, brand(3)	36,668		36,668
Other intangible assets(4)	25,283	(295)	24,988
Total assets acquired	144,610	2,999	147,609

Accounts payable	6,818		6,818
Accrued employment costs	2,351		2,351
Other accrued liabilities(5)	6,637		6,637
Operating lease liability	1,659	(22)	1,637
Total liabilities assumed	17,465	(22)	17,443

Less:
Contingent consideration related to earn-out provision(6)	(20,854)	756	(20,098)
Redeemable noncontrolling interest	(31,786)	(755)	(32,541)
Cash acquired	(1,495)		(1,495)

Total closing consideration amount, net of cash acquired	$73,010	$3,022	$76,032

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

The operations of Pura Vida are recorded in the Company's Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ending November 2, 2019, beginning on July 17, 2019, which represents the first full day following the acquisition. As such, the Company's financial statements are not comparable with the prior-year period presented. Refer to Note 16 herein for segment-level financial information associated with Pura Vida. The

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

following pro forma financial information is intended to provide a sense for what the Company's operating results may have been if the Pura Vida acquisition had occurred at the beginning of fiscal 2019. The pro forma financial information is not indicative of the results that would have been reflected had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future results. The financial information includes expense related to supplemental officer wages and fully indemnified state sales tax matters for time periods before the acquisition date. The Company does not expect these items to have a continuing impact on its consolidated financial statements. The following adjustments have been made:

•	Short-term purchase accounting items, such as the inventory step-up adjustment and earn-out liability accretion expense, have been excluded due to their non-recurring nature;

•	Definite-lived intangible amortization that exceeds one year has been reflected as if it occurred at the beginning of fiscal 2019;

•	Transaction costs have been excluded; and

•	Tax expense has been estimated at a statutory rate of 25.0%.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
in thousands, except per share data	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Pro forma net revenues	$133,109	$115,643	$382,199	$342,371
Pro forma net income	6,042	4,338	10,290	10,471
Pro forma net income attributable to Vera Bradley, Inc.	5,324	4,277	10,063	10,970

Pro forma basic net income per share attributable to Vera Bradley, Inc.	$0.16	$0.12	$0.30	$0.31
Pro forma diluted net income per share attributable to Vera Bradley, Inc.	$0.16	$0.12	$0.29	$0.31

13.	Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Note 1 herein for additional information.
Changes in redeemable noncontrolling interest for the thirteen and thirty-nine weeks ended November 2, 2019, were as follows (in thousands):

Balance at February 2, 2019 and May 4, 2019	—
Fair value of noncontrolling interest at acquisition	31,786
Net loss attributable to redeemable noncontrolling interest	(136)
Balance at August 3, 2019	$31,650
Fair value measurement period adjustment	755
Net loss attributable to redeemable noncontrolling interest	(1,121)
Distribution to redeemable noncontrolling interest	(951)
Balance at November 2, 2019	$30,333

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

14.	Intangible Assets and Goodwill
The following table details the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida. The comparable prior-year period did not include intangible assets or goodwill. The valuation of the intangible assets and goodwill is preliminary and additional adjustments may be reflected during the measurement period.

	November 2, 2019
in thousands	Gross Basis	Measurement Period Adjustment	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,495	(295)	$2,838	$21,362
Non-competition Agreements	788	—	46	742
Total definite-lived intangible assets	25,283	(295)	2,884	22,104

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	—	36,668

Total intangible assets, excluding goodwill	$61,951	$(295)	$2,884	$58,772

(1) Amortization expense is recorded within the Pura Vida segment.
The provisional weighted-average amortization period for the definite-lived intangible assets in total is 3.6 years. The provisional weighted-average amortization period is 3.6 years and 5.0 years for customer relationships and non-competition agreements, respectively. The provisional amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2020 (remaining three months)	$2,472
Fiscal 2021	9,006
Fiscal 2022	3,073
Fiscal 2023	3,073
Fiscal 2024	3,072
Thereafter	1,408
Total	$22,104
The total amount of the provisional goodwill as of November 2, 2019, was $44.6 million recorded within the Pura Vida segment upon acquisition. Goodwill is expected to be deductible for tax purposes, limited to the Company's 75% majority ownership interest. Refer to Notes 1 and 12 herein for addition information regarding goodwill. Changes in goodwill for the thirteen and thirty-nine weeks ended November 2, 2019, were as follows (in thousands):

Balance at February 2, 2019 and May 4, 2019	—
Goodwill at acquisition	41,310
Balance at August 3, 2019	$41,310
Measurement period adjustment	3,294
Balance at November 2, 2019	$44,604

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

15.	Inventories
The components of inventories were as follows:

	November 2, 2019	February 2, 2019
Raw materials(1)	$3,838	$—
Finished goods	130,126	91,581
Total inventories	$133,964	$91,581
(1) Relates solely to Pura Vida operations.

16.	Segment Reporting
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Segment net revenues:
VB Direct	$78,397	$73,459	$243,913	$230,012
VB Indirect	24,087	24,229	63,971	67,892
Pura Vida	25,017	—	30,405	—
Total	$127,501	$97,688	$338,289	$297,904
Segment operating income (loss):
VB Direct	$14,675	$14,259	$45,172	$43,867
VB Indirect	9,324	10,075	24,193	27,186
Pura Vida	(4,483)	—	(5,025)	—
Total	$19,516	$24,334	$64,340	$71,053
Reconciliation:
Segment operating income	$19,516	$24,334	$64,340	$71,053
Less:
Unallocated corporate expenses	(20,992)	(18,991)	(62,113)	(55,606)
Operating (loss) income	$(1,476)	$5,343	$2,227	$15,447

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and thirty-nine weeks ended November 2, 2019, are not necessarily indicative of the results to be expected for the full fiscal year.
Executive Summary
Below is a summary of our strategic progress and financial results for the third quarter of fiscal 2020:
Strategic Progress

•	We achieved comparable sales growth of 4.7%, indicating that our customers are responding to both our innovative product and targeted consumer engagement efforts.

•
We strengthened our store base by relocating and expanding our factory outlet stores in Destin, Florida and Branson, Missouri, respectively. These stores are among our highest volume stores. We also opened a factory outlet store in Locust Grove, Georgia and closed three underperforming full-line stores.

•	We are continuing to partially mitigate the impact of Chinese tariffs through sourcing and pricing efforts, as well as reducing our reliance on China production.

•
We continued the process of re-platforming our Enterprise Resource Planning (“ERP”) and other key information systems to become more streamlined, nimble, and efficient in our technology and business processes.

Financial Summary (all comparisons are to the third quarter of fiscal 2019)

•	Net revenues increased 30.5% to $127.5 million. This increase includes $25.0 million related to Pura Vida segment sales.

•	Vera Bradley Direct (“VB Direct”) segment sales increased 6.7% to $78.4 million.

•	Vera Bradley Indirect segment (“VB Indirect”) sales decreased 0.6% to $24.1 million.

•
Gross profit was $67.9 million, or 53.2% of net revenue. Gross profit included $6.2 million, or 4.9% of net revenue, of amortization expense for the step-up in inventory basis related to the Pura Vida acquisition.

•
Operating loss was $1.5 million and net income attributable to Vera Bradley, Inc. was $0.1 million, or $0.00 per diluted share. Operating loss included Pura Vida purchase accounting charges of $10.5 million and charges of $1.1 million related to the Company's technology-related re-platforming.

•	Capital expenditures for the thirteen weeks totaled $3.3 million.

•	Cash and cash equivalents and investments were $48.8 million at November 2, 2019.

•	We had no debt as of November 2, 2019.
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

Comparable Sales
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are not currently included within comparable sales, but will be considered comparable sales once reflected in the Company’s operations for 12 full fiscal months. Comparable store sales are calculated based solely upon stores that have been open for at least 12 full fiscal months. Remodeled stores are included in both comparable sales and comparable store sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Fiscal 2019 comparable sales do not adjust for the shift in weeks during the period associated with the 53rd week in fiscal 2018. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales and comparable store sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales.
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
Net (loss) Income
Net (loss) income is equal to operating (loss) income plus net interest income less income taxes.
Net Loss Attributable to Redeemable Noncontrolling Interest
Net loss attributable to redeemable noncontrolling interest represents the operating results of Pura Vida that are not attributable to Vera Bradley, Inc.
Net Income Attributable to Vera Bradley, Inc.
Net income attributable to Vera Bradley, Inc. is equal to net income less net loss attributable to redeemable noncontrolling interest.
Pura Vida Acquisition
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. which also operates under the name Pura Vida Bracelets (“Pura Vida”) (the “Transaction”) in exchange for cash consideration of approximately $75 million. During the third quarter of fiscal 2020, the Company provided additional cash consideration of approximately $3.0 million for a working capital adjustment. In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction.
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
Leases
We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, beginning in the first quarter of fiscal 2020 using the modified retrospective adoption method. The adoption of this standard impacted fiscal 2020 beginning retained earnings by $0.2 million. As a result of the adoption of ASC Topic 842 using the modified retrospective method, the financial statements from the prior-year period are not reported under ASC Topic 842 which affects the comparability of the Condensed Consolidated Financial Statements. The primary impact from the adoption of the standard is the addition of right-of-use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheet. The Condensed Consolidated Statements of Cash Flows also had material presentation changes within operating activities upon adoption. The adoption of this standard had no impact on the Condensed Consolidated Statements of Operations.
Refer to Notes 1 and 3 to the Notes to the Condensed Consolidated Financial Statements herein for additional information.

Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Statement of Operations Data:
Net revenues	$127,501	$97,688	$338,289	$297,904
Cost of sales	59,631	40,536	152,618	126,396
Gross profit	67,870	57,152	185,671	171,508
Selling, general, and administrative expenses	69,423	51,866	184,465	156,341
Other income	77	57	1,021	280
Operating (loss) income	(1,476)	5,343	2,227	15,447
Interest income, net	(133)	(175)	(955)	(677)
(Loss) income before income taxes	(1,343)	5,518	3,182	16,124
Income tax (benefit) expense	(361)	1,292	851	3,986
Net (loss) income	(982)	4,226	2,331	12,138
Less: Net loss attributable to redeemable noncontrolling interest	(1,121)	—	(1,257)	—
Net income attributable to Vera Bradley, Inc.	$139	$4,226	$3,588	$12,138
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.8%	41.5%	45.1%	42.4%
Gross profit	53.2%	58.5%	54.9%	57.6%
Selling, general, and administrative expenses	54.4%	53.1%	54.5%	52.5%
Other income	0.1%	0.1%	0.3%	0.1%
Operating (loss) income	(1.2)%	5.5%	0.7%	5.2%
Interest income, net	(0.1)%	(0.2)%	(0.3)%	(0.2)%
(Loss) income before income taxes	(1.1)%	5.6%	0.9%	5.4%
Income tax (benefit) expense	(0.3)%	1.3%	0.3%	1.3%
Net (loss) income	(0.8)%	4.3%	0.7%	4.1%
Less: Net loss attributable to redeemable noncontrolling interest	(0.9)%	—%	(0.4)%	—%
Net income attributable to Vera Bradley, Inc.	0.1%	4.3%	1.1%	4.1%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net Revenues by Segment:
VB Direct	$78,397	$73,459	$243,913	$230,012
VB Indirect	24,087	24,229	63,971	67,892
Pura Vida	25,017	—	30,405	—
Total	$127,501	$97,688	$338,289	$297,904
Percentage of Net Revenues by Segment:
VB Direct	61.5%	75.2%	72.1%	77.2%
VB Indirect	18.9%	24.8%	18.9%	22.8%
Pura Vida	19.6%	—%	9.0%	—%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Operating Income (Loss) by Segment:
VB Direct	$14,675	$14,259	$45,172	$43,867
VB Indirect	9,324	10,075	24,193	27,186
Pura Vida	(4,483)	—	(5,025)	—
Less: Corporate unallocated	(20,992)	(18,991)	(62,113)	(55,606)
Total	$(1,476)	$5,343	$2,227	$15,447
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	18.7%	19.4%	18.5%	19.1%
VB Indirect	38.7%	41.6%	37.8%	40.0%
Pura Vida	(17.9)%	—%	(16.5)%	—%
Store Data (1):
Total stores opened during period	1	—	6	6
Total stores closed during period	(3)	(2)	(8)	(7)
Total stores open at end of period	154	159	154	159
Comparable sales (including e-commerce) increase (decrease) (2)	4.7%	(16.5)%	3.8%	(9.9)%
Total gross square footage at end of period (all stores)	391,888	383,504	391,888	383,504
Average net revenues per gross square foot (3)	$153	$143	$477	$452

(1)	Includes Vera Bradley full-line and factory outlet stores.

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

Thirteen Weeks Ended November 2, 2019, Compared to Thirteen Weeks Ended November 3, 2018
Net Revenues
For the thirteen weeks ended November 2, 2019, net revenues increased $29.8 million, or 30.5%, to $127.5 million, from $97.7 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended November 2, 2019, net revenues in the VB Direct segment increased $4.9 million, or 6.7%, to $78.4 million, from $73.5 million in the comparable prior-year period. Our comparable sales increased $3.3 million, or 4.7%. The increase in comparable sales includes a 6.9% increase in e-commerce sales and a 4.0% increase in comparable store sales indicating that our customers are responding to both our innovative product and our targeted consumer engagement efforts. Our non-comparable stores contributed $1.6 million of revenue, which included six additional factory outlet stores opened in the current fiscal year.
VB Indirect. For the thirteen weeks ended November 2, 2019, net revenues in the Indirect segment decreased $0.1 million, or 0.6%, to $24.1 million, from $24.2 million in the comparable prior-year period reflecting a reduction in orders and the number of department store accounts, which was nearly offset by the timing of certain revenues (planned for the second quarter but realized in the third quarter).
Pura Vida. For the thirteen weeks ended November 2, 2019, net revenues in the Pura Vida segment were $25.0 million. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.
Gross Profit
For the thirteen weeks ended November 2, 2019, gross profit increased $10.7 million, or 18.8%, to $67.9 million, from $57.2 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 53.2% for the thirteen weeks ended November 2, 2019, from 58.5% in the comparable prior-year period. The amortization of $6.2 million of expense for an inventory step-up adjustment as a result of the Pura Vida acquisition negatively impacted gross profit as a percentage of net revenues by 4.9%. The remaining decrease as a percentage of net revenues was primarily due to the impact of U.S. tariffs on goods from China and increased shipping costs, partially offset by improvement in full-price selling and sourcing and operational efficiencies.
Selling, General, and Administrative Expenses
For the thirteen weeks ended November 2, 2019, SG&A expenses increased $17.5 million, or 33.9%, to $69.4 million, from $51.9 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 54.4% for the thirteen weeks ended November 2, 2019, from 53.1% in the comparable prior-year period. The increase in SG&A expenses for the thirteen weeks ended November 2, 2019 was primarily due to Pura Vida operating expenses of $11.4 million; Pura Vida intangible asset amortization of approximately $2.5 million; $1.8 million of expense associated with accretion of the earn-out liability; $1.1 million of certain professional fees and accelerated depreciation charges related to our information technology re-platforming; and $0.9 million related to new factory outlet stores. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, partially offset by SG&A expense leverage associated with increased sales.
Other Income
For the thirteen weeks ended November 2, 2019, other income was $0.1 million, consistent with the comparable prior-year period.
Operating (Loss) Income
For the thirteen weeks ended November 2, 2019, operating (loss) income decreased $6.8 million to $(1.5) million in the current-year period, from $5.3 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (1.2)% and 5.5% for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively. Operating (loss) income decreased due to the factors described above.
VB Direct. For the thirteen weeks ended November 2, 2019, operating income in the VB Direct segment increased $0.4 million, or 2.9%, to $14.7 million from $14.3 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 18.7% and 19.4% for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to new store expenses, certain professional fees and accelerated depreciation charges related to our information technology re-platforming, and a decrease in gross margin as a percentage of net revenues as described above, partially offset by SG&A expense leverage associated with increased sales.

VB Indirect. For the thirteen weeks ended November 2, 2019, operating income in the VB Indirect segment decreased $0.8 million, or 7.5%, to $9.3 million from $10.1 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 38.7% and 41.6% for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense deleverage associated with lower sales and a decrease in gross margin as a percentage of net revenues as described above.
Pura Vida. For the thirteen weeks ended November 2, 2019, operating loss in the Pura Vida segment was $4.5 million, or (17.9)% of Pura Vida segment net revenues. These operating results included an expense of $6.2 million related to an inventory step-up adjustment and $2.5 million of intangible asset amortization expense. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For the thirteen weeks ended November 2, 2019, unallocated expenses increased $2.0 million, or 10.5%, to $21.0 million from $19.0 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to expense associated with the accretion of the earn-out liability related to the Pura Vida acquisition of $1.8 million and certain professional fees and accelerated depreciation charges for the Company’s technology re-platforming.
Income Tax (Benefit) Expense
The effective tax rate for the thirteen weeks ended November 2, 2019, was 26.9%, compared to 23.4% for the thirteen weeks ended November 3, 2018. The year-over year effective tax rate increase was primarily due to the relative impact of discrete items in the current-year period compared to the prior-year period.
Net (Loss) Income
For the thirteen weeks ended November 2, 2019, net (loss) income decreased $5.2 million to $(1.0) million from $4.2 million in the comparable prior-year period due to the factors described above.
Net Loss Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended November 2, 2019, net loss attributable to redeemable noncontrolling interest was $1.1 million. This represents the allocation of the Pura Vida net loss to the noncontrolling interest. The net loss was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For the thirteen weeks ended November 2, 2019, net income attributable to Vera Bradley, Inc. decreased $4.1 million to $0.1 million from $4.2 million in the comparable prior-year period due to the factors described above.
Thirty-Nine Weeks Ended November 2, 2019, Compared to Thirty-Nine Weeks Ended November 3, 2018
Net Revenues
For the thirty-nine weeks ended November 2, 2019, net revenues increased $40.4 million, or 13.6%, to $338.3 million, from $297.9 million in the comparable prior-year period.
VB Direct. For the thirty-nine weeks ended November 2, 2019, net revenues in the VB Direct segment increased $13.9 million, or 6.0%, to $243.9 million, from $230.0 million in the comparable prior-year period. Our comparable sales increased $8.2 million, or 3.8%. The increase in comparable sales includes a 6.7% increase in e-commerce sales and a 2.9% increase in comparable store sales indicating that our customers are responding to both our innovative product and our targeted consumer engagement efforts. Our non-comparable stores contributed $6.4 million of revenue, which included six additional factory outlet stores opened in the current fiscal year.
VB Indirect. For the thirty-nine weeks ended November 2, 2019, net revenues in the VB Indirect segment decreased $3.9 million, or 5.8%, to $64.0 million, from $67.9 million in the comparable prior-year period reflecting a reduction in orders and the number of department store accounts.
Pura Vida. For the thirty-nine weeks ended November 2, 2019, net revenues in the Pura Vida segment were $30.4 million which reflected activity since the acquisition on July 16, 2019. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.

Gross Profit
For the thirty-nine weeks ended November 2, 2019, gross profit increased $14.2 million, or 8.3%, to $185.7 million, from $171.5 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 54.9% for the thirty-nine weeks ended November 2, 2019, from 57.6% in the comparable prior-year period. The amortization of $7.2 million of expense for an inventory step-up adjustment as a result of the Pura Vida acquisition negatively impacted gross profit as a percentage of net revenues by 2.1%. The remaining decrease as a percentage of net revenues was primarily due to the impact of U.S. tariffs on goods from China and increased shipping costs, partially offset by improvement in full-price selling and sourcing and operational efficiencies.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended November 2, 2019, SG&A expenses increased $28.2 million, or 18.0%, to $184.5 million, from $156.3 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 54.5% for the thirty-nine weeks ended November 2, 2019, from 52.5% in the comparable prior-year period. The increase in SG&A expenses for the thirty-nine weeks ended November 2, 2019 was primarily due to Pura Vida operating expenses of $13.8 million; Pura Vida acquisition-related charges of approximately $7.4 million including intangible asset amortization, acquisition-related transaction costs, and expense associated with accretion of the earn-out liability; an increase of $2.9 million in expenses related to new factory outlet stores; $1.8 million of certain professional fees and accelerated depreciation charges related to our information technology re-platforming; and an increase in certain advertising and marketing expenses of approximately $1.4 million. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, partially offset by SG&A expense leverage associated with increased sales.
Other Income
For the thirty-nine weeks ended November 2, 2019, other income increased $0.7 million to $1.0 million compared to $0.3 million in the comparable prior-year period. The increase in other income was primarily due to a legal settlement.
Operating Income
For the thirty-nine weeks ended November 2, 2019, operating income decreased $13.2 million to $2.2 million in the current-year period, from $15.4 million in the comparable prior-year period. As a percentage of net revenues, operating income was 0.7% and 5.2% for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. Operating income decreased due to the factors described above.
VB Direct. For the thirty-nine weeks ended November 2, 2019, operating income in the VB Direct segment increased $1.3 million, or 3.0%, to $45.2 million from $43.9 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 18.5% and 19.1% for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to an increase in new store expenses, certain advertising expenses, certain professional fees and accelerated depreciation charges for the Company’s technology re-platforming, and a decrease in gross margin as a percentage of net revenues as described above, partially offset by SG&A expense leverage associated with increased sales.
VB Indirect. For the thirty-nine weeks ended November 2, 2019, operating income in the VB Indirect segment decreased $3.0 million, or 11.0%, to $24.2 million from $27.2 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 37.8% and 40.0% for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense deleverage associated with lower sales and a decrease in gross margin as a percentage of net revenues as described above.
Pura Vida. For the thirty-nine weeks ended November 2, 2019, operating loss in the Pura Vida segment was $5.0 million, or (16.5)% of Pura Vida segment net revenues. These operating results included $7.2 million related to an inventory step-up adjustment and $2.9 million of intangible asset amortization expense. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For the thirty-nine weeks ended November 2, 2019, unallocated expenses increased $6.5 million, or 11.7%, to $62.1 million from $55.6 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to Pura Vida acquisition-related transaction costs of $2.7 million, expense associated with the accretion of the earn-out liability related to the Pura Vida acquisition of $1.8 million, an increase in certain consulting charges, and certain professional fees and accelerated depreciation charges for the Company’s technology re-platforming.

Income Tax Expense
The effective tax rate for the thirty-nine weeks ended November 2, 2019, was 26.7%, compared to 24.7% for the thirty-nine weeks ended November 3, 2018. The year-over year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of tax shortfalls from stock-based compensation and executive compensation.
Net Income
For the thirty-nine weeks ended November 2, 2019, net income decreased $9.8 million to $2.3 million from $12.1 million in the comparable prior-year period due to the factors described above.
Net Loss Attributable to Redeemable Noncontrolling Interest
For the thirty-nine weeks ended November 2, 2019, net loss attributable to redeemable noncontrolling interest was $1.3 million. This represents the allocation of the Pura Vida net loss to the noncontrolling interest. The net loss was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For the thirty-nine weeks ended November 2, 2019, net income attributable to Vera Bradley, Inc. decreased $8.5 million to $3.6 million from $12.1 million in the comparable prior-year period due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which began on September 7, 2018. There were no borrowings under the Credit Agreement during the thirty-nine weeks ended November 2, 2019, and there was no debt outstanding as of November 2, 2019. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
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
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of November 2, 2019 and February 2, 2019, these investments in our portfolio consisted of commercial paper and a money market fund.
Short-Term Investments. As of November 2, 2019 and February 2, 2019, short-term investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, and commercial paper with a maturity within one year of the balance sheet date. The balance as of February 2, 2019, also included U.S. treasury securities.
Long-Term Investments. As of November 2, 2019 and February 2, 2019, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. and non-U.S. asset-backed securities with a maturity greater than one year from the balance sheet date. The balance as of November 2, 2019 also included other foreign securities and the balance as of February 2, 2019 included municipal securities.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Net cash (used in) provided by operating activities	$(9,235)	$11,603
Net cash used in investing activities	(67,010)	(6,540)
Net cash used in financing activities	(11,248)	(11,502)
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
Net cash used in operating activities for the thirty-nine weeks ended November 2, 2019, was $9.2 million compared to net cash provided by operating activities of $11.6 million for the thirty-nine weeks ended November 3, 2018. The decrease in cash provided by operating activities was primarily related to the change in inventories and accrued and other liabilities. The change in inventories resulted in a $22.0 million use of cash, primarily as a result of accelerated inventory receipts, compared to a $8.7 million source of cash in the comparable prior-year period. The change in accrued and other liabilities resulted in a $9.0 million use of cash compared to $3.4 million in the comparable prior-year period primarily due to timing of expenses and Pura Vida activity.
Net Cash Used in Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $67.0 million and $6.5 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The increase in cash used in investing activities was primarily a result of the acquisition of a 75% interest in Pura Vida partially offset by net investment activity. Refer to Note 12 herein for additional information regarding the Pura Vida acquisition.
Capital expenditures for fiscal 2020 are expected to be approximately $13.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $11.2 million and $11.5 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The decrease in cash used in financing activities was primarily due lower cash purchases of our common stock under the 2018 Share Repurchase Plan compared to the prior-year period.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of November 2, 2019.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019. With the exception of leases, business combinations, goodwill and intangible assets, and redeemable noncontrolling interests, there were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of November 2, 2019.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of November 2, 2019, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 2, 2019.
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
On July 16, 2019, the Company completed its acquisition of a majority interest in Pura Vida. Pura Vida constitutes approximately 26% of total assets and 6% of total liabilities (excluding contingent consideration) as of November 2, 2019, and less than 20% and approximately 9% of net revenues for the thirteen and thirty-nine weeks ended November 2, 2019, respectively. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into its system of internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded from the above assessment of the Company’s disclosure controls and procedures the disclosure controls and procedures of the acquired business that are subsumed by internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In August of 2019, Vesi Incorporated (“Vesi”) filed suit against the Company in the U.S. District Court for the Southern District of Ohio related to the Company’s licensing business and alleging breach of fiduciary duty, unfair competition, defamation, and tortious interference with prospective business relationship. The complaint seeks damages in an amount not less than $10.0 million for punitive damages, attorney fees, prejudgment interest, and any other additional relief. The Company has denied any liability and intends to vigorously defend itself in the case. In November 2019, the Company filed a counterclaim against the principals of Vesi as personal guarantors for monies owed to the Company by Vesi. The cases are currently in discovery. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

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
Upon the completion of the Pura Vida acquisition, Pura Vida became a subsidiary of our consolidated Company and will need to comply with U.S. Generally Accepted Accounting Principles (“GAAP”), the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that Pura Vida establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting under U.S. GAAP, and such compliance efforts may be costly and may divert the attention of management. There are a number of processes, policies, procedures, and functions that must be integrated, or enhanced at Pura Vida, particularly those related to the implementation of a SOX compliant control environment. The execution of these plans may lead to additional unanticipated costs and time delays that could negatively impact our business, financial condition, and results of operations.

Because a significant portion of Pura Vida’s total assets are represented by goodwill, indefinite-lived intangible assets, and definite-lived intangible assets, we could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.
We are using the purchase method of accounting to account for the acquisition of a majority interest in Pura Vida consummated on July 16, 2019. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The provisional purchase price allocation resulted in a preliminary goodwill value of $44.6 million and a preliminary value of $61.7 million related to other intangible assets. Refer to Note 12 within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information regarding the provisional purchase price allocation. When the combined company performs impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

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
The Company purchased 388,833 shares at an average price of $10.05 per share, excluding commissions, for an aggregate amount of $3.9 million during the thirteen weeks ended November 2, 2019, under the 2018 Share Repurchase Program.
Details regarding the activity under the program during the thirteen weeks ended November 2, 2019 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
August 4, 2019 - August 31, 2019	87,192	$10.37	87,192	$41,120,594
September 1, 2019 - October 5, 2019	189,894	9.66	189,894	39,285,941
October 6, 2019 - November 2, 2019	111,747	10.47	111,747	38,115,675
	388,833	$10.05	388,833

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101
The following materials from Vera Bradley, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks ended November 2, 2019 and November 3, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks ended November 2, 2019 and November 3, 2018; (iii) Condensed Consolidated Balance Sheets as of November 2, 2019 and November 3, 2019; (iv) Condensed Consolidated Statements of Shareholders' Equity for the Thirteen and Thirty-Nine Weeks ended November 2, 2019 and November 3, 2018; (v) Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended November 2, 2019 and November 3, 2018, and (vi) Notes to Condensed Consolidated Financial Statements. **

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

Vera Bradley, Inc. (Registrant)

Date: December 11, 2019	/s/ John Enwright
John Enwright
Chief Financial Officer