Form 10-K
period 2020-02-01
Vera Bradley, Inc.
filed 2020-03-31
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2020
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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of August 3, 2019 was $257,136,524.
The registrant had 33,121,414 shares of its common stock outstanding as of March 24, 2020.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Vera Bradley, Inc. intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended February 1, 2020.

Forward-Looking Statements
This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements include references to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	public health pandemics, including the continued outbreak of the novel coronavirus (COVID-19);

•	possible inability to successfully implement our long-term strategic plan, including our Vision 20/20 initiatives;

•	possible declines in our comparable sales;

•	possible inability to maintain and enhance our brands;

•	possible failure of our multi-channel distribution model;

•	possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending, including as may be related to the continued outbreak of COVID-19;

•	possible inability to predict and respond in a timely manner to changes in consumer demand;

•	possible inability to successfully open new stores and/or operate current stores as planned;

•	possible loss of key management or design associates or inability to attract and retain the talent required for our business;

•	possible data security or privacy breaches or disruptions in our computer systems or website;

•	possible new or increased tariffs on our products that could lead to increased product costs and lower profit margins;

•	possible failure of Pura Vida acquisition benefits to materialize as expected, including the possibility that the business may not perform as anticipated; and

•	possible inability to successfully implement integration strategies related to the Pura Vida business.
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

PART I

In this Form 10-K, references to “Vera Bradley, Inc” or the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. and Creative Genius, LLC. References to “Vera Bradley” relate to the Vera Bradley stand-alone brand and references to “Pura Vida” relate to the Pura Vida stand-alone brand, except where the context requires otherwise or where otherwise indicated. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended February 1, 2020 (“fiscal 2020”) and February 2, 2019 (“fiscal 2019”) were each 52-week periods. February 3, 2018 (“fiscal 2018”) was a 53-week period. The fiscal year ending January 30, 2021 (“fiscal 2021”) will be a 52-week period.

Item 1.        Business
Our Company
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”). Pura Vida results are consolidated within the Company’s financial statements beginning on July 17, 2019, the first full day following the acquisition. Prior period results have not been recast and are therefore not comparable with the fiscal 2020 period.
Beginning in the second quarter of fiscal 2020, the Company has included an additional segment for Pura Vida due to its acquisition. As a result, the Company now has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida. For financial information about our reportable segments, refer to Note 19 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
Vera Bradley
Vera Bradley is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns, and brilliant colors inspire and connect women. Vera Bradley offers a unique, multi-channel sales model, as well as a focus on service and a high level of customer engagement. The reportable segments within the Vera Bradley brand are VB Direct and VB Indirect.
VB Direct. The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of February 1, 2020, the Company operated 88 full-line stores and 63 factory outlet stores.
VB Indirect. The VB Indirect business consists of sales of Vera Bradley products to approximately 2,200 specialty retail locations, substantially all of which are located in the United States; sales to department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
Pura Vida
Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that we believe deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com and www.puravidabracelets.eu, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States. Refer to Note 16 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report for additional information regarding the Pura Vida acquisition.
Our History
When they were traveling together, Fort Wayne, Indiana friends Barbara Bradley Baekgaard and Patricia Miller realized there was a lack of stylish travel accessories in the market. Within weeks, the friends created Vera Bradley, named after Ms. Bradley Baekgaard’s mother, and began manufacturing and marketing their distinctive products. The founders, together with past and present members of the executive management team, have been instrumental in our growth and success. The following timeline sets forth a summary of some milestones in Vera Bradley, Inc.’s history by calendar year:

1982	–	Barbara Bradley Baekgaard and Patricia Miller launched Vera Bradley by introducing three products: the handbag, the sports bag, and the duffel bag.

1991	–
To accommodate the increasing number of attendees, we relocated our annual outlet sale from a tent in our parking lot to its present location at the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana.

1998	–	We founded our primary philanthropy, the Vera Bradley Foundation for Breast Cancer.

1999	–	Our products were sold in all 50 states through Indirect retailers.

2006	–	We launched our e-commerce business through our website, verabradley.com.

2007	–	We opened a state-of-the-art distribution facility in Roanoke, Indiana and also opened our first full-line store at the Natick Collection, in greater Boston.

2009	–	We opened our first outlet store at Chicago Premium Outlets in Aurora, Illinois.

2010	–	We completed our initial public offering.

2017	–	The Company launched its three-year strategic plan, Vision 20/20, to return the business to health and lay a foundation for growth.

2019	–	Vera Bradley, Inc. acquired a majority interest in Pura Vida.
The passion for design and customer service established by our founders has driven our Company for nearly 40 years and remains the cornerstone of Vera Bradley, Inc. today. Ms. Baekgaard retired from Vera Bradley operations in 2017 but continues to serve on the Board of Directors. Ms. Miller retired in October 2012 as our National Spokesperson and in August 2019 from the Board of Directors.
Similar to the Vera Bradley brand, Pura Vida was founded by two Southern California friends, Griffin Thall and Paul Goodman. Thall and Goodman, while traveling through Costa Rica in 2010, crossed paths with two bracelet artisans who were living in poverty. Thall and Goodman asked the artisans to make 400 bracelets to take home with them.
Upon returning to San Diego, Thall and Goodman placed the bracelets in a bowl at a local boutique. Within days, the bracelets sold out and customers were asking for more. Thall and Goodman quickly recognized the significance of these simple string bracelets. They were more than just ordinary locally-crafted bracelets; they symbolized a movement valuing the simple things in life. So, Pura Vida, which means “pure life” in Spanish and is a philosophy that encourages the appreciation of life’s simple treasures, was born.
We believe Pura Vida is a great strategic fit for Vera Bradley and that the two companies have combined to make Vera Bradley, Inc. a unique lifestyle company. We further believe that they are highly complementary businesses, as both businesses have:

•	devoted, emotionally-connected, and multi-generational female customer bases;

•	alignment as casual, comfortable, affordable, and fun lifestyle brands;

•	positioning as “gifting” and socially connected brands;

•	strong, entrepreneurial cultures and shared values of ingenuity, tenacity, and optimism;

•	a keen focus on community, charity, and social consciousness;

•	complementary, multi-channel distribution strategies; and

•	talented core leadership teams aligned and committed to the long-term success of their brands.

Vision 20/20 Initiatives
In fiscal 2018, we embarked on Vision 20/20 - our aggressive three-year plan to restore the Vera Bradley brand and business to a healthy foundation and to return our Company to solid growth. Two years into our plan, we have made meaningful headway, strengthening the Vera Bradley business and acquiring Pura Vida.

In fiscal 2019, the first stage of Vision 20/20 was to restore brand and Company health. We reduced clearance revenues and restored full-price selling, delivered SG&A and cost of sales reductions, maximized retention of the Vera Bradley customer base, and generated cash from operations. We continued to build on that progress in fiscal 2020 by once again improving the quality of sales in our full-line stores and on verabradley.com by increasing comparable full price selling in these two channels by approximately 3%, which is on top of a 20% increase in the prior year.

As we completed year two of our three-year journey in fiscal 2020, our commitment to growing our customer base, sales, and profitability paid off. Our key areas of focus for fiscal 2020 were:

•
Growth: Our main objective was to return to positive comparable sales growth this year, and we generated comparable sales growth of 3.4% at Vera Bradley despite the challenging handbag and accessories environment. We believe this improvement was driven by innovative product and supported by data-driven marketing and a continual focus on customer engagement and the consumer experience. The addition of Pura Vida to the Vera Bradley, Inc. portfolio was an important element of our fiscal 2020 growth. We consider Pura Vida a great strategic fit and believe it has bolstered our position as a unique lifestyle company.

•
Operational Excellence: We mitigated the impact of increased tariffs through rapid re-platforming and diversification of our sourcing countries. We decreased our production in China to approximately 25% in fiscal 2020 from approximately 54% in fiscal 2019 and 70% in fiscal 2018. Mid-year, we also began a two-year process of re-platforming our ERP (enterprise resource planning) and other key information systems to become more streamlined, nimble, and efficient in our technology platform and business processes.

•
Ownership: We continually reinforced our unique culture as an ownership-based model. Every associate has the ability to drive significant value creation through both individual and team efforts. Our 2019 Associate Engagement Survey once again generated best-in-class engagement scores, and our 2019 Customer Satisfaction Score and Net Promoter Scores were also best in class.

Growth Strategies
Our long-term vision is to build on the Company’s rich heritage and establish Vera Bradley and Pura Vida as premium global lifestyle brands, expand our customer reach, and grow our customer connections. Our long-term strategic plan, integrated with Vision 20/20, is centered upon the three planks of product, distribution, and marketing.
Vera Bradley
Product. We have identified three key franchise businesses – Youth/Campus, Travel, and Everyday where we can offer our customers thoughtful solutions that we believe will propel our future growth. We will continue to look for opportunities to expand into relevant new categories that reflect our brands and signature attributes of comfortable, casual, affordable, and fun. We will also continue to use licenses and strategic partnerships as appropriate to expand our product categories.
In fiscal 2020:

•	We continued to establish our key franchise areas of Youth/Campus, Travel, and Everyday, which includes our top 10 items;

•	We developed a pipeline for innovative fabrications to drive customer engagement and modernization of the brand;

◦	We launched our first in a series of performance fabrics called Performance Twill, which is lightweight, durable, and water-repellent.

◦
We introduced our environmentally-friendly Re-Active collection, made of fabric from recycled plastic bottles. We anticipate that nearly four million bottles will be recycled in fiscal 2021 for the Re-Active fabric.

◦
We also drove silhouette innovation. We introduced the sling along with our Lay Flat collection, versatile travel pieces that unzip on three sides for easy accessibility. The Accessories Council selected Vera Bradley’s Lay Flat Duffel as a winner for its Design Excellence Awards in the Travel/Luggage Category.

•
We successfully introduced collaborations with several iconic brands, including Starbucks, Crocs, Disney, and Gillette Venus to create and sell limited-edition product collections. We announced another exciting collaboration with Warner

Bros. Consumer Products to create a Vera Bradley + Harry Potter back-to-campus and dorm line, which will launch in summer 2020. These collaborations increase our brand exposure and we believe will provide momentum for growth.

•	We expanded our customization program, where our customers can design their own bag by mixing patterns and solids along with creating embroidered personalization both inside and out.

In fiscal 2021, we plan to focus on:

•	Continuing to establish our key franchise businesses;

•	Expanding upon the success of our newest offerings of Performance Twill and Re-Active;

•	Launching more fabric innovations, new styles, and differentiated silhouettes; and

•
Establishing additional collaborations and strategic alliances that excite customers, expand our brand reach, and test new product categories. We believe these partnerships are truly a testament to the strength and wide appeal of our brand. This year, we will enter into another year of high-profile product collaborations with brands like Gillette Venus, Disney, and Crocs and plan to launch several new partnerships in addition to Harry Potter.

Distribution Channels. Vera Bradley products are available through our Direct channel including full-line and factory outlet stores, online through verabradley.com and our online outlet site, and our Vera Bradley annual outlet sale, as well as through the Indirect channel including department and specialty retail stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators. We continue to focus on tightly integrating our multi-channel business by strengthening and right-sizing both our Direct and Indirect distribution channels.
We opened six new factory outlet stores in fiscal 2020 and expanded and relocated three of our top performing factory outlet stores. We plan to open up to six new Vera Bradley factory outlet stores in fiscal 2021.
We are working to improve the profitability of our full-line store portfolio by re-balancing our existing fleet through select closures along with identifying future market opportunities. We will continue to focus on our highest-potential stores, enhancing the customer experience and further localizing our assortments. We will continue to develop and test new formats; however, we have temporarily suspended full-line store growth. In fact, we have closed 26 underperforming full-line stores since the beginning of fiscal 2018 and forecast that we will close additional full-line stores.
Building our digital flagship, verabradley.com, remains a key part of our distribution strategy. Our Vera Bradley online outlet flash sales allowed us to sell clearance merchandise in a more discreet manner and reduce clearance activity on verabradley.com and in our full-line stores. In fiscal 2020, we had approximately 52 million visits to our website and our online outlet site.
Our department store relationships allow us to expose our brand to new customers and showcase new product assortments. We are currently in approximately 440 department store locations, including Dillard’s, Macy’s, Belk, and Von Maur. In the department stores, we are continuing to work on enhancing our brand presentation and profitability.
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
In fiscal 2020:

•
We completed the in-sourcing of our customer data science team, added to our business analytics group, and completed the roll-out of our new customer data platform. The insights gained from our data now allow us to adjust our marketing mix and approach on a real-time basis.

•	We believe our digital first strategy, focused on targeted digital efforts, increased brand awareness, with total impressions up more than 170% to over 5.7 billion for the year.

•	We further believe that increased brand collaborations and influencer engagement show the strength and relevance of our brand.

•
Under the umbrella of VB Cares, we reinforced our position as a total stakeholder-focused and socially-conscious organization and continued to strengthen our community support and charitable initiatives that are meaningful to our customers and that make a significant impact on those in need, particularly women and children. Efforts included supporting New Hope Girls, our national “Blessings in a Backpack” program, and the Vera Bradley Foundation for Breast Cancer. We are proud to have supported nearly 30 different charitable organizations in fiscal 2020.

In fiscal 2021, we plan to capitalize on and build upon the investments we made last year in data science, business analytics, and customer data. Additional engagement will be driven by more advanced use of customer data to further refine media spend and mix on a real-time basis. In addition, we will utilize more user-generated content, drive more engagement on social media, extend our brand ambassador program, strengthen our customer journey-centered activations, improve storytelling, and amplify our VB Cares messaging. We will also allocate funding to expand customer acquisition efforts.

Under the umbrella of VB Cares, we are strengthening our sustainable, purpose-driven company that delivers meaningful social impact and value for all stakeholders - our associates, our customers, our shareholders, and our communities. Although our Company has been purpose-driven throughout our history, we are enhancing that focus and increasing the visibility of our activities in this area. This spring, we plan to publish a comprehensive ESG Report and post it to our website, which will outline our accomplishments and initiatives in detail.

We will continue to strengthen our community support and charitable initiatives, identifying areas where we can make a real impact, particularly for women and children. We want to create positive change and often invite our customers to participate with calls-to-action.

Pura Vida
Product. Pura Vida offers products in the accessories category, primarily bracelets, with the balance of products in other jewelry categories such as rings and necklaces. These products are created with the “pura vida” lifestyle and aesthetic in mind, slowing down and living life to the fullest. During fiscal 2020 Pura Vida continued to experiment with and introduce new designs in their signature cord bracelets and jewelry and introduced new products including their mood ring and bracelet, enameled daisy collection, semi-precious stone charms, and stone hoops. Charity bracelets remained popular, with Pura Vida reaching over $2.0 million in lifetime charitable contributions.
In fiscal 2021, we will continue to experiment with and introduce new designs in our signature cord bracelets and jewelry and build upon last year’s new product launches. This year, we will launch charm bracelets that tie back to specific charities, which we believe will be very popular with Pura Vida’s cause-minded customers. New product categories will include engravables - leaning into the personalization trend, hair accessories - jewelry for the hair, and fashion bags - which will be distinct from Vera Bradley bags.
Distribution Channels. Our Pura Vida products are available on our websites, www.puravidabracelets.com and www.puravidabracelets.eu. Pura Vida is a digitally native brand and continuing to develop our websites and transmit the “pura vida” lifestyle through our digital storefront is a key distribution strategy. Pura Vida’s website immerses visitors in the brand, its products, and its social mission.
We also distribute Pura Vida products through select wholesale accounts throughout the U.S. We will continue to target some larger accounts for growth which should help build the Pura Vida brand.
Marketing. We have established what we believe to be a robust digital marketing platform with highly effective consumer engagement across social media and other online platforms. The Pura Vida digital marketing strategy is anchored in innovative and effective ways to connect with our consumers, including partnerships with select individuals who we believe encapsulate the brand’s identity and serve as natural extensions of the Pura Vida marketing strategy. These partnerships translate into authentic, user-generated content that we can repurpose as ads, email campaigns, and our own social media content.
Pura Vida remains one of the most highly-engaged brands in the accessories space, surpassing the 1.9 million mark of followers on Instagram and is consistently listed as one of the most engaged jewelry brands on Instagram. Instagram followers, Facebook likes, and monthly club subscribers all rose during fiscal 2020. Pura Vida continued to rank among the top of the industry for our Net Promoter and Customer Satisfaction Scores.
Over 100,000 micro-influencers have been on-boarded, and reliance on micro-influencers is a key part of Pura Vida’s strategy. Micro-influencers are brand ambassadors who showcase Pura Vida products on their social media channels in exchange for commission. In fiscal 2021, Pura Vida plans to continue to build upon its influencer program, particularly focusing on individuals with the greatest number of followers. Co-founders Thall and Goodman also plan to reinvigorate their “grassroots” customer outreach efforts.

2019 Novel Coronavirus (COVID-19) Impact on Fiscal 2021 Plans
The Company’s strategy was created prior to the COVID-19 pandemic. The COVID-19 pandemic has resulted in global travel restrictions and community and self quarantines. The Company has temporarily closed its Vera Bradley full-line and factory outlet stores. The stores are currently closed through April 4, 2020; however, some or all of the closures will likely continue beyond this date. The Company has also temporarily suspended its share repurchase program. We cannot reasonably estimate the length or severity of the pandemic or its results on the Company’s fiscal 2021 strategic plans.
Our Product Release Strategy
Vera Bradley. We typically introduce new collections monthly. Each launch typically consists of one to three signature cotton-quilted prints, as well as other fabrications including microfiber, leather, Performance Twill, and Re-Active, some of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions. We do not know the full impact the COVID-19 pandemic will have on our launches at this time but believe it is likely that the pandemic will delay future launches.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our website (including our online outlet site), factory outlet stores, annual outlet sale, and third-party liquidators.
Pura Vida. We introduce new Pura Vida products seasonally, approximately four times a year. Each product launch collection typically consists of 50 to 100 SKUs. We offer a mix of seasonally inspired designs and certain core designs.
Our Products
The following chart presents net revenues generated by each of the Company’s four product categories and other revenues as a percentage of our total net revenues for fiscals 2020, 2019, and 2018.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Bags	35.9%	41.1%	40.6%
Accessories (1)	31.3%	22.3%	22.0%
Travel	21.9%	25.8%	26.1%
Home	7.2%	7.1%	6.8%
Other (2)	3.7%	3.7%	4.5%
Total	100.0%	100.0%	100.0%

(1)	Fiscal 2020 increase in accessories due to the inclusion of Pura Vida beginning July 17, 2019.

(2)	Includes primarily apparel/footwear, stationery, licensing, freight, merchandising, and gift card breakage revenue.
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
Accessories. Accessories include Vera Bradley-branded fashion accessories such as wallets, wristlets, eyeglass cases, scarves, various technology accessories, as well as Pura Vida-branded accessories such as bracelets, rings, and necklaces. We believe our accessories are attractively priced and allow the consumer to include some color in her wardrobe, even if tucked into another bag. Our product development team consistently updates the accessories assortment based on consumer demand and fashion trends.
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
Product Development
Vera Bradley. We have implemented a fully integrated and cross-functional product development process that aligns design, trend and market research, merchandising, planning, sales, marketing, and sourcing. We believe product development is a core capability that makes our products unique and that our designs and aesthetics set our products apart and drive customer loyalty. Our design and product development teams combine an understanding of the desires of our target customers, with knowledge of upcoming color, material, consumer, and fashion trends to design new collections, as well as new product categories.
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
Our product development team works closely with our marketing and merchandising teams to gather consumer insights through a variety of methodologies, including seasonal market research, in-store testing, scheduled interviews, and online and in-person surveys conducted by our internal team. The design and product development teams work to ensure that we offer products that are constructed to meet our design, function, construction, and quality standards in a cost-effective manner. We believe that with our cross-functional, collaborative approach, we are able to introduce and market our products in a way that clearly communicates the Vera Bradley brand.
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships, licensing agreements, and brand collaborations. We currently have licenses in place for eyewear, collegiate, bedding, hosiery, swimwear, technology accessories, stationery, health care uniforms and accessories, sleepwear and loungewear, bath collections, Disney Theme Park Merchandise, and certain U.S. Military forces. We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business.
Pura Vida. Pura Vida continues to develop new styles and re-invent existing styles. We have a cross-functional team that aligns product development with merchandising to strategically manage the design process. Our cross-functional team attends trade shows and performs market research to develop what we believe will be on-trend products that communicate and emulate the “pura vida” lifestyle.
Marketing
We believe that the growth of our brands and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley and Pura Vida brand personalities. We use marketing as a critical tool in our efforts to promote our brands.
Vera Bradley
Retention Advertising. We communicate with our established customers consistently throughout the year with regular e-mails, social media, and notifications, as well as seasonal direct mail catalogs and brochures related to the Vera Bradley brand. Our retention advertising is geared to keeping Vera Bradley top of mind with our customers, rewarding our customers, and providing them with news of our seasonal launches, new product introductions, and VB Cares initiatives.
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

Product placement of Vera Bradley products in feature-length films and on prime-time television shows remains strong with television placements in Modern Family, The Big Bang Theory, Blackish, Speechless, American Housewife, The Conners, Bless This Mess, Carol's Third Act, Single Parents, and Blacklist. Movie placements include: Pitch Perfect 3, La La Land, Girl's Trip, Baywatch, A Bad Moms Christmas, Den of Thieves, and Bad Boys III.
Partnerships. During fiscal 2020, under the umbrella of VB Cares, we reinforced our position as a total stakeholder-focused and socially-conscious organization and continued to strengthen our community support and charitable initiatives that are meaningful to our customers and that make a significant impact on those in need, particularly women and children. Efforts included supporting New Hope Girls, our national “Blessings in a Backpack” program, and the Vera Bradley Foundation for Breast Cancer.
Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to verabradley.com and to our Vera Bradley stores.
For Vera Bradley, we have captured approximately 5.4 million active customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This information provides us with deeper insight into the products and categories that are of the highest interest to our customers, and allows us to better target our customers with appropriate messages. As of February 1, 2020, we had approximately 1.9 million Facebook fans and approximately 80,000 Twitter followers. Our Instagram, which we launched in October 2012, has grown to approximately 500,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right bloggers to promote product.
Direct Mail. Seasonal Vera Bradley catalogs are a vehicle for promoting the Vera Bradley brand and product portfolio. Each catalog is sent to a targeted customer mailing list. In addition to distributing the catalog, we produce and distribute a number of other marketing pieces, including postcards and mini-mailers. We believe our direct mail medium generates excitement and awareness about the Vera Bradley brand and seasonal introductions and allows us to reach both new and loyal customers in their homes.
Pura Vida
Retention Advertising. We connect with our established customers with regular emails, affiliate marketing, SMS marketing, and social media marketing. Our retention advertising focuses on informing Pura Vida customers of new product launches, exclusive offers, inventory restocks of best sellers, upselling subscription products, and the latest Pura Vida news.
New Customer Acquisition Advertising. Pura Vida focuses on digital advertising through Facebook, Instagram, Google, Snapchat, and Pinterest to acquire new customers. We are consistently testing new audiences, channels, creative, and promotions to maximize our return on paid media spend.
Ambassador Program. We have a grassroot program of over 100,000 brand ambassadors who drive customers to our website and generate buzz in local communities, digitally through their social media channels, in person through events, and through word of mouth. This program helps us reach our customers in a personal fashion. We acquire these brand ambassadors through advertising on Instagram and Snapchat, as well as regular promotion through our organic channels.
Influencer Marketing. We have tiers of small to large sized influencers across various key markets and demographic profiles. We work with influencers on product collaborations and campaigns, and foster organic relationships with them through photoshoots, trips, and events which we believe drives organic growth for the brand.
Charity Collaborations. We actively partner with charities to donate to causes that are important to our customers. To date, we have donated over $2.0 million to various charities around the world.
Events Marketing. We utilize our vintage 1972 airstream that we have converted into a traveling retail store to bring the Pura Vida brand to life for our customers. We travel nationwide to different music festivals, surf competitions, yoga festivals, as well as local events in San Diego.
Seasonality
Because Vera Bradley and Pura Vida products are frequently given as gifts, we have historically realized, and expect to continue to realize, higher sales and operating income in the fourth quarter of our fiscal year, which includes the holiday months of November and December. In addition, our products are popular during back-to-school periods of August and September. Fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales.

Channels of Distribution
We distribute our Vera Bradley products through our VB Direct and VB Indirect segments and Pura Vida products through e-commerce and wholesale retailers. This multi-channel distribution model is designed to enable operational flexibility and maximizes the methods by which we can access potential customers.
Vera Bradley Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of February 1, 2020, we operated 88 full-line stores averaging approximately 1,900 square feet per store. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.
Factory Outlet Stores. Our factory outlet stores are a vehicle for selling factory exclusive styles, as well as retired merchandise at discounted prices, while maintaining brand integrity. At the end of fiscal 2020, over 95% of the merchandise found in our factory outlet stores consisted of factory exclusive styles. Factory outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our factory outlet stores average approximately 3,200 square feet per store. As of February 1, 2020, we operated 63 factory outlet stores, all located in the United States.
Store Location Selection Strategy. Our store location decisions for both full-line and factory outlet stores are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe all geographical markets have been fully penetrated by our distribution channels, although we have temporarily suspended full-line store growth and forecast that we will close additional full-line stores. We believe that long-term expansion of our store base will increase brand awareness and reinforce our brand image. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic.
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
E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. During the third quarter of fiscal 2018, we created an online outlet site to reduce clearance sales from verabradley.com. During fiscal 2020, we began the process of re-platforming our website to become more streamlined, nimble, and efficient in our technology platform and business processes. We had approximately 52 million visits to verabradley.com and our online outlet site during fiscal 2020.
Annual Outlet Sale. Our annual outlet sale is held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana each spring. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We attracted nearly 43,000 attendees to our 2019 annual outlet sale. In light of the COVID-19 pandemic, we have cancelled our 2020 annual outlet sale. Our 2021 sale is planned for April 2021.
Vera Bradley Indirect Segment
As of February 1, 2020, we sold our products in approximately 2,200 specialty retail locations, as well as department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators, as well as through licensing agreements. In fiscal 2012, we launched our products in the department store channel. We are currently in approximately 440 department store locations, including Dillard’s, Macy’s, Belk, and Von Maur.

The top 30% of our specialty retailers account for approximately 70% of total specialty retailer revenue. No single Indirect retailer represented more than 10% of consolidated net revenues in fiscal 2020, with the top ten Indirect retailers representing in the aggregate approximately 40% of total Indirect net revenues. The majority of our Indirect retailers have been customers for over five years.
Indirect Sales Force
We believe that having a combination of an in-house field sales force and a third-party agency, covering certain geographies, results in a more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model. As of February 1, 2020, our in-house sales team consisted of approximately 25 full-time sales consultants. Beginning in fiscal 2019, the compensation structure for these consultants was based upon a full commission model.
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
Pura Vida Segment
E-Commerce. Pura Vida is a digitally native brand and the e-commerce storefront continues to be the primary source of revenues for the Pura Vida business. The e-commerce site also includes a monthly bracelet and jewelry subscription club. The subscription club is a mechanism to continue to build brand loyalty and stimulate higher retention.
Wholesale. The Pura Vida wholesale channel is comprised primarily of specialty stores including Tilly’s, The Buckle, The Paper Store, Ron Jon Surf Shops, and Hallmark stores, among others. Pura Vida also has a presence on Amazon through a third-party wholesaler. We have a combination of in-house and external sales personnel who work with our wholesale retailers regarding order fulfillment and compilation.
Manufacturing and Supply Chain Model
Vera Bradley
Our multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.
Our manufacturing and sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain, with a focus on identifying appropriate countries and partners to manufacture our products. The sourcing team leverages its expertise in negotiation, relationship management, and change management to maintain a strong global supply chain. Our sourcing team also focuses on achieving the right balance of production sites and countries of origin to mitigate the risk of concentrated production, including potential incremental tariffs. During fiscal 2020, to continue to assist in this risk mitigation, our sourcing team reduced our Vera Bradley production in China from approximately 54% in fiscal 2019 to approximately 25% in fiscal 2020. With exception to China-centric production categories, we have an ongoing strategy that continues to reduce our China exposure in both finished goods and raw materials.
We strive to maintain the appropriate balance of inventory to enable us to provide a high level of service to our customers, including prompt and accurate delivery of our products. We believe that we have an active and nimble sales and operations planning process that helps us balance the supply and demand issues that we encounter in our business, optimize our inventory levels, and anticipate inventory needs. We have also integrated our Vera Bradley planning, forecasting, and segmentation processes under one function called Merchandise Planning and Allocation.
Approximately half of Vera Bradley products are cotton-based. Our other fabrics include primarily nylon, polyester, microfiber, and leather. We source our raw materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global sourcing team works with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. In April 2016, we opened an office in Hong Kong to lead the global supply chain in Asia, including the oversight of sourcing and procurement.

The majority of our Vera Bradley finished goods, not sourced through licenses or strategic partners, are manufactured by a variety of global manufacturers located primarily in Vietnam, Myanmar, Cambodia, Indonesia, and China. With the oversight of our office in Hong Kong and our independent contractors, we believe these financial benefits have been realized without sacrificing the level of quality inherent in our products or service to our customers.
Pura Vida
Pura Vida products are sourced primarily from El Salvador, as well as Costa Rica (where the first orders for Pura Vida were placed), India, and China.
When determining the size of orders placed with our manufacturers, we take into account forward-looking demand, lead times for specific products, current inventory levels, and minimum order quantity requirements. Overseas production has resulted in substantial cost savings and a reduction of capital investment.
Distribution Centers
Vera Bradley owns a 428,500 square-foot distribution center in Roanoke, Indiana. This automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantities necessary to fulfill a particular order. The facility’s technology enables us to accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time; however, we continue to make technology and automation enhancements to our distribution center processes to ensure optimal output.
Vera Bradley products are shipped primarily via third-party common carriers to our stores, our Indirect retailers, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our business, including business generated through our website.
Pura Vida products for the U.S. e-commerce site and wholesale accounts are distributed primarily through a third-party provider in Tijuana, Mexico. Pura Vida also distributes product though a third-party provider in the Netherlands, which supports European e-commerce operations. To support international e-commerce sales, we plan on adding an additional third-party provider in Canada in fiscal 2021 and are exploring a potential provider in Asia in the future.
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our information systems are designed to provide, among other things, comprehensive order processing, production, accounting, and management information and analytics for the product development, retail, sales, marketing, distribution, finance, and human resources functions of our business. During the second quarter of fiscal 2020, we began a two-year process of re-platforming our enterprise resource planning and other key information systems to become more streamlined, nimble, and efficient in our technology platform and business processes. We continue to assess our on premise and cloud-based technology solutions to ensure we have the optimal solutions for our business.
Competition
For both Vera Bradley and Pura Vida, we face strong competition in each of the product lines and markets in which we compete. We believe that all of our products are in similar competitive positions with respect to the number of competitors they face and the level of competition within each product line. Due to the number of different products we offer, it is not practicable for us to quantify the number of competitors we face. Our products compete with other branded products within their product categories and with private label products sold by retailers. Moreover, the general availability of contract manufacturing allows new entrants access to the markets in which we compete, which may increase the number of competitors and adversely affect our competitive position and our business. We compete against other independent retailers, department stores, catalog retailers, gift retailers, and Internet businesses that engage in the retail sale of similar products.
The market for handbags and accessories, in particular, is highly competitive. Our competitors include not only established companies that are expanding their production and marketing of handbags and accessories, but also frequent new entrants to the market. We directly compete with wholesalers and direct sellers of branded handbags and accessories.

In varying degrees, depending on the product category involved, we compete on the basis of design (aesthetic appeal), quality (construction), function, price point, distribution, and brand positioning. We believe that our primary competitive advantages are consumer recognition of our brands, customer loyalty, product development expertise, and our widespread presence through our multi-channel distribution model. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, distribution, marketing, and other resources than we do. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.
Copyrights and Trademarks
For Vera Bradley, the development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have approximately 1,000 copyrights related to the Vera Bradley business.
We also own the material trademark rights used in connection with the production, marketing, and distribution of all of our products, both in the United States and in the other countries in which our products are principally sold. Our trademarks include “Vera Bradley” and “Pura Vida.” We aggressively police our trademarks and copyrights and pursue infringers and counterfeiters both domestically and internationally. Our trademarks will remain in existence for as long as we continue to use and renew them in advance of their expiration dates. We have no material patents.
Employees
As of February 1, 2020, we had approximately 2,700 employees. Of the total, approximately 2,050 were engaged in Vera Bradley retail selling positions; approximately 300 were engaged in Vera Bradley distribution, sourcing and quality functions; approximately 35 were engaged in Vera Bradley product design; approximately 35 were involved in the Pura Vida business; and approximately 280 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage. We are monitoring the fluid events of the COVID-19 pandemic. In light of the pandemic, we have temporarily closed our Vera Bradley full-line and factory outlet stores. The stores are currently closed through April 4, 2020; however, some or all of the closures will likely continue beyond this date.
Government Regulation
Many of our imported products are subject to existing or potential duties or tariffs that may limit the quantity of products that we may import into the United States and other countries or impact the cost of such products. Customs duties have not comprised a material portion of the total cost of a majority of our products. In addition, we are subject to foreign governmental regulation and trade restrictions, including U.S. retaliation against prohibited foreign practices, with respect to our product sourcing and international sales operations.
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

Information About Our Executive Officers
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Robert Wallstrom	54	Chief Executive Officer, President and Director, Vera Bradley, Inc.
John Enwright	47	Chief Financial Officer, Vera Bradley, Inc.
Mark C. Dely	44	Chief Administrative & Legal Officer and Corporate Secretary, Vera Bradley, Inc.
Daren Hull	46	Chief Customer Officer, Vera Bradley
Kevin Korney	50	Chief Merchandising Officer, Vera Bradley
Beatrice Mac Cabe	41	Chief Creative Officer, Vera Bradley
Stephanie Scheele	43	Chief Marketing Officer, Vera Bradley
Mary Beth Trypus	54	Chief Sales Officer, Vera Bradley
Paul Goodman	31	Co-founder, Pura Vida
Griffin Thall	33	Co-founder, Pura Vida
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
John Enwright joined the Company in May 2014 as our Senior Director of Financial, Planning and Analysis and was soon promoted to Vice President, Financial, Planning and Analysis. Mr. Enwright was named Chief Financial Officer in April 2017. Prior to joining Vera Bradley, Mr. Enwright spent 15 years with Tiffany & Co. in various financial roles of increasing responsibility, including most recently as Director of Financial, Planning and Analysis.
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
Paul Goodman and Griffin Thall co-founded Pura Vida and continue to lead the Pura Vida operations from its corporate headquarters in La Jolla, California. The have each been with Pura Vida since its founding in 2010.

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
Risks Related to Our Business
The continued outbreak of the 2019 novel coronavirus (COVID-19) may cause significant disruptions in our global supply chain, operations, and revenue streams, which could adversely impact our results of operations.
Travel restrictions, mall closures or reduced mall operating hours, and community and self-quarantines related to the COVID-19 pandemic could have a material adverse impact on the Company’s revenues and profits. In light of the pandemic, we have temporarily closed our full-line and factory outlet stores. The stores are currently closed through April 4, 2020; however, some or all of the closures will likely continue beyond this date. COVID-19, first identified in Wuhan, China, has led to work and travel restrictions within, to, and out of mainland China, as well as temporary factory closures or production and logistics constraints due to workforce availability in China. Although we continue to reduce our reliance on production from China, we expect our China production to be approximately 20% during fiscal 2021. As a result of the aforementioned restrictions, we may experience delayed shipments and increased shipping costs for some of our fiscal 2021 merchandise. As a result of the above-mentioned factors, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted.
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
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may be influenced by the recent COVID-19 pandemic, fluctuating interest rates and credit availability, changing fuel and other energy costs, fluctuating commodity prices, levels of unemployment and consumer debt levels, changes in net worth based on market conditions, general uncertainty regarding the overall future economic environment, political turmoil, and weather and weather-related phenomena. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our results of operations. In the event that the U.S. economy worsens, or if there is a decline in consumer-spending levels or other unfavorable conditions, including inflation, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
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
We acquired a majority interest in Creative Genius, Inc. or “Pura Vida,” on July 16, 2019. This acquisition, and as with most any business acquisition, poses a number of potential integration risks that may result in negative consequences to our business, financial condition, and results of operations. These risks include, but are not limited to:

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
Upon the completion of the Pura Vida acquisition, Pura Vida became a subsidiary of our consolidated Company and must comply with U.S. Generally Accepted Accounting Principles (“GAAP”), the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We must ensure that Pura Vida establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting under U.S. GAAP, and such compliance efforts may be costly and may divert the attention of management. There are a number of processes, policies, procedures, and functions that must be integrated, or enhanced at Pura Vida, particularly those related to the implementation of a SOX compliant control environment. The execution of these plans may lead to additional unanticipated costs and time delays that could negatively impact our business, financial condition, and results of operations.

Because a significant portion of Pura Vida’s total assets are represented by goodwill, indefinite-lived intangible assets, and definite-lived intangible assets, we could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the company’s financial condition and results of operations.
We are using the purchase method of accounting to account for the acquisition of a majority interest in Pura Vida consummated on July 16, 2019. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The provisional purchase price allocation resulted in a preliminary goodwill value of $44.3 million and a preliminary value of $61.7 million related to other intangible assets. Refer to Note 16 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report. for additional information regarding the provisional purchase price allocation. When the Company performs impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

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

We may experience declines in comparable sales and there can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.
We may not be able to regain the levels of comparable sales that we have experienced in the past, and comparable sales may also further deteriorate. If our future comparable sales fail to meet market expectations, then the price of our common stock could decline. Also, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. Numerous factors influence comparable sales, including fashion trends, competition, national and regional economic conditions, the COVID-19 pandemic, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, marketing programs, changes in consumer shopping trends, site selection strategy, and weather conditions. These factors may cause our comparable sales results to be lower in the future than in recent periods or lower than expectations, either of which could result in a decline in the price of our common stock.
If our multi-channel distribution model is not successful, our business and results of operations may suffer.
We currently sell our Vera Bradley-branded products into two segments: Direct to consumers through Vera Bradley full-line and factory outlet stores in the United States, verabradley.com, the Vera Bradley online outlet site, and the Vera Bradley annual outlet sale in Fort Wayne, Indiana; and through our Vera Bradley Indirect wholesale business which consists of sales to specialty retail locations, department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, as well as royalties recognized through licensing agreements related to the Vera Bradley brand. We currently sell our Pura Vida-branded products direct to consumers through our e-commerce websites, puravidabracelets.com and puravidabracelets.eu, and through wholesale retailers. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth prospects include our ability to successfully open and operate new and current Vera Bradley stores. In recent years, however, Vera Bradley comparable store sales have declined. Consequently, the rate in which we have opened new stores has slowed and we do not currently plan to open any new full-line stores during fiscal 2021. As part of our Vision 20/20 initiatives, we have closed a total of 26 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close additional full-line stores. We have closed 30 underperforming stores since December 2014. We plan to open up to six new Vera Bradley factory outlet stores during fiscal 2021. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
Our business depends on strong brands. If we are unable to execute our marketing strategies, intended to enhance our brands, then revenues and our results of operations could be adversely impacted.
We believe that the brand images that we have developed have contributed significantly to the success of our business. We also believe that enhancing the Vera Bradley and Pura Vida brands through our marketing strategies is critical to maintaining and expanding our customer base. Enhancing our brands and implementing our marketing strategies may require us to make substantial investments in areas such as product design, store operations, store design, community relations, and marketing. These investments might not succeed. If we are unable to successfully execute our brand strategies, our results of operations could be adversely impacted.

Our results of operations could suffer if we lose key management or design associates or are unable to attract and retain the talent required for our business.
Our performance depends largely on the efforts and abilities of our senior management and product development teams. These executives and design associates have substantial experience in our business and have made significant contributions to our growth and success. Although we have entered into an employment agreement with our Chief Executive Officer, we may not be able to retain his services or those of other key individuals in the future. The unexpected loss of services of key employees could have adverse impacts on our business and results of operations. We may also need to attract and retain additional qualified employees and develop, train, and manage an increasing number of management-level, sales, and other employees. Competition for qualified employees is intense. We cannot assure you that we will be able to attract and retain employees as needed in the future.
Our results of operations are subject to quarterly fluctuations, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things:

•	timing of new store openings and store closings;

•	net revenues and profits contributed by new stores;

•	increases or decreases in store traffic and comparable sales;

•	shifts in the timing of holidays, particularly in the United States and China;

•	changes in our merchandise mix;

•	timing of marketing campaigns or promotions;

•	timing of sales to Vera Bradley and Pura Vida wholesale retailers; and

•	timing of new pattern and collection releases and new product introductions.
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
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce websites in the U.S. and Europe. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventive efforts, including back-up systems, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.
During the second quarter of fiscal 2020, we began a two-year process of re-platforming our enterprise resource planning and other key information systems to become more streamlined, nimble, and efficient in our technology platform and business processes. We continue to assess our on premise and cloud-based technology solutions to ensure we have the optimal solutions for our business. However, there are risks and uncertainties related to this re-platforming that could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to business risks as a result of our e-commerce operations.
We operate e-commerce stores at www.verabradley.com, which includes an online outlet site we created in fiscal 2018, www.puravidabracelets.com, and www.puravidabracelets.eu. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce, and the accessories industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations, and/or cash flows.
Closing stores could result in significant costs to us.
Since December 2014, we have closed 30 underperforming Vera Bradley stores. We have closed a total of 26 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close additional full-line stores. We could, in the future, decide to close additional stores that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.
Our ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.
Substantially all of our Vera Bradley Direct stores are located in regional mall shopping centers, and many of our Vera Bradley Indirect customers are also located in these shopping centers. Factors beyond our control impact mall traffic, including public health pandemics such as COVID-19, general economic conditions, and consumer spending levels. Consumer spending and mall traffic have been depressed in recent years. As a result, mall operators have been facing increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations, and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of certain malls as shopping destinations, have reduced and may continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations, and cash flows.
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
The market for bags, accessories, and travel items is increasingly competitive. Our competitive challenges include:

•	attracting customer traffic;

•	sourcing and manufacturing merchandise efficiently;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in diverse market segments;

•	developing designs that appeal to a broad range of demographic and age segments;

•	developing high-quality products;

•	offering attractive promotional incentives while maintaining profit margins; and

•	establishing and maintaining good working relationships with our wholesale retailers.
In our Vera Bradley Indirect business and Pura Vida wholesale business, we compete with numerous manufacturers, importers, and distributors of handbags, accessories, and other products for the limited space available for the display of such products to the consumer. In our Vera Bradley Direct business and Pura Vida e-commerce business, we compete against other gift and specialty retailers, department stores, catalog retailers, and Internet businesses that engage in the retail sale of similar products. Moreover, the general availability of contract manufacturing allows new entrants easy access to the markets in which we compete, which may increase the number of competitors and adversely affect our competitive position and our business.
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
Our various contract manufacturers produce all of our products. We generally do not enter into long-term formal written agreements with our manufacturers and instead transact business with each of them on an order-by-order basis. In the event of a disruption in our contract manufacturers’ systems, we may be unable to locate alternative manufacturers of comparable quality at an acceptable price, or at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service, financial stability, labor practices, and environmental compliance. Any delay, interruption, or increased cost in the manufactured products that might occur for any reason, such as the lack of long-term contracts or regulatory requirements and the loss of certifications, power interruptions, fires, hurricanes, war, health pandemics such as COVID-19, or threats of terrorism, could affect our ability to meet customer demand for our products, adversely affect our net revenues, increase our cost of sales, and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.
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
We rely on a limited number of distribution facilities for the products we sell.
Distribution operations for Vera Bradley-branded products are currently concentrated in a single, company-owned distribution center in Roanoke, Indiana. Pura Vida-branded products are primarily distributed from one third-party distribution center in Tijuana, Mexico.
Any significant disruption in the operation of these facilities due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventory and could adversely affect our product distribution and sales until such time as we could secure alternative facilities. In addition to the aforementioned events, the recent public health pandemic related to COVID-19 could cause disruptions in our distribution operations if we were to temporarily suspend operations. If we encounter difficulties with our distribution facilities or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, growth could require us to further expand our current facilities, which could affect us adversely in ways that we cannot predict.
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
We source our Vera Bradley fabrics primarily from manufacturers in China and South Korea and outsource the production of a significant majority of our products to companies in Asia. We source our Pura Vida components primarily from Asia and outsource the production of products primarily to El Salvador. We are subject to the risks inherent in global sourcing and manufacturing, including, but not limited to:

•	exchange rate fluctuations and trends;

•	availability of raw materials;

•	compliance with labor laws and other foreign governmental regulations;

•	compliance with U.S. import and export laws and regulations;

•	disruption or delays in shipments;

•	loss or impairment of key manufacturing sites;

•	product quality issues;

•	political unrest;

•	natural disasters, acts of war and terrorism, changing macroeconomic trends, public health emergencies, and other external factors over which we have no control; and

•	quotas, duties, tariffs, or other trade restrictions or regulations.
Significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied in a timely manner, could have an adverse impact on our results of operations. Additionally, we do not have complete oversight over our contract manufacturers. Violation of labor or other laws by those manufacturers, or the divergence of a contract manufacturer’s labor or other practices from those generally accepted as ethical in the United States or in other markets in which we may in the future do business, could also draw negative publicity for us and our brands, diminishing the value of our brands and reducing demand for our products.
Our ability to source our products at favorable prices, or at all, could be harmed, with adverse effects on our results of operations, if new trade restrictions are imposed or if existing trade restrictions become more burdensome.
A significant majority of our Vera Bradley and Pura Vida products are currently manufactured for us in Asia and El Salvador, respectively. The United States and the countries in which our products are produced have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations or may adversely adjust prevailing quotas, duties, or tariffs. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, which include embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or could require us to modify our supply chain organization or other current business practices, any of which could harm our results of operations.
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
If for any reason we were to change shipping companies, we could face logistical difficulties that might adversely affect deliveries, and we would incur costs and expend resources in the course of making the change. Moreover, we might not be able to obtain terms as favorable as those received from the service providers that we currently use, which in turn would increase our costs. We also would face shipping and distribution risks and uncertainties associated with any expansion of our distribution facilities and related systems.
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
We are also subject to the risk that claims will be brought against us for infringement of the intellectual property rights of third parties, seeking to block the sale of our products considered to violate their intellectual property rights or payment of monetary amounts. Although we have not been inhibited from selling our products in connection with intellectual property disputes, we cannot assure you that obstacles will not arise as we expand our product lines and extend our brands as well as the geographic scope of our sales and marketing. In particular, we are subject to copyright infringement claims for which we may not be entitled to indemnification from our suppliers. In addition, in recent years, companies in the retail industry, including us, have been subject to patent infringement claims from non-practicing entities, or “patent trolls.” Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming and result in costly litigation. As a result, any such claim, or the combination of multiple claims, could have a material adverse effect on our operating results. If we are required to stop using any of our registered or nonregistered trademarks, our sales could decline and, consequently, our business and results of operations could be adversely affected.

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
Our wholesale business could suffer as a result of decisions by our wholesale retailers to decrease or eliminate the amount of merchandise purchased from us.
We do not enter into long-term agreements with any of our wholesale retailers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by a significant number of wholesale retailers, whether motivated by competitive conditions, operational or financial difficulties, reduced access to capital, or otherwise, to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us could adversely impact our results of operations. Although we recommend retail sale prices for our products to our wholesale retailers, we typically do not provide dealer allowances or other economic incentives to support those prices. Possible promotional pricing or discounting by wholesale retailers in response to softening retail demand could have a negative effect on our brand image and prestige, which might be difficult to counteract.
Bankruptcies or other operational or financial difficulties of our wholesale retailers could adversely impact our business.
We sell our wholesale merchandise primarily to specialty retail and department stores across the United States and extend trade credit based on an evaluation of each wholesale retailer’s financial condition, usually without requiring collateral. Perceived or actual financial difficulties of a customer could cause us to curtail or eliminate business with that customer or could decrease demand for our products by that customer. Pending the resolution of a relationship with a financially troubled wholesale retailer, we might assume credit risk that we would otherwise avoid relating to our receivables from that customer. Inability to collect on accounts receivable from our wholesale retailers would adversely impact our results of operations.
There are claims made against us from time to time that can result in litigation or regulatory proceedings, which could distract management from our business activities and result in significant liability or damage to the images associated with our brands.
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
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	the continued outbreak of COVID-19 and its adverse impact on the capital markets;

•	actions by other shopping mall or lifestyle center tenants;

•	weather conditions, particularly during the holiday shopping period;

•	unexpected departures of key executives;

•	financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;

•	the public’s response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation and other matters;

•	speculation about our business in the press or the investment community;

•	future sales of our common stock by our significant shareholders, officers, and directors;

•	our entry into new markets;

•	changes in laws or regulations that impact the retail industry;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	changes in accounting principles.
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
Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller, and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 25.2% of our outstanding shares of common stock as of February 1, 2020. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation, and significant corporate transactions. This concentrated ownership of outstanding common stock may limit your ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the further into the future that the data are forecast. Further, the recent COVID-19 pandemic could cause a material adverse impact to the Company’s liquidity, results of operations, and financial condition that cannot be predicted.
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

As permitted by our second amended and restated articles of incorporation and amended and restated bylaws, our board of directors also has the ability, should they so determine, to adopt a shareholder rights agreement, sometimes called a “poison pill,” providing for the issuance of a new series of preferred stock to holders of common stock. In the event of a takeover attempt, this preferred stock would give rights to holders of common stock (other than the potential acquirer) to buy additional shares of our common stock at a discount, leading to the dilution of the potential acquirer’s stake. The adoption of a poison pill, or the board’s ability to do so, can have negative effects such as those described above.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of February 1, 2020. The leases on the leased properties expire at various times through 2030, subject to renewal options.

Location	Primary Use	Approximate Square Footage	Leased/Owned
Roanoke, Indiana	Vera Bradley corporate headquarters, design center, and showroom	188,000	Owned
Roanoke, Indiana	Vera Bradley warehouse and distribution	428,500	Owned
New York, New York	Vera Bradley office and showroom	3,700	Leased
Hong Kong	Vera Bradley Asia sourcing office	5,100	Leased
Atlanta, Georgia	Vera Bradley showroom	5,200	Leased
Dallas, Texas	Vera Bradley showroom	1,800	Leased
La Jolla, California	Pura Vida corporate headquarters	7,400	Leased
As of February 1, 2020, we also leased 155 store locations in the United States, including four store locations to be opened in fiscal 2021. See below for more information regarding the locations of our open stores as of February 1, 2020.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The Vera Bradley properties in the above table are used by both the Vera Bradley Direct segment and Vera Bradley Indirect segment, excluding the two showrooms which are used exclusively by the Vera Bradley Indirect segment.

Store Locations
Our full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-line and factory outlet stores we operated in each state as of February 1, 2020:

State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores	State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores
Alabama	1	1	Minnesota	1	1
Arizona	1	1	Mississippi	—	2
California	1	—	Missouri	1	2
Colorado	2	1	Nebraska	—	1
Connecticut	2	1	Nevada	—	1
Delaware	1	1	New Jersey	8	2
Florida	5	8	New York	7	4
Georgia	1	3	North Carolina	1	4
Hawaii	1	1	Ohio	4	1
Illinois	4	1	Oklahoma	2	1
Indiana	2	2	Pennsylvania	5	3
Iowa	1	1	Rhode Island	1	—
Kansas	1	—	South Carolina	—	3
Kentucky	2	1	Tennessee	3	2
Louisiana	2	—	Texas	13	7
Maryland	4	—	Utah	—	1
Massachusetts	3	1	Virginia	2	2
Michigan	5	2	Wisconsin	1	1
			Totals	88	63
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
In August of 2019, Vesi Incorporated (“Vesi”) filed suit against the Company in the U.S. District Court for the Southern District of Ohio related to the Company’s licensing business and alleging breach of fiduciary duty, unfair competition, defamation, and tortious interference with prospective business relationships. The complaint seeks damages in an amount not less than $10.0 million for punitive damages, attorney fees, prejudgment interest, and any other additional relief. The Company has denied any liability and intends to vigorously defend itself in the case. In November 2019, the Company filed a counterclaim against the principals of Vesi as personal guarantors for monies owed to the Company by Vesi. The cases are currently in discovery. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

Item 4.        Mine Safety Disclosure
Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VRA”.
As of March 27, 2020, we had approximately 25 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. On November 30, 2017, the board of directors authorized the Company to extend the 2015 Share Repurchase Plan to December 31, 2018. The 2015 Share Repurchase program was completed on November 27, 2018. On November 29, 2018, the Company's board of directors approved a new share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2018 Share Repurchase Program is scheduled to expire on December 14, 2020. Subsequent to the fiscal 2020 year end, in light of the 2019 novel coronavirus (COVID-19) pandemic, the Company suspended the 2018 Share Repurchase Program.
During the fiscal year ended February 1, 2020, the Company purchased and held 1,075,749 shares at an average price of $10.52 per share, excluding commissions, for an aggregate amount of $11.3 million, under the 2018 Share Repurchase Program.
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
As of February 1, 2020, the Company held as treasury shares 8,011,372 shares of its common stock at an average price of $13.00 per share, excluding commissions, for an aggregate carrying amount of $104.2 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.
Details on the shares repurchased under the 2018 Share Repurchase Programs during the thirteen weeks ended February 1, 2020 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 3, 2019 - November 30, 2019	53,719	$11.30	53,719	$37,508,389
December 1, 2019 - January 4, 2020	60,444	11.40	60,444	36,819,249
January 5, 2020 - February 1, 2020	92,158	10.61	92,158	35,841,173
	206,321	$11.02	206,321

Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between January 31, 2015, and February 1, 2020, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on January 31, 2015, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

Company/Market/Peer Group	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020
Vera Bradley, Inc.	$100.00	$77.50	$60.83	$48.93	$46.46	$50.23
S&P 500 Index	$100.00	$99.33	$120.06	$147.48	$147.40	$179.17
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$83.78	$71.38	$91.12	$84.92	$78.24

Item 6.        Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the years indicated. The selected income statement data for the most recent three fiscal years presented and the selected balance sheet data as of February 1, 2020 and February 2, 2019 are derived from our audited consolidated financial statements included in Item 8 of this report. The selected income statement data for the fiscal years ended January 28, 2017, and January 30, 2016, and selected balance sheet data as of February 3, 2018, January 28, 2017, and January 30, 2016, are derived from our audited consolidated financial statements that are not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial and other data in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)(2)(3)
($ in thousands, except per share data and as otherwise indicated)	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Consolidated Statement of Operations Data:
Net revenues	$495,212	$416,097	$454,648	$485,937	$502,598
Cost of sales	223,411	177,510	200,639	209,891	221,409
Gross profit	271,801	238,587	254,009	276,046	281,189
Selling, general, and administrative expenses (4)	253,425	211,984	239,810	249,155	236,836
Other income	1,098	498	782	1,329	2,369
Operating income	19,474	27,101	14,981	28,220	46,722
Interest (income) expense, net	(1,085)	(1,125)	(413)	178	263
Income before income taxes	20,559	28,226	15,394	28,042	46,459
Income tax expense (5)	5,315	7,469	8,378	8,284	18,901
Net income	15,244	20,757	7,016	19,758	27,558
Less: Net loss attributable to redeemable noncontrolling interest	(803)	—	—	—	—
Net income attributable to Vera Bradley, Inc.	$16,047	$20,757	$7,016	$19,758	$27,558
Basic weighted-average shares outstanding	33,983	35,222	35,925	36,838	38,795
Diluted weighted-average shares outstanding	34,288	35,467	36,026	36,970	38,861
Basic net income per share attributable to Vera Bradley, Inc.	$0.47	$0.59	$0.20	$0.54	$0.71
Diluted net income per share attributable to Vera Bradley, Inc.	$0.47	$0.59	$0.19	$0.53	$0.71
Net Revenues by Segment (2):
VB Direct	$347,484	$328,034	$351,786	$355,175	$351,286
VB Indirect	81,811	88,063	102,862	130,762	151,312
Pura Vida	65,917	—	—	—	—
Total	$495,212	$416,097	$454,648	$485,937	$502,598
Store Data (6):
Total stores open at end of year	151	156	160	159	150
Comparable sales (including e-commerce) increase (decrease) (7)	3.4%	(10.3)%	(6.7)%	(7.0)%	(10.6)%
Total gross square footage at end of year	386,028	379,792	377,861	368,640	342,362
Average net revenues per gross square foot (8)	$652	$635	$640	$642	$703

	As of
($ in thousands)	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,917	$113,493	$68,751	$86,375	$97,681
Short-term investments	8,977	19,381	54,150	30,152	—
Working capital	131,384	208,912	201,749	193,070	187,090
Long-term investments	14,912	23,735	15,515	—	—
Total assets	535,061	362,148	350,669	373,509	380,679
Shareholders’ equity of Vera Bradley, Inc.	303,770	294,703	285,283	283,786	285,255

(1)
The Company utilizes a 52-53 week fiscal year. Fiscal years 2020, 2019, 2017, and 2016 consisted of 52 weeks. Fiscal year 2018 consisted of 53 weeks. The extra week contributed approximately $4.1 million in net revenues and added an estimated $0.01 to diluted net income per share in fiscal 2018. By segment, the extra week contributed net revenues of approximately $3.0 million to VB Direct and $1.1 million to VB Indirect in fiscal 2018.

(2)
Refer to Note 3 to the Notes to the Consolidated Financial Statements herein regarding the adoption of ASC 606, Revenue from Contracts with Customers, which was effective beginning in fiscal 2019. Also refer to Note 14 regarding Vision 20/20-related charges affecting the comparability of financial information.

(3)
Includes Pura Vida operations as of July 17, 2019, the first full business day following the acquisition. Prior periods have not been recast. Refer to Note 16 to the Notes to the Consolidated Financial Statements herein for additional information.

(4)
Impairment charges, related to underperforming stores, totaled $6.3 million, $12.7 million, and $2.8 million, during the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively. There were no impairment charges during the fiscal years ended February 1, 2020 and February 2, 2019. Refer to Note 5 to the Notes to the Consolidated Financial Statements herein for additional information.

(5)	Fiscal 2018 includes a $2.1 million net charge as a result of the Tax Cuts and Jobs Act. Refer to Note 7 to the Notes to the Consolidated Financial Statements herein for additional information.

(6)	Includes full-line and factory outlet stores.

(7)
Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Increase (decrease) is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Calculation excludes sales for the 53rd week in fiscal 2018. For additional information regarding comparable sales, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(8)
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
Executive Summary
As more fully described herein, fiscal 2020 was the second full year of our Vision 20/20 strategic plan, which we began implementing in the third quarter of fiscal 2018. During fiscal 2020, our key focus areas were on growth, operational excellence, and ownership. We also achieved various strategic product, distribution, and marketing initiatives.
Strategic Progress

•	We acquired a majority interest in Pura Vida.

•	We made progress on our Vision 20/20 initiatives, including:

•	Generating Vera Bradley comparable sales growth of 3.4% despite the challenging handbag and accessories environment;

•	Successfully mitigating the impact of increased tariffs; and

•	Beginning the process of re-platforming our technology systems to be more streamlined, nimble, and efficient.

•	In the Vera Bradley product area:

•	We continued to establish our key franchise areas of Youth/Campus, Travel, and Everyday, which includes our top 10 items.

•	We developed a pipeline for innovative fabrications and silhouettes to drive customer engagement and modernization of the brand.

•	We launched our first in a series of performance fabrics called Performance Twill, which is lightweight, durable, and water-repellent.

▪	We introduced our environmentally-friendly Re-Active collection, made of fabric from recycled plastic bottles.

▪
We introduced the sling along with our Lay Flat collection, versatile travel pieces that unzip on three sides for easy accessibility. The Accessories Council selected Vera Bradley’s Lay Flat Duffel as a winner for its Design Excellence Awards in the Travel/Luggage Category.

•
We successfully introduced collaborations with several iconic brands, including Starbucks, Crocs, Disney, and Gillette Venus to create and sell limited-edition product collections. The Vera Bradley + Venus razor collaboration was recognized in People Magazine’s “Best New Beauty Products of 2019 Awards.” We announced a collaboration with Warner Bros. Consumer Products to create a Vera Bradley + Harry Potter back-to-campus and dorm line, which will launch in summer 2020.

•	We expanded our customization program, where customers can design their own bag by mixing patterns and solids along with creating embroidered personalization both inside and out.

•	In the Vera Bradley distribution area:

•
We opened six new factory stores, relocated and expanded three of our top factory stores, and closed 11 underperforming full-line stores, ending the fiscal year with 88 full-line stores and 63 factory locations.

•	Our annual outlet sale gathered nearly 43,000 brand loyalists and generated sales of over $6 million during the five-day event, highlighting our strong customer community.

•	Our online outlet flash sales allowed us to sell clearance merchandise in a more discreet manner.

•	In the Vera Bradley marketing area:

•
We completed the in-sourcing of our customer data science team, added to our business analytics group, and completed the roll-out of our new customer data platform. The insights gained from our robust data now allow us to adjust our marketing mix and approach on a real-time basis.

•	Our “digital first” strategy, focused on targeted digital efforts, increased brand awareness, with total impressions up more than 170% to over 5.7 billion for the year.

•
Under the umbrella of VB Cares, we reinforced our position as a total stakeholder-focused and socially-conscious organization and continued to strengthen our community support and charitable initiatives that are meaningful to our customers and that make a significant impact on those in need, particularly women and children. Efforts included supporting New Hope Girls, our national “Blessings in a Backpack” program, and the Vera Bradley Foundation for Breast Cancer. We supported nearly 30 different charitable organizations in fiscal 2020.

•	For Pura Vida:

•
We continued to experiment with and introduce new designs in signature cord bracelets and jewelry, as well as introducing new products including the mood ring and bracelet, enameled daisy collection, semi-precious stone charms, and stone hoops.

•	We reached over $2.0 million in lifetime charitable contributions from charity bracelets.

•	We surpassed 1.9 million Instagram followers. Instagram followers, Facebook likes, and monthly club subscribers all rose during the fiscal year.
Financial Summary
Fiscal 2020 results included Pura Vida operations as of July 17, 2019, the first full-day following the acquisition.

•	Net revenues were $495.2 million in fiscal 2020 compared to $416.1 million in fiscal 2019.

•	Vera Bradley Direct (“VB Direct”) segment sales were $347.5 million in fiscal 2020 compared to $328.0 million in fiscal 2019. Comparable sales for fiscal 2020 increased 3.4%.

•	Vera Bradley Indirect (“VB Indirect”) segment sales were $81.8 million in fiscal 2020 compared to $88.1 million in fiscal 2019.

•	Pura Vida segment sales were $65.9 million in fiscal 2020.

•
Gross profit was $271.8 million (54.9% of net revenue) in fiscal 2020 compared to $238.6 million (57.3% of net revenue) in fiscal 2019. Inventory step-up amortization related to the Pura Vida acquisition totaled $8.3 million (1.7% of net revenue) during fiscal 2020.

•
SG&A expenses were $253.4 million (51.2% of net revenue) in fiscal 2020 compared to $212.0 million (50.9% of net revenue) in fiscal 2019. SG&A expenses include $8.0 million of Pura Vida purchase-related net charges and $3.0 million of charges related to the Company’s technology-related re-platforming during fiscal 2020.

•
Operating income was $19.5 million (3.9% of net revenue) in fiscal 2020 compared to $27.1 million (6.5% of net revenue) in fiscal 2019. Operating income was negatively impacted by Pura Vida purchase-related net charges of $16.3 million and charges of $3.0 million related to the Company’s technology-related re-platforming.

•
Net income attributable to Vera Bradley, Inc. was $16.0 million in fiscal 2020 compared to $20.8 million in fiscal 2019. Net income attributable to Vera Bradley, Inc. was negatively impacted by Pura Vida purchase-related net charges of $9.7 million and charges of $2.4 million related to the Company’s technology-related re-platforming.

•
Diluted net income per share was $0.47 in fiscal 2020 compared to $0.59 in fiscal 2019. The Pura Vida purchase-related net charges and the Company’s technology re-platforming negatively impacted diluted net income per share by $0.35 in fiscal 2020.

•
Cash, cash equivalents, and investments were $73.8 million at February 1, 2020 compared to $156.6 million at February 2, 2019. The Company provided cash consideration of $76.0 million during fiscal 2020 for the Pura Vida acquisition.

•	Capital expenditures for fiscal 2020 totaled $13.3 million compared to $8.1 million for fiscal 2019.

•	Repurchases of common stock for fiscal 2020 totaled $11.3 million, or 1.1 million shares, compared to $16.3 million, or 1.3 million shares, in fiscal 2019.

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
Measuring the change in year-over-year comparable sales allows us and our investors to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:

•	Overall economic trends;

•	Consumer preferences and fashion trends;

•	Competition;

•	Timing of our releases of new patterns and collections;

•	Changes in our product mix;

•	Pricing and level of promotions;

•	Amount of store, mall, and e-commerce traffic;

•	Level of customer service that we provide in stores and to our on-line customers;

•	Our ability to source and distribute products efficiently;

•	Number of stores we open and close in any period; and

•	Timing and success of promotional and marketing efforts.
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
Net Loss Attributable to Redeemable Noncontrolling Interest
Net loss attributable to redeemable noncontrolling interest represents the operating results of Pura Vida that are not attributable to Vera Bradley, Inc. based on Vera Bradley Inc.’s seventy-five percent (75%) ownership interest in Pura Vida.
Net Income Attributable to Vera Bradley, Inc.
Net income attributable to Vera Bradley, Inc. is equal to net income less net loss attributable to redeemable noncontrolling interest.
2019 Novel Coronavirus (COVID-19)
COVID-19, first identified in Wuhan, China, has led to work and travel restrictions within, to, and out of mainland China, as well as temporary factory closures or production and logistics constraints due to workforce availability in China. Although we continue to reduce our reliance on production from China, we expect our China production to be approximately 20% during fiscal 2021. As a result of the aforementioned restrictions, we may experience delayed shipments and increased shipping costs for some of our fiscal 2021 merchandise. Travel restrictions, mall closures or reduced mall operating hours, and community and self-quarantines related to the pandemic could have a material adverse impact on the Company’s revenues and profits. As a result, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted.
In light of the pandemic, we have temporarily closed our retail stores. The stores are currently closed through April 4, 2020; however, some or all of the closures will likely continue beyond this date. Sales have declined as a result of the impact on consumer demand and the reduced store operations. Our e-commerce sites for Vera Bradley and Pura Vida are still in operation. We cannot predict the impact of COVID-19 at this time due to the uncertainty of the duration and impact on overall demand. We had $73.8 million in cash and investments as of February 1, 2020, with no borrowings under our Credit Agreement, further described in Liquidity and Capital Resourced herein. Subsequent to the end of the fiscal year, we have drawn $60.0 million of our $75.0 million Credit Agreement to provide additional flexibility.

Pura Vida Acquisition
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. which also operates under the name Pura Vida Bracelets (“Pura Vida”) (the “Transaction”) in exchange for cash consideration of approximately $75.0 million. During the third quarter of fiscal 2020, the Company provided additional cash consideration of approximately $3.0 million for a working capital adjustment. In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment is recorded as an earn-out liability on the Company’s Consolidated Balance Sheets at its estimated amount payable of $18.4 million. Subsequent to the end of the fiscal year, the Company paid the earn-out liability. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing.
On July 16, 2019, as contemplated by the Interest Purchase Agreement, the Company and certain of its subsidiaries and the owners of the remaining twenty-five percent (25%) ownership interest in Pura Vida (the “Sellers”) which was not indirectly acquired by the Company (the “Remaining Pura Vida Interest”) entered into a Put/Call Agreement (the “Put/Call Agreement”). Pursuant to the Put/Call Agreement, and subject to the terms and conditions thereof, the Sellers have the right to sell all of the Remaining Pura Vida Interest to the Company, and the Company has the right to purchase all of the Remaining Pura Vida Interests from the Sellers, in each case generally at any time following the fifth anniversary of the closing date of the Transaction until the tenth anniversary thereof. The purchase price for any Remaining Pura Vida Interest put to, or called by, the Company will be determined based on the arithmetic average of a multiple of adjusted EBITDA of Pura Vida and a multiple of adjusted EBITDA of the Company, as defined in the Put/Call Agreement, over the twelve-month period ending on the last day of the month immediately preceding the month in which an exercise notice is delivered by a relevant party. In the event of a change in control of the Company, the parties may exercise a portion of their put and call rights prior to the fifth anniversary of the closing date (as defined in the Put/Call Agreement).
Pura Vida has been fully consolidated within our financial statements beginning on July 17, 2019, the first full day following the acquisition. Pura Vida was also added as a reportable segment as a result of the acquisition. Refer to Note 16 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Leases
We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, beginning in the first quarter of fiscal 2020 using the modified retrospective adoption method. The adoption of this standard impacted fiscal 2020 beginning retained earnings by $0.2 million. As a result of the adoption of ASC Topic 842 using the modified retrospective method, the financial statements from the prior-year period are not reported under ASC Topic 842 which affects the comparability of the Consolidated Financial Statements. The primary impact from the adoption of the standard is the addition of right-of-use assets and lease liabilities on the Company's Consolidated Balance Sheet. The Consolidated Statements of Cash Flows also had material presentation changes within operating activities upon adoption. The adoption of this standard had no impact on the Consolidated Statements of Operations.
Refer to Notes 2 and 4 to the Notes to the Consolidated Financial Statements herein for additional information.
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
The SG&A expense reduction initiatives include right-sizing our corporate infrastructure to better align with the size of the business, optimizing our marketing spending by focusing on efficiencies while keeping our most loyal customer engaged, and taking a more aggressive stance on reducing store operating costs and closing underperforming full-line stores. We reduced SG&A expenses by $23.5 million in fiscal 2019 (based off of our fiscal 2017 base level and excluding severance, store impairment, and Vision 20/20 charges from all periods). We have closed a total of 26 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close additional full-line stores.

The implementation of the plan began in the third quarter of fiscal 2018, with the majority of the product and pricing initiatives completed in fiscal 2019. As previously mentioned, fiscal 2020 was focused on growth, operational excellence, and ownership. The SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right-sizing our corporate infrastructure. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during fiscal 2019 or fiscal 2020.
We incurred the following Vision 20/20-related charges during the fiscal year ended February 3, 2018 (in thousands):

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

(1) Refer to Note 5 to the Notes to the Consolidated Financial Statements herein for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge and accelerated depreciation charges
(5) After the associated tax benefit, the charges totaled $10.6 million
Tax Act
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that allows for full expensing for qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income (“GILTI”), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As a result of the enactment of the Tax Act, we recorded $2.1 million in provisional income tax expense during the fourth quarter of fiscal 2018 based upon our understanding of the Tax Act and guidance as of the date of the fiscal 2018 filing. There were no material changes to the provisional estimates upon completion of the accounting during fiscal 2019. Refer to Note 7 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Tax Act.
Impairment Charges
Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the property, plant, and equipment are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Notes to the Consolidated Financial Statements herein. Impairment charges of $6.3 million were recognized in the fiscal year ended February 3, 2018 for assets related to underperforming stores and are included in SG&A expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the VB Direct segment. There were no impairment charges recorded during the fiscal years ended February 1, 2020 or February 2, 2019.
Revenue from Contracts with Customers
We adopted Accounting Standards Codification (“ASC”) Topic 606 beginning in the first quarter of fiscal 2019 using the modified retrospective adoption method. The adoption of this standard impacted fiscal 2019 beginning retained earnings by $0.5 million. As a result of the adoption of ASC Topic 606 using the modified retrospective method, the financial statements from the prior-year periods are not reported under ASC Topic 606 which affects the comparability of the Consolidated Financial Statements. The primary impacts from the adoption of the standard are that we are no longer reversing sales associated with shipments not yet received by customers, gift card breakage revenue recognition is accelerated, a change in the method of recognizing minimum guaranteed royalties in certain licensing agreements, and the re-classification of certain liabilities for estimated product returns to other accrued liabilities from a contra-asset within accounts receivable, net, in the fiscal 2019 period. Refer to Note 3 to the Notes to the Consolidated Financial Statements herein for additional information, as well as what the reported financial results would have been under prior accounting principles generally accepted in the United States (“GAAP”).
Results of Operations
The following tables summarize key components of our consolidated results of operations for the last three fiscal years, both in dollars and as a percentage of our net revenues. Fiscal 2020 includes Pura Vida operations beginning on July 17, 2019, the first full business day following the acquisition. Prior periods have not been recast. Refer to Note 16 to the Notes to Consolidated Financial Statements herein for additional information.

	Fiscal Year Ended (1)
($ in thousands)	February 1, 2020	February 2, 2019	February 3, 2018
Statement of Income Data:
Net revenues	$495,212	$416,097	$454,648
Cost of sales	223,411	177,510	200,639
Gross profit	271,801	238,587	254,009
Selling, general, and administrative expenses (2)	253,425	211,984	239,810
Other income	1,098	498	782
Operating income	19,474	27,101	14,981
Interest income, net	(1,085)	(1,125)	(413)
Income before income taxes	20,559	28,226	15,394
Income tax expense (3)	5,315	7,469	8,378
Net income (4)	15,244	20,757	7,016
Less: Net loss attributable to redeemable noncontrolling interest	(803)	—	—
Net income attributable to Vera Bradley, Inc.	$16,047	$20,757	$7,016
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	45.1%	42.7%	44.1%
Gross profit	54.9%	57.3%	55.9%
Selling, general, and administrative expenses	51.2%	50.9%	52.7%
Other income	0.2%	0.1%	0.2%
Operating income	3.9%	6.5%	3.3%
Interest income, net	(0.2)%	(0.3)%	(0.1)%
Income before income taxes	4.2%	6.8%	3.4%
Income tax expense	1.1%	1.8%	1.8%
Net income	3.1%	5.0%	1.5%
Less: Net loss attributable to redeemable noncontrolling interest	(0.2)%	—%	—%
Net income attributable to Vera Bradley, Inc.	3.2%	5.0%	1.5%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and full-line and factory outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	February 1, 2020	February 2, 2019	February 3, 2018
Net Revenues by Segment:
VB Direct	$347,484	$328,034	$351,786
VB Indirect	81,811	88,063	102,862
Pura Vida	65,917	—	—
Total	$495,212	$416,097	$454,648
Percentage of Net Revenues by Segment:
VB Direct	70.2%	78.8%	77.4%
VB Indirect	16.5%	21.2%	22.6%
Pura Vida	13.3%	—%	—%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Store Data (5):
Total stores opened during period	6	6	7
Total stores closed during period	(11)	(10)	(6)
Total stores open at end of period	151	156	160
Comparable sales (including e-commerce) increase (decrease) (6)	3.4%	(10.3)%	(6.7)%
Total gross square footage at end of period	386,028	379,792	377,861
Average net revenues per gross square foot (7)	$652	$635	$640

(1)
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2020 and 2019 consisted of 52 weeks. Fiscal year 2018 consisted of 53 weeks. The extra week contributed approximately $4.1 million in net revenues and added an estimated $0.01 to diluted net income per share in fiscal 2018. By segment, the extra week contributed net revenues of approximately $3.0 million to VB Direct and $1.1 million to VB Indirect in fiscal 2018.

(2)
Impairment charges, related to underperforming stores, totaled $6.3 million during the fiscal year ended February 3, 2018. There were no impairment charges recorded during the fiscal years ended February 1, 2020 and February 2, 2019.

(3)	Fiscal 2018 includes a $2.1 million net charge as a result of the Tax Act. Refer to Note 7 to the Notes to the Consolidated Financial Statements herein for additional information.

(4)
Refer to Note 3 to the Notes to the Consolidated Financial Statements herein regarding adoption of ASC 606, Revenue from Contracts with Customers, which was effective beginning in fiscal 2019. Also refer to Note 14 regarding Vision 20/20-related charges affecting the comparability of financial information.

(5)	Includes Vera Bradley full-line and factory outlet stores.

(6)
Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Increase (decrease) is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Calculation excludes sales for the 53rd week in fiscal 2018.

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

Fiscal 2020 Compared to Fiscal 2019
Net Revenues
For fiscal 2020, net revenues increased $79.1 million, or 19.0%, to $495.2 million, from $416.1 million for fiscal 2019.

VB Direct. For fiscal 2020, net revenues increased $19.5 million, or 5.9%, to $347.5 million, from $328.0 million for fiscal 2019. Our comparable sales increased $10.4 million, or 3.4%. The increase in comparable sales includes a 7.4% increase in e-commerce sales and a 2.0% increase in comparable store sales which we believe indicates that our customers are responding to both our innovative product and our targeted consumer engagement efforts. Our non-comparable stores contributed $9.7 million of revenue, which included six additional factory outlet stores opened in the current fiscal year.
VB Indirect. For fiscal 2020, consistent with recent periods, net revenues decreased $6.3 million, or 7.1%, to $81.8 million, from $88.1 million for fiscal 2019. This decrease was primarily due to a reduction in orders and in the number of specialty and department store accounts.
Pura Vida. For the partial period of fiscal 2020 since the acquisition, net revenues attributable to Pura Vida were $65.9 million. Refer to Note 16 to the Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Gross Profit
For fiscal 2020, gross profit increased $33.2 million, or 13.9%, to $271.8 million, from $238.6 million for fiscal 2019. As a percentage of net revenues, gross profit decreased to 54.9% for fiscal 2020, from 57.3% for fiscal 2019. The amortization of $8.3 million of expense for an inventory step-up adjustment as a result of the Pura Vida acquisition negatively impacted gross profit as a percentage of net revenues by 1.7%. The remaining decrease as a percentage of net revenues was primarily due to increased shipping costs, increased consumer spending during promotional and clearance periods in the fourth quarter, and the impact of U.S. tariffs on goods from China, partially offset by improvement in full-price selling.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2020, SG&A expenses increased $41.4 million, or 19.5%, to $253.4 million, from $212.0 million for fiscal 2019. As a percentage of net revenues, SG&A expenses were 51.2% and 50.9% for fiscal 2020 and fiscal 2019, respectively. The increase in SG&A expenses was primarily due to Pura Vida operating expenses of $28.2 million; Pura Vida acquisition-related charges of approximately $6.4 million including intangible asset amortization, acquisition-related transaction costs, and a reduction to expense associated with a reduction of the earn-out liability; $3.0 million of certain professional fees and accelerated depreciation charges related to our information technology re-platforming; $1.6 million associated with incremental stock-based compensation expense as a result of Pura Vida performance and Pura Vida transaction bonuses; and an increase in certain advertising and marketing expenses of approximately $0.9 million. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, partially offset by SG&A expense leverage associated with increased sales.
Other Income
For fiscal 2020, other income increased $0.6 million, or 120.5%, to $1.1 million, from $0.5 million for fiscal 2019, primarily due to a legal settlement.
Operating Income
For fiscal 2020, operating income decreased $7.6 million, or 28.1%, to $19.5 million from $27.1 million for fiscal 2019. As a percentage of net revenues, operating income was 3.9% and 6.5% for fiscal 2020 and fiscal 2019, respectively. Operating income decreased due to the factors described above.
The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	February 1, 2020	February 2, 2019
Operating Income (Loss):
VB Direct	$68,505	$67,862	$643	0.9%
VB Indirect	31,077	34,500	(3,423)	(9.9)%
Pura Vida	(3,179)	—	(3,179)	—%
Less: Unallocated corporate expenses	(76,929)	(75,261)	(1,668)	2.2%
Operating income	$19,474	$27,101	$(7,627)	(28.1)%

VB Direct. For fiscal 2020, operating income increased $0.6 million, or 0.9%. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 19.7% and 20.7% for fiscals 2020 and 2019, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to an increase in certain advertising expenses, certain professional fees and accelerated depreciation charges for the Company’s technology re-platforming, and a decrease in gross margin as a percentage of net revenues as described above, partially offset by SG&A expense leverage associated with increased sales.
VB Indirect. For fiscal 2020, operating income decreased $3.4 million, or 9.9%. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 38.0% and 39.2% for fiscals 2020 and 2019, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense deleverage associated with lower sales and a decrease in gross margin as a percentage of net revenues as described above.
Pura Vida. For fiscal 2020, operating loss in the Pura Vida segment was $3.2 million, or (4.8)% of Pura Vida segment net revenues. These operating results included $8.3 million related to an inventory step-up adjustment and $5.4 million of intangible asset amortization expense. Refer to Note 16 to the Notes to Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For fiscal 2020, unallocated expenses increased $1.7 million, or 2.2%. The increase in unallocated expenses was primarily due to Pura Vida acquisition-related transaction costs of $2.7 million; $1.4 million of incremental stock-based compensation expense associated with Pura Vida performance and Pura Vida transaction bonuses; and $1.0 million of certain professional fees and accelerated depreciation charges for the Company’s technology re-platforming. These expenses were partially offset by a $1.9 million decrease in unallocated advertising expenses and a $1.6 million adjustment to reduce the earn-out liability related to the Pura Vida acquisition.
Interest Income, Net
For fiscal 2020 and fiscal 2019, net interest income was $1.1 million.
Income Tax Expense
For fiscal 2020, we recorded income tax expense of $5.3 million at an effective tax rate of 25.9%, compared to 26.5% for fiscal 2019. The effective tax rate was substantially similar with the prior-year period.
Net Income
For fiscal 2020, net income decreased $5.6 million, or 26.6%, to $15.2 million from $20.8 million in fiscal 2019 due to the factors described above.
Net Loss Attributable to Redeemable Noncontrolling Interest
For fiscal 2020, net loss attributable to redeemable noncontrolling interest was $0.8 million. This represents the allocation of the Pura Vida net loss to the noncontrolling interest. The net loss was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For fiscal 2020, net income attributable to Vera Bradley, Inc. decreased $4.8 million to $16.0 million from $20.8 million in fiscal 2019 due to the factors described above.

Fiscal 2019 Compared to Fiscal 2018
Net Revenues
For fiscal 2019, net revenues decreased $38.5 million, or 8.5%, to $416.1 million, from $454.6 million for fiscal 2018. Fiscal 2018 includes approximately $4.1 million of net revenues related to the 53rd week. The adoption of ASC 606 benefited the fiscal 2019 period by $1.5 million.
VB Direct. For fiscal 2019, net revenues decreased $23.8 million, or 6.8%, to $328.0 million, from $351.8 million for fiscal 2018. This change resulted from a $14.0 million contribution of revenue from our non-comparable stores, which included six additional factory outlet stores in fiscal 2019, more than offset by a comparable sales decrease of $34.5 million, or 10.3%, and approximately $3.0 million of net revenues generated from the 53rd week in fiscal 2018. The decrease in comparable sales includes a 24.7% decrease in e-commerce sales and a 4.2% decrease in comparable store sales. Comparable sales (particularly for verabradley.com) were negatively impacted by the planned reduction in clearance activity. The aggregate number of full-line and factory outlet stores decreased from 160 at the end of fiscal 2018 to 156 at the end of fiscal 2019. The Company closed ten stores during fiscal 2019.
The adoption of ASC 606 negatively impacted VB Direct segment net revenues in the fiscal 2019 period by $0.1 million.
VB Indirect. For fiscal 2019, net revenues decreased $14.8 million, or 14.4%, to $88.1 million, from $102.9 million for fiscal 2018, primarily due to a decline in orders from the Company's specialty retail accounts and certain key accounts, as well as approximately $1.1 million of net revenues generated from the 53rd week in fiscal 2018.
The adoption of ASC 606 benefited VB Indirect segment net revenues in the fiscal 2019 period by $1.6 million primarily due to the timing of shipments to customers as a result of changes in the frequency of product launches compared to the prior-year period.
Gross Profit
For fiscal 2019, gross profit decreased $15.4 million, or 6.1%, to $238.6 million, from $254.0 million for fiscal 2018. As a percentage of net revenues, gross profit increased to 57.3% for fiscal 2019, from 55.9% for fiscal 2018. The increase as a percentage of net revenues was primarily due to reduced clearance activity and increased full-price selling on verabradley.com and in our full-line stores, freight and shipping savings, channel mix changes, and a reduction in product costs. Fiscal 2018 included certain reserves taken against slow-moving inventory in the second quarter and adjustments taken against certain inventory categories as a result of Vision 20/20 initiatives in the third quarter that did not recur in fiscal 2019.
The adoption of ASC 606 benefited the fiscal 2019 period gross profit by $0.8 million primarily due to the factors described above.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2019, SG&A expenses decreased $27.8 million, or 11.6%, to $212.0 million, from $239.8 million for fiscal 2018. As a percentage of net revenues, SG&A expenses were 50.9% and 52.7% for fiscal 2019 and fiscal 2018, respectively. The decrease in SG&A expenses was primarily due to expenses incurred in the fiscal 2018 period that did not recur in the fiscal 2019 period that provided savings of approximately $18.4 million, of which $6.4 million related to severance expenses, $6.3 million related to store impairment charges, and $4.6 million related to strategic consulting charges. In addition, there were approximately $9.4 million in expense reductions due in part to expense management strategies associated with Vision 20/20, including a $4.7 million decrease in employee-related expenses and a $2.2 million decrease in depreciation expenses. SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned expense savings, partially offset by SG&A expense deleverage associated with lower sales.
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

The adoption of ASC 606 benefited the fiscal 2019 period operating income by $0.8 million due to the factors described above.

The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	February 2, 2019	February 3, 2018
Operating Income:
VB Direct	$67,862	$60,979	$6,883	11.3%
VB Indirect	34,500	34,763	(263)	(0.8)%
Pura Vida	—	—	—	—%
Less: Unallocated corporate expenses	(75,261)	(80,761)	5,500	(6.8)%
Operating income	$27,101	$14,981	$12,120	80.9%
VB Direct. For fiscal 2019, operating income increased $6.9 million, or 11.3%. As a percentage of Direct segment net revenues, operating income in the VB Direct segment was 20.7% and 17.3% for fiscals 2019 and 2018, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to $6.3 million in store impairment charges incurred in the fiscal 2018 period that did not recur in the fiscal 2019 period, a $5.9 million reduction in employee-related expenses due in part to expense management strategies associated with Vision 20/20, and a reduction of $1.6 million in depreciation expense primarily as a result of prior-year store impairment charges. In addition, there was an increase in gross margin as a percentage of net revenues. These benefits were partially offset by SG&A expense deleverage associated with lower sales.
The adoption of ASC 606 negatively impacted the fiscal 2019 period VB Direct segment operating income by $0.1 million.
VB Indirect. For fiscal 2019, operating income decreased $0.3 million, or 0.8%. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 39.2% and 33.8% for fiscals 2019 and 2018, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues, a reduction in employee-related expenses, and severance expenses incurred in the fiscal 2018 period that did not recur in the fiscal 2019 period, as described above, partially offset by SG&A expense deleverage associated with lower sales.
The adoption of ASC 606 benefited the fiscal 2019 period VB Indirect segment operating income by $0.9 million due to the factors described above.
Corporate Unallocated. For fiscal 2019, unallocated expenses decreased $5.5 million, or 6.8%. The decrease in unallocated expenses was primarily due to expenses from the fiscal 2018 period that did not recur in the fiscal 2019 period, including $4.6 million in severance charges and $4.6 million in strategic consulting charges. These savings were partially offset by an increase in incentive compensation expense of approximately $2.5 million primarily as a result of Company performance.
Interest Income, Net
For fiscal 2019, net interest income increased $0.7 million, or 172.4%, to $1.1 million, from $0.4 million in fiscal 2018. The year-over-year increase was primarily a result of interest earned on our investment portfolio and certificates of deposit. Refer to Note 15 to the Notes to Consolidated Financial Statements herein for additional information regarding our investments.
Income Tax Expense
For fiscal 2019, we recorded income tax expense of $7.5 million at an effective tax rate of 26.5%, compared to 54.4% for fiscal 2018. The year-over-year decrease in the effective tax rate was primarily due to a decreased annual effective tax rate as a result of the reduction in the U.S. corporate income tax rate to 21% from 35%, and the relative impact of $2.1 million of net charges in the fiscal 2018 period associated with the Tax Act enacted during the fourth quarter. Refer to Note 7 to the Notes to Consolidated Financial Statements herein for additional information regarding the Tax Act.

Net Income
For fiscal 2019, net income increased $13.8 million, or 195.9%, to $20.8 million from $7.0 million in fiscal 2018 due to the factors described above. The fiscal 2018 period included severance charges of $6.6 million, store impairment charges of $6.3 million; strategic consulting charges of $4.6 million; inventory adjustments of $0.9 million; and net lease termination charges and other Vision 20/20 charges of $1.1 million ($12.3 million collectively after the associated tax benefit) that did not recur in the fiscal 2019 period. There was an additional $2.1 million recorded in income tax expense in the fiscal 2018 period related to the Tax Act.
The adoption of ASC 606 benefited the fiscal 2019 period net income by $0.6 million due to the factors described above.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which was entered into on September 7, 2018. There were no borrowings under the Credit Agreement during the fiscal year ended February 1, 2020, and there was no debt outstanding as of February 1, 2020. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

In light of the COVID-19 pandemic, we anticipate that we will have increased needs for cash due to store closures and a general decline in sales related to the pandemic. While we believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, for the foreseeable future, we cannot predict the full cash needs of the Company during the pandemic, which may be substantial, and cannot guarantee that current cash on hand and cash equivalents, investments, cash flows and borrowings will be sufficient to meet all cash needs. Subsequent to the end of the fiscal year, we have drawn $60.0 million of our $75.0 million Credit Agreement to provide additional flexibility as a result of the pandemic.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of February 1, 2020 and February 2, 2019, these investments consisted of commercial paper and a money market fund.
Short-Term Investments. As of February 1, 2020, short-term investments consisted of U.S. and non-U.S. corporate debt securities, commercial paper, municipal securities, and U.S. asset-backed securities with a maturity within one year of the balance sheet date. As of February 2, 2019, short-term investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, U.S. Treasury securities, and commercial paper.
Long-Term Investments. As of February 1, 2020, long-term investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and other foreign securities with a maturity greater than one year from the balance sheet date. As of February 2, 2019, these investments consisted of U.S. and non-U.S. corporate debt and asset-backed securities and municipal securities.
Refer to Note 15 to the Notes to Consolidated Financial Statements herein for additional information regarding our investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net cash provided by operating activities	$20,624	$43,564	$42,642
Net cash (used in) provided by investing activities	(69,966)	17,955	(51,604)
Net cash used in financing activities	(14,285)	(16,771)	(8,649)

Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities was $20.6 million during fiscal 2020, as compared to $43.6 million during fiscal 2019. The decrease in cash provided by operating activities was primarily a result of the change in inventories, accrued and other liabilities, and income taxes. The change in inventories resulted in a $12.6 million use of cash, primarily as a result of accelerated inventory receipts, compared to a $4.0 million use of cash in the comparable prior-year period. The change in income taxes resulted in a $0.3 million use of cash compared to a $4.9 million source of cash in the comparable prior-year period primarily as a result of timing of payments. The change in accrued and other liabilities resulted in a $7.9 million use of cash compared to a $0.1 million source of cash in the comparable prior-year period primarily due to timing of expenses, Vera Bradley incentive compensation earned in fiscal 2019 and paid in fiscal 2020, as well as payments for Pura Vida accrued expenditures.
Net cash provided by operating activities was $43.6 million during fiscal 2019, as compared to $42.6 million during fiscal 2018. The increase in cash provided by operating activities was primarily a result of the increase of $13.8 million in net income and the change in income taxes and accrued and other liabilities which resulted in a $4.9 million and $0.1 million source of cash in the fiscal 2019 period, respectively as compared to a use of cash of $0.9 million and $5.4 million in fiscal 2018, respectively. These factors were partially offset by the change in accounts receivable which resulted in a $0.4 million source of cash as compared to a $7.3 million source of cash in the fiscal 2018 period, primarily as a result of timing and a decrease in VB Indirect segment net revenues and by a reduction of $17.1 million in non-cash and cash adjustments. The change in non-cash and cash adjustments was primarily a result of non-cash deferred income taxes and store impairment charges.
Cash payments of approximately $7.6 million were made as a result of Vision 20/20 initiatives during the fiscal 2018 period. Refer to Note 14 to the Notes to Consolidated Financial Statements herein for additional information.
Net Cash (Used in) Provided by Investing Activities
Investing activities consisted primarily of short-term investments, long-term investments, and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments, as well as the Pura Vida acquisition.
Net cash used in investing activities was $70.0 million in fiscal 2020, compared to net cash provided by investing activities of $18.0 million in fiscal 2019. The increase in cash used in investing activities was a result of the acquisition of a 75% interest in Pura Vida. Refer to Note 16 to the Notes to Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Net cash provided by investing activities was $18.0 million in fiscal 2019, compared to net cash used in investing activities of $51.6 million in fiscal 2018. The increase in cash provided by investing activities was primarily a result of net investment activity related to debt securities and certificates of deposit in the fiscal 2019 period compared to the fiscal 2018 period.
Capital expenditures for fiscal 2021 are expected to be approximately $8.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $14.3 million in fiscal 2020 compared to $16.8 million in fiscal 2019. The decrease in cash used in financing activities was primarily due to a decrease in cash purchases of our common stock partially offset by $1.8 million of distributions to the owners of the redeemable noncontrolling interest of Pura Vida.

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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of February 1, 2020.
The Credit Agreement also requires the loan parties, as defined in the Credit Agreement, to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the Credit Agreement.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases. As of February 1, 2020, our contractual cash obligations over the next several periods are as follows:

	Payments Due by Period (4)
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases (1)(2)	$158,061	$27,531	$54,483	$41,113	$34,934
Purchase obligations (3)	43,020	43,020	—	—	—
Total	$201,081	$70,551	$54,483	$41,113	$34,934

(1)
Our store leases are generally ten years with varying renewal options. Our future operating lease obligations would change if we were to extend these leases, terminate these leases early, or if we were to enter into new operating leases. We forecast that we will close additional full-line stores. Additional potential closures are not reflected in the table until an agreement with the landlord has been reached.

(2)
Includes lease and nonlease components (recognized as a single lease component) included in the measurement of the lease liability. Refer to Notes 2 and 4 to the Notes to Consolidated Financial Statements herein for additional information.

(3)	Purchase obligations consist primarily of inventory purchases.

(4)
Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at February 1, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.1 million of uncertain tax positions have been excluded from the contractual obligations table above.

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
The balance of inventory adjustments was $0.7 million and $0.6 million for these matters as of the fiscal years ended February 1, 2020, and February 2, 2019, respectively. The balance related primarily to certain collections being discontinued or currently discontinued by Vera Bradley and retired patterns. We have the ability to move retired finished goods through a number of channels, including the Vera Bradley annual outlet sale, our Vera Bradley website and online outlet site, factory outlet stores, and through third-party liquidators as needed.

Income Taxes
Our effective tax rate is based on our pre-tax income, statutory tax rates, tax laws and regulations, and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. Taxing authorities periodically audit our income tax returns. We believe that our tax filing positions are reasonable and legally supportable. Taxing authorities, however, may take a contrary position. Our results of operations and effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevail in positions for which we have established reserves, or are required to pay amounts in excess of established reserves. The balance of the gross amount of unrecognized tax benefits (excluding interest and penalties) was $0.1 million as of February 1, 2020, February 2, 2019, and February 3, 2018. Benefits of $19 thousand, $17 thousand, and $0.5 million were recognized in income tax expense for these matters during the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively.
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes, among other things, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, bonus depreciation that allows for full expensing for qualified property, the transition of U.S. international taxation from a worldwide system to a territorial system with a new provision designed to tax global intangible low-taxed income (“GILTI”), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As a result of the enactment of the Tax Act, we recorded $2.1 million in provisional income tax expense during the fourth quarter of fiscal 2018 based upon our understanding of the Tax Act and guidance as of the date of the fiscal 2018 filing. There were no material changes to the provisional estimates upon completion of the accounting during fiscal 2019. Refer to Note 7 to the Notes to Consolidated Financial Statements herein for additional information regarding the Tax Act.
Valuation of Long-lived Assets
Property, plant, and equipment and operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In evaluating an asset group for recoverability, we estimate the future cash flows expected to result from the use of the asset group at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset group is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $6.3 million for the period ended February 3, 2018. There were no impairment charges recorded for the periods ended February 1, 2020 and February 2, 2019.
The discounted cash flow models used to estimate the applicable fair values involve numerous estimates and assumptions that are highly subjective. Changes to these estimates and assumptions could materially impact the fair value estimates. The estimates and assumptions critical to the overall fair value estimates include: (1) estimated future cash flow generated at the store level; (2) discount rates used to derive the present value factors used in determining the fair values; and (3) market rentals at the retail store. These and other estimates and assumptions are impacted by economic conditions and our expectations and may change in the future based on period-specific facts and circumstances. If economic conditions were to deteriorate, future impairment charges may be required.
Business Combinations
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
These fair value assessments require management judgment and include the use of significant estimates and assumptions including future cash flows, discount and other market rates, and asset lives, among other items. The details of these assessments for the Pura Vida acquisition are as follows:

•
Inventories were valued using the cost approach. The significant assumptions used for the valuation include inventory balances, projected gross and operating margins, and cost and time to dispose (sell) inventory on hand.

•
The brand intangible asset was valued using the relief-from-royalty method. The significant assumptions used for the valuation include the royalty rate, estimated projected revenues, long-term growth rate, and the discount rate.

•
Customer relationships were valued using the multi-period excess earnings method. Significant assumptions used for the valuation include projected cash flows, the discount rate, and customer attrition rate.

•
Contingent consideration related to the earn-out provision was valued using a Monte Carlo simulation in order to forecast the value of the potential future payment. Significant assumptions used for the valuation include the discount rate, projected cash flows, and calculated volatility.

Goodwill and Other Intangible Assets
Upon an acquisition, the Company records the fair value of the identifiable intangible assets. As of February 1, 2020, these items consisted of the Pura Vida brand, customer relationships, and non-competition agreements. Assets that are determined to have an indefinite life, including goodwill and the Pura Vida brand, are not amortized but are assessed for impairment at least annually or whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Definite-lived intangible assets, including customer relationships and non-competition agreements, are amortized over their estimated useful lives and are also subject to impairment testing, similar to the Company’s long-lived assets.
Goodwill. The Company may first use a qualitative analysis to determine whether the quantitative process is required to be performed. The qualitative analysis may assess whether it is more-likely-than-not that the fair value of the reporting unit (including goodwill) is less than its carrying value. This qualitative analysis may include, but is not limited to: macroeconomic factors; industry and market considerations; cost factors that have a negative effect on earnings and cash flows; entity specific factors; a change in the composition or carrying amount of the reporting unit’s net assets; and a sustained decrease in stock price. If it is determined that it is more-likely-than-not that the fair value is less than the carrying value after this analysis, a quantitative impairment test is performed.
The quantitative impairment test compares the fair value of a reporting unit with its carrying amount. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if any, not to exceed the total amount of goodwill allocated to the reporting unit. The fair value is determined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. This fair value includes factors such as estimated discount rates and estimated revenue growth rates. Actual results could differ from these estimates. Additional impairment charges may be required if conditions were to deteriorate.
Tradename. The Pura Vida tradename may first be evaluated using a qualitative analysis, similar to the approach for goodwill. If a quantitative analysis is required, the Company estimates the fair value of the tradename by utilizing the relief-from-royalty method. The significant assumptions used for the valuation include the royalty rate, estimated projected revenues, long-term growth rate, and the discount rate. If the carrying value of the tradename exceeds the fair value estimate, an impairment charge is recorded to write the tradename down to its fair value.
Other intangible assets. Definite-lived intangible assets include customer relationships. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If determined that the asset group may not be recoverable, the Company estimates the fair value of the customer relationships by utilizing the multi-period excess earnings method. Significant assumptions used for the valuation include projected cash flows, the discount rate, and customer attrition rate. If the carrying value of the customer relationships exceeds the applicable fair value estimate, an impairment charge is recorded to write the asset group down to its fair value.
Transactions with Related Parties
See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this report for information regarding transactions with related parties.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our asset-based revolving credit agreement (the “Credit Agreement”). The Credit Agreement allows for a revolving credit commitment of $75.0 million, bearing interest at a variable rate, based on a per annum rate equal to either (i) for CBFR borrowings (including swingline loans), the CB Floating Rate, where the CB Floating Rate is the prime rate which shall never be less than the adjusted one month LIBOR rate on such day, plus the Applicable Rate, where the Applicable Rate is a percentage spread ranging from -1.00% to -1.50% or (ii) for each eurodollar borrowing, the Adjusted LIBO Rate, where the Adjusted LIBO Rate is the LIBO rate for such interest period multiplied by the statutory reserve rate, for the interest period in effect for such borrowing, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.00% to 1.30%. The applicable CB Floating Rate, Adjusted LIBO Rate, or LIBO Rate shall be determined by the administrative agent. Assuming borrowings available under the Credit Agreement are fully extended at $75.0 million, each quarter point increase or decrease in the interest rate would change our annual interest expense by approximately $0.2 million.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. Although it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.
Foreign Exchange Rate Risk
We source a majority of our finished goods from various suppliers primarily in Vietnam, Myanmar, Cambodia, Indonesia, and China. Substantially all purchases and sales involving foreign persons are denominated in U.S. dollars, and therefore we do not hedge using any derivative instruments. Historically, we have not been impacted materially by changes in exchange rates.

Item 8. Financial Statements and Supplementary Data
Vera Bradley, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Vera Bradley, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective February 3, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using a modified retrospective approach.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 31, 2020

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Vera Bradley, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vera Bradley, Inc and subsidiaries (the “Company”) as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2020, of the Company and our report dated March 31, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pura Vida, which was acquired on July 16, 2019, and whose financial statements constitute approximately 25% of total assets and 6% of total liabilities (excluding contingent consideration) as of February 1, 2020 and approximately 13% of net revenues of the consolidated financial statement amounts as of and for the year ended February 1, 2020. Accordingly, our audit did not include the internal control over financial reporting at Pura Vida.
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
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 31, 2020

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	February 1, 2020	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$49,917	$113,493
Short-term investments	8,977	19,381
Accounts receivable, net	24,290	15,604
Inventories	123,606	91,581
Income taxes receivable	1,043	809
Prepaid expenses and other current assets	10,956	11,600
Total current assets	218,789	252,468
Operating right-of-use assets	114,790	—
Property, plant, and equipment, net	73,027	77,951
Intangible assets, net	56,305	—
Goodwill	44,254	—
Long-term investments	14,912	23,735
Deferred income taxes	7,656	6,724
Other assets	5,328	1,270
Total assets	$535,061	$362,148
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,235	$14,595
Accrued employment costs	11,412	13,316
Short-term operating lease liabilities	21,347	—
Earn-out liability	18,448	—
Other accrued liabilities	13,850	13,482
Income taxes payable	2,113	2,163
Total current liabilities	87,405	43,556
Long-term operating lease liabilities	113,775	—
Other long-term liabilities	62	23,889
Total liabilities	201,242	67,445
Commitments and contingencies
Redeemable noncontrolling interest	30,049	—
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,515 and 41,283 shares issued and 33,503 and 34,347 outstanding, respectively	—	—
Additional paid-in capital	100,357	95,572
Retained earnings	307,414	291,994
Accumulated other comprehensive income (loss)	158	(24)
Treasury stock	(104,159)	(92,839)
Total shareholders’ equity of Vera Bradley, Inc.	303,770	294,703
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$535,061	$362,148
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net revenues	$495,212	$416,097	$454,648
Cost of sales	223,411	177,510	200,639
Gross profit	271,801	238,587	254,009
Selling, general, and administrative expenses	253,425	211,984	239,810
Other income	1,098	498	782
Operating income	19,474	27,101	14,981
Interest income, net	(1,085)	(1,125)	(413)
Income before income taxes	20,559	28,226	15,394
Income tax expense	5,315	7,469	8,378
Net income	15,244	20,757	7,016
Less: Net loss attributable to redeemable noncontrolling interest	(803)	—	—
Net income attributable to Vera Bradley, Inc.	$16,047	$20,757	$7,016

Basic weighted-average shares outstanding	33,983	35,222	35,925
Diluted weighted-average shares outstanding	34,288	35,467	36,026

Basic net income per share attributable to Vera Bradley, Inc.	$0.47	$0.59	$0.20
Diluted net income per share attributable to Vera Bradley, Inc.	$0.47	$0.59	$0.19
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net income	$15,244	$20,757	$7,016
Unrealized gain (loss) on available for sale debt investments	131	96	(51)
Cumulative translation adjustment	51	(6)	(13)
Comprehensive income, net of tax	15,426	20,847	6,952
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(803)	—	—
Comprehensive income attributable to Vera Bradley, Inc.	$16,229	$20,847	$6,952
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Permanent Equity
Balance at January 28, 2017	36,218,071	4,708,454	$88,739	$263,767	$(50)	$(68,670)	$283,786
Net income		—	—	7,016	—	—	7,016
Translation adjustments	—	—	—	—	(13)	—	(13)
Unrealized loss on available for sale investments	—	—	—	—	(51)	—	(51)
Restricted shares vested, net of repurchase for taxes	174,985	—	(618)	—	—	—	(618)
Stock-based compensation	—	—	3,071	—	—	—	3,071
Treasury stock purchased	(934,031)	934,031	—	—	—	(7,908)	(7,908)
Balance at February 3, 2018	35,459,025	5,642,485	$91,192	$270,783	$(114)	$(76,578)	$285,283
Net income	—	—	—	20,757	—	—	20,757
Translation adjustments	—	—	—	—	(6)	—	(6)
Unrealized gain on available for sale investments	—	—	—	—	96	—	96
Restricted shares vested, net of repurchase for taxes	181,533	—	(547)	—	—	—	(547)
Stock-based compensation	—	—	4,927	—	—	—	4,927
Treasury stock purchased	(1,293,138)	1,293,138	—	—	—	(16,261)	(16,261)
Cumulative adjustment for ASC 606 adoption	—	—	—	454	—	—	454
Balance at February 2, 2019	34,347,420	6,935,623	$95,572	$291,994	$(24)	$(92,839)	$294,703
Net income attributable to Vera Bradley, Inc.	—	—	—	16,047	—	—	16,047
Translation adjustments	—	—	—	—	51	—	51
Unrealized gain on available for sale investments	—	—	—	—	131	—	131
Restricted shares vested, net of repurchase for taxes	231,578	—	(1,155)	—	—	—	(1,155)
Stock-based compensation	—	—	5,940	—	—	—	5,940
Treasury stock purchased	(1,075,749)	1,075,749	—	—	—	(11,320)	(11,320)
Cumulative adjustment for ASC 842 adoption	—	—	—	(196)	—	—	(196)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(431)	—	—	(431)
Balance at February 1, 2020	33,503,249	8,011,372	$100,357	$307,414	$158	$(104,159)	$303,770
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Cash flows from operating activities
Net income	$15,244	$20,757	$7,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	18,447	16,540	19,570
Impairment charges	—	—	6,298
Amortization of operating right-of-use assets	21,969	—	—
Amortization of intangible assets	5,359	—	—
Provision for doubtful accounts	160	184	425
Stock-based compensation	5,940	4,927	3,071
Deferred income taxes	(864)	(1,497)	8,154
Cash gain on investments	(188)	32	162
Adjustment of earn-out liability	(1,650)	—	—
Amortization of step-up in inventory basis	8,274	—	—
Other non-cash charges, net	202	512	103
Changes in assets and liabilities:
Accounts receivable	(1,013)	438	7,322
Inventories	(12,645)	(3,994)	14,445
Prepaid expenses and other assets	(4,477)	(100)	566
Accounts payable	(615)	738	(18,214)
Income taxes	(284)	4,933	(870)
Operating lease liabilities, net	(25,302)	—	—
Accrued and other liabilities	(7,933)	94	(5,406)
Net cash provided by operating activities	20,624	43,564	42,642
Cash flows from investing activities
Purchases of property, plant, and equipment	(13,317)	(8,148)	(11,822)
Purchases of investments	(18,950)	(59,461)	(85,530)
Proceeds from maturities and sales of investments	38,333	85,559	45,716
Cash paid for business acquisition, net of cash acquired	(76,032)	—	—
Proceeds from disposal of property, plant, and equipment	—	5	32
Net cash (used in) provided by investing activities	(69,966)	17,955	(51,604)
Cash flows from financing activities
Tax withholdings for equity compensation	(1,155)	(547)	(618)
Repurchase of common stock	(11,341)	(16,064)	(7,908)
Distributions to redeemable noncontrolling interest	(1,789)	—	—
Payments of debt-issuance costs	—	(160)	(123)
Net cash used in financing activities	(14,285)	(16,771)	(8,649)
Effect of exchange rate changes on cash and cash equivalents	51	(6)	(13)
Net (decrease) increase in cash and cash equivalents	(63,576)	44,742	(17,624)
Cash and cash equivalents, beginning of period	113,493	68,751	86,375
Cash and cash equivalents, end of period	$49,917	$113,493	$68,751

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(continued)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net	$6,490	$4,035	$1,942
Cash paid for interest	$119	$169	$187
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid
As of February 1, 2020, February 2, 2019 and February 3, 2018	$176	$197	$—
As of February 2, 2019, February 3, 2018 and January 28, 2017	$197	$—	$—
Purchases of property, plant, and equipment incurred but not yet paid
As of February 1, 2020, February 2, 2019 and February 3, 2018	$559	$1,065	$1,183
As of February 2, 2019, February 3, 2018 and January 28, 2017	$1,065	$1,183	$2,204
Contingent consideration related to business acquisition	$20,098	$—	$—
Refer to Note 4 herein for supplemental cash flow information regarding the Company’s leases.
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
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”). Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that we believe deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories.
Beginning in the second quarter of fiscal 2020, the Company has included an additional segment for Pura Vida due to its acquisition. As a result, the Company now has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.

•
The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of February 1, 2020, the Company operated 88 full-line stores and 63 factory outlet stores.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida beginning on July 17, 2019. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal years 2020 and 2019, ending on February 1, 2020 and February 2, 2019, respectively, each reflected a 52-week period. Fiscal year 2018 ending on February 3, 2018 reflected a 53-week period.

2.	Summary of Significant Accounting Policies
Use of Significant Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of the Company’s assets, liabilities, revenues, and expenses, as well as the disclosures relating to contingent assets and liabilities at the date of the consolidated financial statements. Significant areas requiring the use of management estimates include the valuation of inventories, valuation of long-lived assets, including operating right-of-use assets, valuation of goodwill and indefinite-lived intangible assets, accounts receivable valuation allowances, sales return allowances, and the useful lives of assets for depreciation or amortization. Actual results could differ from these estimates. The Company revises its estimates and assumptions as new information becomes available.
Cash and Cash Equivalents
Cash and cash equivalents represent cash on hand, deposits with financial institutions, and investments with an original maturity of three months or less.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Investments
Short-term investments consist of investments with a maturity within one year of the balance sheet date. As of February 1, 2020, these investments consisted of U.S. and non-U.S. corporate debt securities, commercial paper, municipal securities, and U.S. asset-backed securities. As of February 2, 2019, these investments consisted of U.S. and non-U.S. corporate debt securities, municipal securities, U.S. Treasury securities, and commercial paper. Long-term investments consist of investments with a maturity of greater than one year from the balance sheet date. As of February 1, 2020, these investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and other foreign securities. As of February 2, 2019, these investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and municipal securities. The Company’s objective with respect to these investments is to earn a higher rate of return, relative to deposit accounts, on funds that are otherwise not anticipated to be required to meet liquidity needs in the near-term while maintaining a low level of investment risk. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Consolidated Statements of Operations.
Refer to Note 15 herein for additional information regarding the Company's investments.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Appropriate consideration is given to obsolescence, excess quantities, and other factors, including the popularity of a pattern or product, in evaluating net realizable value.
The components of inventories were as follows:

	February 1, 2020	February 2, 2019
Raw materials(1)	$1,056	$—
Finished goods	122,550	91,581
Total inventories	$123,606	$91,581
(1) Relates solely to Pura Vida operations.
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
When a decision is made to abandon property, plant, and equipment prior to the end of the previously estimated useful life, depreciation or amortization estimates are revised to reflect the use of the asset over the shortened estimated useful life. At the time of disposal, the cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts and any resulting loss is included in the Consolidated Statements of Operations.
Property, plant, and equipment and operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows, which is at the retail store level for store-related assets. If the estimated

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

undiscounted future cash flows related to the property, plant, and equipment and operating right-of-use assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined below in “Fair Value of Financial Instruments.”
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
Revenue Recognition and Accounts Receivable
Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, was adopted on a modified retrospective basis on February 4, 2018. Accordingly, prior year financial information contained herein was not recast and is reported under the prior accounting standard. Refer to Note 3 herein for additional information.
Vera Bradley and Pura Vida product sales to customers, including amounts billed to customers for shipping fees, as well as royalties from licensing arrangements related to the Vera Bradley brand, are included in net revenues. Costs related to shipping of product are classified in cost of sales in the Consolidated Statements of Operations. The Company has elected to treat shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Net revenues exclude sales taxes collected from customers and remitted to governmental authorities from the transaction price.
Revenue from the sale of the Company’s products is recognized when control of the promised goods or services is transferred to customers, in the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is recognized using the five-step model identified in ASC Topic 606. These steps are: (i) identify the contract with the customer; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to each performance obligation; and (v) recognize revenue as the performance obligations are satisfied.
The Company collects payment at the point of sale for Vera Bradley full-line and factory outlet store transactions, upon shipment for Vera Bradley e-commerce transactions, and upon purchase for Pura Vida e-commerce transactions. The Company generally collects payment in arrears in accordance with established payment terms for each customer within the VB Indirect segment and for Pura Vida wholesale retailers.
Historical experience provides the Company the ability to reasonably estimate the amount of product sales that customers will return. Product returns are often resalable through multiple channels. Additionally, the Company reserves for customer allowances for certain VB Indirect retailers based upon various contract terms and other potential product credits granted to VB Indirect retailers.
The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken / Written Off	Balance at End of Year
Fiscal year ended February 1, 2020	$1,911	$15,467	$(16,016)	$1,362
Fiscal year ended February 2, 2019	2,695	17,946	(18,730)	1,911
Fiscal year ended February 3, 2018	5,360	23,504	(26,169)	2,695
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.5 million and $0.3 million as of February 1, 2020 and February 2, 2019, respectively.
Cost of Sales
Cost of sales includes material and labor costs, freight, inventory shrinkage, operating lease costs, duty, and other operating expenses, including depreciation of the Vera Bradley distribution center and equipment. Costs and related expenses to purchase and distribute the products are recorded as cost of sales when the related revenues are recognized.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Operating Leases
ASC Topic 842, Leases, was adopted on a modified retrospective basis on February 3, 2019. Accordingly, prior year financial information contained herein was not recast and is reported under the prior accounting standard. This comparability primarily impacts the Company's Consolidated Balance Sheets. Refer to Note 4 herein for additional information regarding the Company's leases.
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
Operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows, which is at the retail store level for store-related assets. If the estimated undiscounted future cash flows related to the operating right-of-use assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined below in “Fair Value of Financial Instruments.”
Store Pre-Opening, Occupancy, and Operating Costs
The Company charges costs associated with the opening of new stores to selling, general, and administrative expenses as incurred. Selling, general, and administrative expenses also include store operating costs, store employee compensation, and store occupancy and supply costs.
Business Combination
The Company acquired a majority interest in Pura Vida on July 16, 2019. In connection with a business combination, the Company records the identifiable assets acquired, liabilities assumed, contingent consideration liabilities, if any, and any noncontrolling interest in the acquiree at their acquisition-date fair values. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. Refer to Note 16 herein for additional information.
These fair value assessments require management judgment and include the use of significant estimates and assumptions including future cash flows, discount and other market rates, and asset lives, among other items.
Goodwill and Other Intangible Assets
Upon an acquisition, the Company records the fair value of the identifiable intangible assets. As of February 1, 2020, these items consisted of the Pura Vida brand, customer relationships, and non-competition agreements. Assets that are determined to have an indefinite life, including goodwill and the Pura Vida Brand, are not amortized but are assessed for impairment at least annually or whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Definite-lived intangible assets, including customer relationships and non-competition agreements, are amortized over their estimated useful lives and are also subject to impairment testing, similar to the Company’s long-lived assets.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

In the event of a change in control of the Company, the parties may exercise a portion of their put and call rights prior to the fifth anniversary of the closing date (as defined in the Put/Call Agreement).
As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within its Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, is then made to adjust the noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusts net income attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis. The fair value of the noncontrolling interest is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. The reporting unit’s discounted cash flow analysis requires significant management judgment with respect to revenue, total direct costs, selling, general, and administrative expenses, capital expenditures, and the selection and use of an appropriate discount rate. The projected revenue and expense assumptions and capital expenditures are based on our annual and long-term business plans. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. Refer to Note 17 herein for additional information regarding the redeemable noncontrolling interest.
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
Other Income and Advertising Costs
The Company expenses advertising costs at the time the promotion first appears in media, in stores, or on the website, and includes those costs in selling, general, and administrative expenses in the Consolidated Statements of Operations. The Company classifies the related recovery of a portion of such costs from VB Indirect retailers as other income in the Consolidated Statements of Operations.
Total advertising expense was as follows (in thousands):

Fiscal year ended February 1, 2020 (1)	$46,460
Fiscal year ended February 2, 2019	27,488
Fiscal year ended February 3, 2018	26,953
(1) Increase primarily as a result of the inclusion of Pura Vida beginning July 17, 2019.
Total recovery from VB Indirect retailers was as follows (in thousands):

Fiscal year ended February 1, 2020	$118
Fiscal year ended February 2, 2019	80
Fiscal year ended February 3, 2018	367
Debt-Issuance Costs
Unamortized debt-issuance costs totaled $0.3 million as of February 1, 2020, and $0.4 million as of February 2, 2019, and are included in other assets on the Consolidated Balance Sheets. The Company entered into an asset-based credit agreement on September 7, 2018 and recorded an immaterial amount of expense and debt-issuance costs related to the agreement. Refer to Note 6 herein for additional information. Amortization expense of $0.1 million, $0.3 million, and $0.2 million is included in interest income, net in the Consolidated Statements of Operations for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively. Fiscal 2019 included a $0.2 million write-off of certain fees from the Company’s prior credit agreement.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of February 1, 2020 and February 2, 2019, approximated their fair values.
The following table details the fair value measurements of the Company’s investments as of February 1, 2020 and February 2, 2019 (in thousands):

	Level 1		Level 2		Level 3
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
Cash equivalents (1)	$27	$2,169	$2,198	$6,493	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	3,435	5,769	—	—
Commercial paper	—	—	2,489	498	—	—
Municipal securities	—	—	1,594	4,190	—	—
Non-U.S. corporate debt securities	—	—	1,136	5,808	—	—
U.S. asset-backed securities	—	—	323	—	—	—
U.S. treasury securities	—	3,116	—	—	—	—
Long-term investments:
U.S. corporate debt securities	—	—	5,613	9,499	—	—
U.S. asset-backed securities	—	—	5,498	7,169	—	—
Non-U.S. corporate debt securities	—	—	2,409	4,675	—	—
Other foreign securities	—	—	810	—	—	—
Non-U.S. asset-backed securities	—	—	582	1,127	—	—
Municipal securities	—	—	—	1,265	—	—

(1) Cash equivalents include commercial paper and a money market fund that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.

The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $6.3 million in impairment charges during the fiscal year ended February 3, 2018. There were no impairment charges for the fiscal years ended February 1, 2020 and February 2, 2019.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. Refer to Note 16 herein for additional information on the methods used in the preliminary valuation of acquired intangible assets.
Income Taxes
The Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment. As such, the Company recognized additional income tax expense of $2.1 million during fiscal 2018 upon the enactment of the Tax Cuts and Jobs Act. Refer to Note 7 herein for additional information.
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
The Company has operating leases at all of its retail stores; therefore, the adoption of this standard resulted in a material increase of assets and liabilities on the Company’s Consolidated Balance Sheets. The opening balance of its operating lease liabilities was approximately $149 million and its operating right-of-use assets were approximately $126 million at transition on February 3, 2019. The Consolidated Statements of Cash Flows also had material presentation changes within operating activities upon adoption. The adoption of this standard had no impact on the Company's Consolidated Statements of Operations.
Refer to Note 4 herein for additional information regarding ASC Topic 842, including details of practical expedients related to policy elections.
In August 2018, the FASB issued ASU 2018-15, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing or expensing implementation costs in hosting arrangements (regardless of whether they convey a license to the hosted software) with capitalizing or expensing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual periods beginning on or after December 15, 2019 (fiscal 2021). Early adoption is permitted, and the amendments can be adopted either retrospectively or prospectively. The Company adopted this standard at the beginning of its fiscal 2020 (February 3, 2019) on a prospective basis. The adoption of this standard had an immaterial impact on the Company's Consolidated Financial Statements.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions to the general principals in Topic 740, as well as simplify GAAP for certain areas and improve consistency within the topic. This guidance is effective for interim and annual periods beginning on or after December 15, 2020 (fiscal 2022). Early adoption is permitted, with all amendments required to be adopted in the same period. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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
Consolidated Statement of Operations
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the fifty-two weeks ended February 1, 2020 and February 2, 2019 (in thousands):

	Fifty-Two Weeks Ended
	February 1, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$136,509		$41,206		$—		$177,715
Travel	91,732		16,712		—		108,444
Accessories	75,162		15,470		64,568		155,200
Home	32,987		2,703		—		35,690
Other	11,094	(1)	5,720	(2)	1,349	(3)	18,163
Total net revenues	$347,484	(4)	$81,811	(5)	$65,917	(4)	$495,212

(1) Primarily includes net revenues from apparel/footwear, stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, apparel/footwear, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $78.0 million of net revenues related to product sales recognized at a point in time and $3.8 million of net revenues related to sales-based royalties recognized over time.

	Fifty Two Weeks Ended
	February 2, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment	Total
Product categories
Bags	$128,255		$42,626		$—	$170,881
Travel	87,746		19,767		—	107,513
Accessories	75,751		17,043		—	92,794
Home	26,846		2,757		—	29,603
Other	9,436	(1)	5,870	(2)	—	15,306
Total net revenues	$328,034	(3)	$88,063	(4)	$—	$416,097

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
Contract Balances
Contract liabilities as of February 1, 2020 and February 2, 2019, consisted of $3.9 million and $1.6 million, respectively. The balance as of February 1, 2020 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements and other customer pre-payments. The balance as of February 2, 2019 consisted of unearned revenue related to unredeemed gift cards and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Consolidated Balance Sheets. The Company did not have contract assets as of February 1, 2020 and February 2, 2019.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The balance for accounts receivable from contracts with customers, net of allowances, as of February 1, 2020 and February 2, 2019 was $16.3 million and $14.1 million, respectively, which is recognized within accounts receivable, net, on the Company’s Consolidated Balance Sheets. The provision for doubtful accounts was $0.5 million and $0.3 million as of February 1, 2020 and February 2, 2019, respectively.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of February 1, 2020.
Significant Judgments
Product Sales
In the Vera Bradley retail stores (recognized within the VB Direct segment), control is transferred and net revenue is recognized at the point of sale. Product shipments for the Company’s e-commerce channels (recognized within the VB Direct and Pura Vida segments) and shipments to its wholesale retailers (recognized within the VB Indirect segment and Pura Vida segment) are generally shipped Free on Board (“FOB”) shipping point typically from its distribution center in Roanoke, Indiana, for Vera Bradley products and primarily from its third-party fulfillment center in Tijuana, Mexico for Pura Vida products. Net revenue is recognized upon shipment consistent with when control is transferred to the customer. Upon shipment, the customer has the right to direct the use of, and obtain substantially all of the benefits from, the product.
Licensing Royalties
The Company grants rights to access its Vera Bradley IP and accounts for any resulting sales-based royalty revenue over time, as the subsequent sales occur. The Company has contractually guaranteed minimum royalties in certain of its sales-based royalty arrangements which are recognized straight-line over the remaining license period once determined that the minimum sales level will not be achieved. Licensing royalties are recognized within VB Indirect segment net revenues.
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

Determination of Lease Terms
Retail store leases have remaining terms of up to 10 years as of February 1, 2020. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases have remaining terms of up to approximately seven years as of February 1, 2020. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of February 1, 2020.

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

Significant Judgments and Assumptions
Determination of Whether a Contract Contains a Lease
The Company determines whether a contract is or contains a lease at the inception of the contract. The contract is, or contains, a lease if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from use of the property, plant, and equipment and have the right to direct its use.

Discount Rate
The weighted-average discount rate as of February 1, 2020, was 5.0%. The rate implicit in the lease is not readily determinable in the lease agreements; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of February 1, 2020, the Company had retail store leases which were executed, but did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded on its Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $3.1 million and have approximate terms of 10 years commencing in fiscal 2021.

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
Refer to Note 2 herein for information regarding transition practical expedients elected.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Amounts Recognized in the Consolidated Financial Statements
Lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Consolidated Statement of Operations for the fiscal year ended February 1, 2020 (in thousands):

Fifty-Two Weeks Ended
February 1, 2020
Operating lease cost	$28,808
Variable lease cost	9,266
Short-term lease cost	576
Total lease cost	$38,650

The weighted-average remaining lease term as of February 1, 2020 was 6.0 years.

Supplemental operating cash flow information was as follows (in thousands):

Fifty-Two Weeks Ended
February 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$32,702
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$10,850

Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of February 1, 2020 were as follows (in thousands):

Operating Leases
Fiscal 2021	$27,531
Fiscal 2022	29,215
Fiscal 2023	25,268
Fiscal 2024	22,054
Fiscal 2025	19,059
Thereafter	34,934
Total remaining obligations	158,061
Less: Interest	(22,939)
Present value of lease liabilities	$135,122

Under the prior accounting standard (ASC Topic 840), the maturities of minimum lease payments as disclosed in the Company's Annual Report on Form 10-K as of the fiscal year ended February 2, 2019 were as follows:

Operating Leases
Fiscal 2020	$32,658
Fiscal 2021	32,017
Fiscal 2022	29,707
Fiscal 2023	25,933
Fiscal 2024	22,250
Thereafter	45,099
Total remaining minimum lease payments	$187,664

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

5.	Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Land and land improvements	$5,981	$5,981
Building and building improvements	46,233	46,233
Furniture, fixtures, leasehold improvements, computer equipment and software	116,238	112,316
Equipment and vehicles	21,205	21,002
Construction in progress	6,002	1,699
	195,659	187,231
Less: Accumulated depreciation and amortization	(122,632)	(109,280)
Property, plant, and equipment, net	$73,027	$77,951
Property, plant, and equipment and operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows, which is generally the retail store level. The assets are grouped at the individual store level for store-related assets. If the estimated undiscounted future cash flows related to the property, plant, and equipment and operating right-of-use assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2. Impairment charges of $6.3 million were recognized, using level 3 inputs, in the fiscal year ended February 3, 2018 for asset groups related to underperforming stores and are included in selling, general, and administrative expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the VB Direct segment. There were no impairment charges recorded during the fiscal years ended February 1, 2020 and February 2, 2019.
Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges (in thousands):

Fiscal year ended February 1, 2020	$18,447
Fiscal year ended February 2, 2019	16,540
Fiscal year ended February 3, 2018	19,570

6.	Debt
As of February 1, 2020 and February 2, 2019, the Company had no borrowings outstanding and availability of $75.0 million under its Credit Agreement. Subsequent to the end of the fiscal year, the Company has drawn $60.0 million of its $75.0 million Credit Agreement to provide additional flexibility as a result of the COVID-19 pandemic.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
The Credit Agreement also requires the loan parties, as defined in the Credit Agreement, to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the Credit Agreement.
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
Any commitments made under the Credit Agreement mature on September 7, 2023. There were no material fees or expenses associated with the Credit Agreement.

7.	Income Taxes
The components of income tax expense were as follows (in thousands):

	February 1, 2020	February 2, 2019	February 3, 2018
Current:
Federal	$4,509	$7,020	$488
Foreign	681	610	364
State	989	1,336	(628)
	6,179	8,966	224
Deferred:
Federal	(805)	(1,663)	7,476
State	(59)	166	678
	(864)	(1,497)	8,154
Total income tax expense	$5,315	$7,469	$8,378
A breakdown of the Company’s income before income taxes is as follows (in thousands):

	February 1, 2020	February 2, 2019	February 3, 2018
Domestic	$16,267	$24,426	$13,666
Foreign	4,292	3,800	1,728
Total income before income taxes	$20,559	$28,226	$15,394

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows (in thousands):

	February 1, 2020		February 2, 2019		February 3, 2018
Federal taxes at statutory rate	$4,317	21.0%	$5,927	21.0%	$5,067	32.9%
State and local income taxes, net of federal benefit	752	3.7	1,203	4.3	665	4.3
Impact related to redeemable noncontrolling interest	168	0.8	—	—	—	—
Shortfall from stock-based compensation	63	0.3	101	0.4	1,111	7.2
Impact of foreign rate differential	(210)	(1.0)	(188)	(0.7)	(247)	(1.6)
Change in uncertain tax positions	(17)	(0.1)	(17)	(0.1)	(632)	(4.1)
Change in U.S. tax rate	—	—	—	—	2,026	13.2
Deemed mandatory repatriation	—	—	—	—	345	2.2
Other	242	1.2	443	1.6	43	0.3
Total income tax expense	$5,315	25.9%	$7,469	26.5%	$8,378	54.4%

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	February 1, 2020	February 2, 2019
Deferred tax assets:
Operating lease liabilities	$36,209	$—
Compensation and benefits	3,021	2,912
Inventories	1,317	1,753
Deferred credits from landlords	—	6,922
Other	1,890	1,241
Total deferred tax assets	42,437	12,828
Deferred tax liabilities:
Operating lease assets	(30,620)	—
Property, plant, and equipment	(2,656)	(3,859)
Other	(1,505)	(2,245)
Total deferred tax liabilities	(34,781)	(6,104)
Net deferred tax assets	$7,656	$6,724
Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	February 1, 2020	February 2, 2019	February 3, 2018
Beginning balance	$83	$104	$877
Net increases in unrecognized tax benefits as a result of current year activity	11	44	—
Lapse of statute of limitations	(35)	(65)	(106)
Net increases in unrecognized tax benefits as a result of prior year activity	—	—	210
Reductions for tax positions of prior years	—	—	(877)
Ending balance	$59	$83	$104
As of February 1, 2020, $0.1 million of total unrecognized tax benefits, net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently not expected to decrease by a significant amount in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018. Unrecognized tax benefits are included within long-term liabilities in the Company's Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2017 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2016 through the current fiscal year.

8.	Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $5.9 million, $4.9 million, and $3.1 million in the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Awards of Restricted-Stock Units
The Company reserved 6,076,001 shares of common stock for issuance or transfer under the 2010 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards. As of February 1, 2020, there were 3,964,026 shares remaining in that program.
During the fiscal year ended February 1, 2020, the Company granted a total of 416,944 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2010 Equity and Incentive Plan with an aggregate fair value of $5.4 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
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
The following table summarizes information about restricted-stock units as of and for the year ended February 1, 2020 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 2, 2019	473	$11.75	442	$11.38
Granted	246	12.94	171	13.10
Change due to performance condition achievement	—	—	111	10.59
Vested	(277)	12.32	(50)	19.62
Forfeited	(9)	13.17	(3)	9.97
Nonvested units outstanding at February 1, 2020	433	$12.03	671	$11.08

As of February 1, 2020, there was $6.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.3 years, subject to meeting performance conditions. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2020 was $4.1 million.

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
In August of 2019, Vesi Incorporated (“Vesi”) filed suit against the Company in the U.S. District Court for the Southern District of Ohio related to the Company’s licensing business and alleging breach of fiduciary duty, unfair competition, defamation, and tortious interference with prospective business relationships. The complaint seeks damages in an amount not less than $10.0 million for punitive damages, attorney fees, prejudgment interest, and any other additional relief. The

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Company has denied any liability and intends to vigorously defend itself in the case. In November 2019, the Company filed a counterclaim against the principals of Vesi as personal guarantors for monies owed to the Company by Vesi. The cases are currently in discovery. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

10.	401(k) Profit Sharing Plan and Trust
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of February 1, 2020, February 2, 2019, and February 3, 2018, no discretionary profit sharing payments had been approved. The Company recognizes 401(k) Company contributions within cost of sales for employees related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other employees. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended February 1, 2020	$1,732
Fiscal year ended February 2, 2019	1,661
Fiscal year ended February 3, 2018	1,533

11.	Related-Party Transactions
Charitable Contributions. During each of the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018 the Company made charitable contributions of approximately $0.1 million to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). The Foundation was founded by one of the Company’s directors, who is also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.3 million as of February 1, 2020 and February 2, 2019. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended February 1, 2020	$101
Fiscal year ended February 2, 2019	144
Fiscal year ended February 3, 2018	140

Share Repurchases. During the fiscal year ended February 2, 2019, the Company repurchased a total of 400,000 shares of common stock from related-parties as described below. Each transaction was approved by the Company's Audit Committee and effected as part of the 2015 Share Repurchase Program. Refer to Note 13 herein for details regarding the Company's current and prior share repurchase programs.

On June 26, 2018, the Company agreed to repurchase 200,000 shares of common stock from the Barbara B Baekgaard 2009 Grantor Retained Annuity Trust (the “Baekgaard Trust”) at a price of $14.43 per share, representing an approximate four percent (4%) discount from the closing price of $15.03 on June 25, 2018. The Baekgaard Trust was established by the Company’s co-founder, Barbara Bradley Baekgaard, and is managed by two of Ms. Baekgaard’s children, Joan Byrne Hall (who is also the spouse of the Company’s chairman) and James Bradley Byrne.

On September 27, 2018, the Company agreed to repurchase 200,000 shares of common stock from the Patricia R. Miller 2007 Family Trust (the “Miller Trust”) at a price of $15.04 per share, representing an approximate three and one half percent (3.5%) discount from the closing price of $15.58 on September 26, 2018. P. Michael Miller is the trustee of the Miller Trust and is a director of the Company. P. Michael Miller and Patricia Miller, the Company's co-founder, are husband and wife.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

12.	Earnings Per Share
Basic net income per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and restricted-stock units. The components of basic and diluted net income per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Numerator:
Net income	$15,244	$20,757	$7,016
Less: Net loss attributable to redeemable noncontrolling interest	(803)	—	—
Net income attributable to Vera Bradley, Inc.	$16,047	$20,757	$7,016

Denominator:
Weighted-average number of common shares (basic)	33,983	35,222	35,925
Dilutive effect of stock-based awards	305	245	101
Weighted-average number of common shares (diluted)	34,288	35,467	36,026

Net income per share attributable to Vera Bradley, Inc.:
Basic	$0.47	$0.59	$0.20
Diluted	$0.47	$0.59	$0.19
As of February 1, 2020, February 2, 2019, and February 3, 2018, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. The diluted share calculations include performance-based restricted stock units for completed performance periods.

13.	Common Stock
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. On November 30, 2017, the board of directors authorized the Company to extend the 2015 Share Repurchase Plan to December 31, 2018. The 2015 Share Repurchase program was completed on November 27, 2018. On November 29, 2018, the Company's board of directors approved a new share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2018 Share Repurchase Program expires December 14, 2020. Subsequent to year end, in light of the 2019 novel coronavirus (COVID-19) pandemic, the Company suspended the 2018 Share Repurchase Program.
During the fiscal year ended February 1, 2020, the Company purchased and held 1,075,749 shares at an average price of $10.52 per share, excluding commissions, for an aggregate amount of $11.3 million, under the 2018 Share Repurchase Program.
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
As of February 1, 2020, there was $35.8 million remaining available to repurchase shares of the Company’s common stock under the 2018 Share Repurchase Program.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

As of February 1, 2020, the Company held as treasury shares 8,011,372 shares of its common stock at an average price of $13.00 per share, excluding commissions, for an aggregate carrying amount of $104.2 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

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
The SG&A expense reductions include right-sizing the Company’s corporate infrastructure to better align with the size of the business, optimizing marketing spending by focusing on efficiencies, and taking a more aggressive stance on closing underperforming full-line stores. These SG&A expense reductions began in the third quarter of fiscal 2018, largely aimed at right-sizing the corporate infrastructure. The majority of the product and pricing initiatives were completed during fiscal 2019. There have been $16.7 million of pre-tax Vision 20/20-related charges ($10.6 million after the associated tax benefit) since inception, all of which were recognized during fiscal 2018. There were no Vision 20/20-related charges during the fiscal years ended February 1, 2020 and February 2, 2019.
The Company incurred the following Vision 20/20-related charges during the fiscal year ended February 3, 2018 (in thousands):

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

(1) Refer to Note 5 herein for additional details
(2) Consulting charges for the identification and implementation of Vision 20/20 initiatives
(3) Inventory adjustments for the discontinuation of certain inventory categories
(4) Includes a net lease termination charge ($399 recognized within the Direct segment) and accelerated depreciation charges and other charges ($67 recognized within the Direct segment, $230 recognized within the Indirect segment, and $55 recognized within corporate unallocated expenses)

(5) After the associated tax benefit, the charges totaled $10.6 million

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
Other charges recognized in tax expense during fiscal 2018 totaled $2.1 million related to the Tax Cuts and Jobs Act further described in Note 7 herein.

15.	Investments
The Company held $9.0 million and $19.4 million in short-term investments as of February 1, 2020 and February 2, 2019, respectively. The following table summarizes the Company’s short-term investments (in thousands):

	February 1, 2020	February 2, 2019
U.S. corporate debt securities	$3,435	$5,769
Commercial paper	2,489	498
Municipal securities	1,594	4,190
Non-U.S. corporate debt securities	1,136	5,808
U.S. asset-backed securities	323	—
U.S. treasury securities	—	3,116
Total short-term investments	$8,977	$19,381
The Company held $14.9 million and $23.7 million in long-term investments as of February 1, 2020 and February 2, 2019, respectively. The following table summarizes the Company’s long-term investments (in thousands):

	February 1, 2020	February 2, 2019
U.S. corporate debt securities	$5,613	$9,499
U.S. asset-back securities	5,498	7,169
Non-U.S. corporate debt securities	2,409	4,675
Other foreign securities	810	—
Non-U.S. asset-backed securities	582	1,127
Municipal securities	—	1,265
Total long-term investments	$14,912	$23,735
There were no material gross unrealized gains or losses on available-for-sale debt securities as of February 1, 2020 and February 2, 2019.

16.	Acquisition of Pura Vida
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. or “Pura Vida” (the “Transaction”) in exchange for cash consideration of approximately $75.0 million. During the third quarter of fiscal 2020, the Company provided additional cash consideration of approximately $3.0 million for a

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

working capital adjustment. Additional measurement period adjustments were recorded for conditions that existed as of the acquisition date. Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that we believe deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. The Company believes that the acquisition will strengthen the Company by providing increased product diversification and future growth opportunities partially as a result of resource and knowledge-sharing.
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment is recorded as an earn-out liability on the Company’s Consolidated Balance Sheets at its estimated amount payable of $18.4 million. Subsequent to the end of the fiscal year, the Company paid the earn-out liability. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. Pre-tax Transaction costs totaled $2.7 million for the fiscal year ended ended February 1, 2020. These costs are recorded within selling, general, and administrative expenses in the Consolidated Statements of Operations and within corporate unallocated expenses.
On July 16, 2019, as contemplated by the Interest Purchase Agreement, the Company and certain of its subsidiaries and the owners of the remaining twenty-five percent (25%) ownership interest in Pura Vida which was not acquired by the Company entered into a Put/Call Agreement. Refer to Note 2 herein for additional information regarding the Put/Call Agreement.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

in thousands	Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$1,495		$1,495
Accounts receivable, net(5)	8,673	(993)	7,680
Inventories(1)	27,643	11	27,654
Prepaid expenses and other current assets	1,537		1,537
Operating right of use asset	1,250		1,250
Property, plant, and equipment, net	751		751
Goodwill(2)	41,310	2,944	44,254
Intangible asset, brand(3)	36,668		36,668
Other intangible assets(4)	25,283	(287)	24,996
Total assets acquired	144,610	1,675	146,285

Accounts payable	6,818		6,818
Accrued employment costs	2,351		2,351
Other accrued liabilities(5)	6,637		6,637
Operating lease liability	1,659	(22)	1,637
Total liabilities assumed	17,465	(22)	17,443

Less:
Contingent consideration related to earn-out provision(6)	(20,854)	756	(20,098)
Redeemable noncontrolling interest	(31,786)	(424)	(32,210)
Cash acquired	(1,495)		(1,495)

Total closing consideration amount, net of cash acquired(7)	$73,010	$2,029	$75,039

(1) Includes an $8.3 million step-up adjustment which was recognized in cost of sales during the four months following the acquisition. Inventories were valued using the cost approach. The significant assumptions used for the valuation include inventory balances, projected gross and operating margins, and cost and time to dispose (sell) inventory on hand.

(2) Refer to Notes 2 and 18 herein for additional information regarding goodwill.
(3) The brand intangible asset was valued using the relief-from-royalty method. The significant assumptions used for the valuation include the royalty rate, estimated projected revenues, the long-term growth rate, and the discount rate. Refer to Note 18 herein for additional information regarding intangible assets.

(4) Other intangible assets include customer relationships and non-competition agreements. Customer relationships were valued using the multi-period excess earnings method. Significant assumptions used for the valuation include projected cash flows, the discount rate, and the customer attrition rate. The non-competition agreements were valued using the with-or-without method. Significant assumptions used for the valuation include projected cash flows, probability of competition, impact of competition on business, and the discount rate. Refer to Note 18 herein for additional information regarding intangible assets.

(5) Includes $4.1 million related to an indemnified liability.
(6) Contingent consideration related to the earn-out provision was valued using a Monte Carlo simulation in order to forecast the value of the potential future payment. Significant assumptions used for the valuation include the discount rate, projected cash flows, and calculated volatility.

(7) Of the total $75.0 million closing consideration, $1.0 million is due to be paid to the Company through a working capital adjustment. This $1.0 million is recorded within Accounts Receivable, net on the Consolidated Balance Sheet. Cash consideration paid during fiscal 2020 totaled $76.0 million.

The operations of Pura Vida are recorded in the Company’s Consolidated Statements of Operations for the fiscal year ended February 1, 2020, beginning on July 17, 2019, which represents the first full day following the acquisition. As such, the Company’s financial statements are not comparable with the prior-year period presented. Refer to Note 19 herein for

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

segment-level financial information associated with Pura Vida. The following unaudited pro forma financial information is intended to provide a sense for what the Company's operating results may have been if the Pura Vida acquisition had occurred at the beginning of fiscal 2019. The pro forma financial information is not indicative of the results that would have been reflected had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future results. The financial information includes expense related to supplemental officer wages and fully indemnified state sales tax matters for time periods before the acquisition date. The Company does not expect these items to have a continuing impact on its consolidated financial statements. The following adjustments have been made:

•	Short-term purchase accounting items, such as the inventory step-up adjustment and earn-out liability adjustment, have been excluded due to their non-recurring nature;

•	Definite-lived intangible amortization that exceeds one year has been reflected as if it occurred at the beginning of fiscal 2019;
•Transaction costs have been excluded; and
•Tax expense has been estimated at a statutory rate of 25.0%.

	Fifty-Two Weeks Ended
in thousands, except per share data	February 1, 2020	February 2, 2019
Pro forma net revenues	$538,576	$484,376
Pro forma net income	23,786	16,708
Pro forma net income attributable to Vera Bradley, Inc.	22,193	18,081

Pro forma basic net income per share attributable to Vera Bradley, Inc.	$0.65	$0.51
Pro forma diluted net income per share attributable to Vera Bradley, Inc.	$0.65	$0.51

17.	Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Note 2 herein for additional information.
Changes in redeemable noncontrolling interest for the fifty-two weeks ended February 1, 2020, were as follows (in thousands):

Balance at February 2, 2019	$—
Fair value of noncontrolling interest at acquisition	31,786
Fair value measurement period adjustment	424
Net loss attributable to redeemable noncontrolling interest	(803)
Distributions to redeemable noncontrolling interest	(1,789)
Adjustment to redemption value	431
Balance at February 1, 2020	$30,049

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

18.	Intangible Assets and Goodwill
The following table details the carrying value of the Company’s intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida. The prior-year period did not include intangible assets or goodwill. The valuation of the intangible assets and goodwill is preliminary and additional adjustments may be reflected during the measurement period.

	February 1, 2020
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(5,274)	$18,934
Non-competition Agreements	788	(85)	703
Total definite-lived intangible assets	24,996	(5,359)	19,637

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(5,359)	$56,305

(1) Amortization expense is recorded within the Pura Vida segment.
The provisional weighted-average amortization period for the definite-lived intangible assets in total is 3.6 years. The provisional weighted-average amortization period is 3.6 years and 5.0 years for customer relationships and non-competition agreements, respectively. The provisional amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2021	$9,009
Fiscal 2022	3,073
Fiscal 2023	3,073
Fiscal 2024	3,073
Fiscal 2025	1,409
Total	$19,637
The total amount of the provisional goodwill as of February 1, 2020, was $44.3 million recorded within the Pura Vida segment upon acquisition. Goodwill is expected to be deductible for tax purposes, limited to the Company's 75% majority ownership interest. Refer to Note 2 and 16 herein for addition information regarding goodwill. Changes in goodwill for the fiscal year ended February 1, 2020, were as follows (in thousands):

Balance at February 2, 2019	$—
Goodwill at acquisition	41,310
Measurement period adjustment	2,944
Balance at February 1, 2020	$44,254

19.	Segment Reporting
The Company has three operating segments, which are also its reportable segments: VB Direct, VB Indirect, and Pura Vida. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

The VB Direct segment includes Vera Bradley full-line and factory outlet stores, the Vera Bradley website, verabradley.com, the Vera Bradley online outlet site, and the Vera Bradley annual outlet sale. Revenues generated through this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The VB Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,200 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and licensing agreements related to the Vera Bradley brand. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2020, 2019, and 2018.
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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. The table below represents key financial information for each of the Company’s operating and reportable segments: VB Direct, VB Indirect, and Pura Vida.
The accounting policies of the segments are the same as those described in Note 2. The Company does not report depreciation or amortization expense, total assets, or capital expenditures by segment as such information is neither used by management nor accounted for at the segment level.
Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Segment net revenues:
VB Direct	$347,484	$328,034	$351,786
VB Indirect	81,811	88,063	102,862
Pura Vida	65,917	—	—
Total	$495,212	$416,097	$454,648
Segment operating income (loss):
VB Direct	$68,505	$67,862	$60,979
VB Indirect	31,077	34,500	34,763
Pura Vida	(3,179)	—	—
Total	$96,403	$102,362	$95,742
Reconciliation:
Segment operating income	$96,403	$102,362	$95,742
Less:
Unallocated corporate expenses	(76,929)	(75,261)	(80,761)
Operating income	$19,474	$27,101	$14,981
Sales outside of the United States were immaterial for all periods presented.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Revenues from external customers for Vera Bradley brand products are attributable to sales of bags, travel, accessories, and home items. Other revenues from Vera Bradley external customers primarily include revenues associated with our apparel/footwear, stationery, freight, licensing, merchandising, and gift card breakage.
Revenues from external customers for Pura Vida brand products are attributable to sales of accessories. Other revenues from Pura Vida external customers include revenues associated with freight.
Refer to Note 3 herein for disaggregation of net revenues by reportable segment for fiscal 2020 and fiscal 2019.
Net revenues by product categories are as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net revenues:
Bags	$177,715	$170,881	$184,773
Accessories	155,200	92,794	100,246
Travel	108,444	107,513	118,655
Home	35,690	29,603	30,819
Other	18,163	15,306	20,155
Total	$495,212	$416,097	$454,648
As of February 1, 2020 and February 2, 2019, substantially all of the Company’s long-lived assets were located in the United States.

20.	Quarterly Financial Information (Unaudited)
The tables below set forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration.

	Fiscal Year Ended February 1, 2020
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$91,003	$119,785	$127,501	$156,923
Gross profit	50,468	67,333	67,870	86,130
Operating (loss) income	(3,645)	7,348	(1,476)	17,247
Net (loss) income	(2,405)	5,718	(982)	12,913
Net (loss) income attributable to Vera Bradley, Inc.	(2,405)	5,854	139	12,459
Basic net (loss) income per share attributable to Vera Bradley, Inc.	(0.07)	0.17	0.00	0.37
Diluted net (loss) income per share attributed to Vera Bradley, Inc.	(0.07)	0.17	0.00	0.37

(1)	Includes $0.8 million ($0.6 million after the associated tax benefit) for Pura Vida transaction costs. Refer to Note 16 herein for additional information.

(2)
Pura Vida operating results included beginning July 17, 2019, the first full business day following the acquisition of a majority interest. Includes $1.9 million of Pura Vida transaction costs, Pura Vida purchase accounting adjustments of $1.4 million (consisting of inventory step-up amortization and intangible asset amortization), and $0.7 million of technology re-platforming charges ($2.9 million collectively attributable to Vera Bradley, Inc. after the associated tax benefit). Refer to Note 16 herein for additional information regarding the Pura Vida acquisition.

(3)
Includes Pura Vida purchase accounting adjustments of $10.5 million (consisting of inventory step-up amortization, intangible asset amortization, and accretion expense associated with the earn-out liability), and $1.1 million of technology re-platforming charges ($6.8 million collectively attributable to Vera Bradley, Inc. after the associated tax benefit). Refer to Note 16 herein for additional information regarding the Pura Vida acquisition.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

(4)
Includes $1.6 million related to incremental stock-based compensation associated with Pura Vida performance and Pura Vida transaction bonuses, $1.2 million of technology re-platforming charges, and Pura Vida purchase accounting net adjustments of $0.1 million (consisting of intangible asset amortization and inventory step-up amortization, partially offset by an adjustment to reduce the earn-out liability). The adjustments totaled $1.9 million collectively attributable to Vera Bradley, Inc. after the associated tax benefit. Refer to Note 16 herein for additional information regarding the Pura Vida acquisition.

	Fiscal Year Ended February 2, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$86,591	$113,625	$97,688	$118,193
Gross profit	48,616	65,740	57,152	67,079
Operating (loss) income	(1,912)	12,016	5,343	11,654
Net (loss) income	(1,370)	9,282	4,226	8,619
Net (loss) income attributable to Vera Bradley, Inc.	(1,370)	9,282	4,226	8,619
Basic net (loss) income per share attributable to Vera Bradley, Inc.	(0.04)	0.26	0.12	0.25
Diluted net (loss) income per share attributed to Vera Bradley, Inc.	(0.04)	0.26	0.12	0.25

Information in any one quarterly period should not be considered indicative of annual results due to the effect of seasonality of the business.

21.	Subsequent Event
The recent COVID-19 pandemic has resulted in global travel restrictions and community and self quarantines. The Company has temporarily closed its Vera Bradley full-line and factory outlet stores. The stores are currently closed through April 4, 2020; however, some or all of the closures will likely continue beyond this date. The Company has also temporarily suspended its share repurchase program and has drawn $60.0 million of its $75.0 million Credit Agreement to provide additional flexibility as a result of the pandemic. We cannot reasonably estimate the length or severity of the pandemic or its results on the Company’s liquidity, results of operations, and financial condition, which could have a material adverse effect.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Robert Wallstrom, the Chief Executive Officer of the Company, and John Enwright, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of February 1, 2020.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of February 1, 2020.
On July 16, 2019, the Company completed its acquisition of a majority interest in Pura Vida. Pura Vida constitutes approximately 25% of total assets and 6% of total liabilities (excluding contingent consideration) as of February 1, 2020, and approximately 13% of net revenues for the fiscal year ended February 1, 2020. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into its system of internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded from the assessment of the Company’s disclosure controls and procedures as of February 1, 2020 the disclosure controls and procedures of the acquired business that are subsumed by internal control over financial reporting and we have excluded the acquired business from the assessment of the effectiveness of internal control over financial reporting as of February 1, 2020.
The effectiveness of the Company’s internal control over financial reporting as of February 1, 2020, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Other than the implementation of controls related to the accounting of the Pura Vida business combination and redeemable noncontrolling interest, and the related financial statement reporting, there were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2020 Annual Meeting of Shareholders under the headings “Board of Directors Information,” “Family Relationships,” “Delinquent Section 16(a) Reports,” “Corporate Governance Guidelines, Committee Charters and Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2020 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2020 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of February 1, 2020:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	2,111,975	—	3,964,026
Equity compensation plans not approved by security holders	—	—	—
Total	2,111,975	—	3,964,026

(1)	Approved before our initial public offering.

(2)	Assumes that target performance requirements will be achieved for performance shares with incomplete performance periods.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2020 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

(3) List of Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Item 16.        Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 6, 2019)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.2*	Description of Registrant’s Securities

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.4	Vera Bradley, Inc. 2014 Executive Severance Plan (Amended May 30, 2018) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended February 2, 2019)

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

10.7	Fiscal 2020 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 4, 2019)

10.8	Employment Agreement for Robert Wallstrom dated November 11, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 5, 2013)

10.9	Second Amendment of Employment Agreement for Robert Wallstrom dated June 17, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 22, 2016)

10.10	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

10.11
Form of Restricted Stock Unit/Performance Unit Terms and Conditions (Revised Fiscal 2019) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 5, 2018)

10.12
Interest Purchase Agreement dated July 16, 2019, among Vera Bradley Holdings, LLC; Creative Genius Holdings, Inc.; Creative Genius, Inc.; Griffin Thall; and Paul Goodman (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, as amended)

10.13
Put/Call Agreement dated July 16, 2019, among Vera Bradley Holdings, LLC; Creative Genius Holdings, Inc.; Creative Genius Investments, Inc.; Griffin Thall; Paul Goodman; Vera Bradley Designs, Inc.; and Vera Bradley, Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, as amended)

Exhibit No.	Description

10.14
First Amendment to Credit Agreement dated June 19, 2019, among Vera Bradley Designs, Inc., JP Morgan Chase Bank, N.A., and the lenders party thereto (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, as amended)

10.15
Second Amendment to Credit Agreement dated July 16, 2019, among Vera Bradley Designs, Inc., JP Morgan Chase Bank, N.A., and the lenders party thereto (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, as amended)

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Vera Bradley, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018; (ii) Consolidated Balance Sheets as of February 1, 2020, and February 2, 2019; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018; and (v) related notes. **

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2020.

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