Form 10-Q
period 2020-05-02
Vera Bradley, Inc.
filed 2020-06-10
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 33,400,064 shares of its common stock outstanding as of June 3, 2020.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•public health pandemics, including the continued outbreak of the novel coronavirus (COVID-19) and the measures taken by governmental authorities and other actors to address it, which may precipitate or exacerbate other risks and/or uncertainties;
•civil unrest and its impact on consumer behavior and potential damage or closures to our locations;
•possible inability to successfully implement our long-term strategic plan, including our Vision 20/20 initiatives;
•possible declines in our comparable sales;
•possible inability to maintain and enhance our brand;
•possible failure of our multi-channel distribution model;
•possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending, including as may be related to the continued outbreak of COVID-19;
•possible inability to predict and respond in a timely manner to changes in consumer demand;
•possible inability to successfully open new stores and/or operate current stores as planned;
•possible loss of key management or design associates or inability to attract and retain the talent required for our business;
•possible data security or privacy breaches or disruptions in our computer systems or website;
•possible new or increased tariffs on our products that could lead to increased product costs and lower profit margins;
•possible failure of Pura Vida acquisition benefits to materialize as expected, including the possibility that the business may not perform as anticipated; and
•possible inability to successfully implement integration strategies related to the Pura Vida business.
We derive many of our forward-looking statements from our operating plans and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 2, 2020	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$82,286	$49,917
Short-term investments	499	8,977
Accounts receivable, net	20,559	24,290
Inventories	132,855	123,606
Income taxes receivable	10,913	1,043
Prepaid expenses and other current assets	14,610	10,956
Total current assets	261,722	218,789
Operating right-of-use assets	106,430	114,790
Property, plant, and equipment, net	69,669	73,027
Intangible assets, net	53,865	56,305
Goodwill	44,254	44,254
Long-term investments	2,271	14,912
Deferred income taxes	6,919	7,656
Other assets	6,267	5,328
Total assets	$551,397	$535,061
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,735	$20,235
Accrued employment costs	5,660	11,412
Short-term operating lease liabilities	27,048	21,347
Earn-out liability	—	18,448
Other accrued liabilities	12,644	13,850
Income taxes payable	90	2,113
Total current liabilities	69,177	87,405
Long-term operating lease liabilities	107,699	113,775
Long-term debt	60,000	—
Other long-term liabilities	89	62
Total liabilities	236,965	201,242
Commitments and contingencies
Redeemable noncontrolling interest	38,858	30,049
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,792 and 41,515 shares issued and 33,399 and 33,503 shares outstanding, respectively	—	—
Additional paid-in-capital	99,879	100,357
Retained earnings	282,772	307,414
Accumulated other comprehensive (loss) income	(17)	158
Treasury stock	(107,060)	(104,159)
Total shareholders’ equity of Vera Bradley, Inc.	275,574	303,770
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$551,397	$535,061

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net revenues	$69,284	$91,003
Cost of sales	35,096	40,535
Gross profit	34,188	50,468
Selling, general, and administrative expenses	59,782	54,297
Other income	20	184
Operating loss	(25,574)	(3,645)
Interest expense (income), net	72	(447)
Loss before income taxes	(25,646)	(3,198)
Income tax benefit	(10,109)	(793)
Net loss	(15,537)	(2,405)
Less: Net loss attributable to redeemable noncontrolling interest	(200)	—
Net loss attributable to Vera Bradley, Inc.	$(15,337)	$(2,405)

Basic weighted-average shares outstanding	33,330	34,228
Diluted weighted-average shares outstanding	33,330	34,228

Basic net loss per share available to Vera Bradley, Inc. common shareholders	$(0.66)	$(0.07)
Diluted net loss per share available to Vera Bradley, Inc. common shareholders	$(0.66)	$(0.07)

Reconciliation of net loss available to Vera Bradley, Inc. common shareholders
Net loss attributable to Vera Bradley, Inc.	$(15,337)	$(2,405)
Excess portion of redeemable noncontrolling interest redemption value adjustment	(6,800)	—
Net loss available to Vera Bradley, Inc. common shareholders	$(22,137)	$(2,405)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net loss	$(15,537)	$(2,405)
Unrealized (loss) gain on available-for-sale debt investments	(185)	132
Cumulative translation adjustment	10	1
Comprehensive loss, net of tax	(15,712)	(2,272)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(200)	—
Comprehensive loss attributable to Vera Bradley, Inc.	$(15,512)	$(2,272)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Permanent Equity
Balance at February 1, 2020	33,503,249	8,011,372	$100,357	$307,414	$158	$(104,159)	$303,770
Net loss attributable to Vera Bradley, Inc.	—	—	—	(15,337)	—	—	(15,337)
Translation adjustments	—	—	—	—	10	—	10
Unrealized loss on available-for-sale debt investments	—	—	—	—	(185)	—	(185)
Restricted shares vested, net of repurchase for taxes	277,687	—	(537)	—	—	—	(537)
Stock-based compensation	—	—	59	—	—	—	59
Treasury stock purchased	(381,835)	381,835	—	—	—	(2,901)	(2,901)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(9,305)	—	—	(9,305)
Balance at May 2, 2020	33,399,101	8,393,207	$99,879	$282,772	$(17)	$(107,060)	$275,574

Balance at February 2, 2019	34,347,420	6,935,623	$95,572	$291,994	$(24)	$(92,839)	$294,703
Net loss	—	—	—	(2,405)	—	—	(2,405)
Translation adjustments	—	—	—	—	1	—	1
Unrealized gain on available-for-sale debt investments	—	—	—	—	132	—	132
Restricted shares vested, net of repurchase for taxes	183,346	—	(791)	—	—	—	(791)
Stock-based compensation	—	—	1,238	—	—	—	1,238
Treasury stock purchased	(284,088)	284,088	—	—	—	(2,908)	(2,908)
Cumulative adjustment for ASC 842 adoption	—	—	—	(196)	—	—	(196)
Balance at May 4, 2019	34,246,678	7,219,711	$96,019	$289,393	$109	$(95,747)	$289,774

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities
Net loss	$(15,537)	$(2,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	4,353	4,170
Amortization of operating right-of-use assets	5,563	5,471
Impairment charges	3,806	—
Amortization of intangible assets	2,440	—
Provision for doubtful accounts	497	38
Stock-based compensation	59	1,238
Deferred income taxes	737	102
Loss on investments	20	—
Adjustment of earn-out liability	229	—
Other non-cash (gain) charges, net	(23)	11
Changes in assets and liabilities:
Accounts receivable	2,241	(1,934)
Inventories	(9,249)	1,488
Prepaid expenses and other assets	(4,593)	3,427
Accounts payable	3,780	1,273
Income taxes	(11,893)	(3,773)
Operating lease liabilities, net	(384)	(8,926)
Accrued and other liabilities	(6,792)	(5,395)
Net cash used in operating activities	(24,746)	(5,215)
Cash flows from investing activities
Purchases of property, plant, and equipment	(2,238)	(3,421)
Purchases of investments	(851)	(9,615)
Proceeds from maturities and sales of investments	21,788	8,403
Cash received for business acquisition	993	—
Net cash provided by (used in) investing activities	19,692	(4,633)
Cash flows from financing activities
Tax withholdings for equity compensation	(537)	(791)
Repurchase of common stock	(3,077)	(3,055)
Distributions to redeemable noncontrolling interest	(296)	—
Borrowings under asset-based revolving credit agreement	60,000	—
Payment of contingent consideration for business acquisition	(18,677)	—
Net cash provided by (used in) financing activities	37,413	(3,846)
Effect of exchange rate changes on cash and cash equivalents	10	1
Net increase (decrease) in cash and cash equivalents	32,369	(13,693)
Cash and cash equivalents, beginning of period	49,917	113,493
Cash and cash equivalents, end of period	$82,286	$99,800

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,045	$2,878
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of May 2, 2020 and May 4, 2019	$—	$50
Expenditures incurred but not yet paid as of February 1, 2020 and February 2, 2019	$176	$197
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of May 2, 2020 and May 4, 2019	$316	$470
Expenditures incurred but not yet paid as of February 1, 2020 and February 2, 2019	$559	$1,065
Refer to Note 3 herein for supplemental cash flow information regarding the Company’s leases.
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.Description of the Company and Basis of Presentation
The term “Company” refers to Vera Bradley, Inc. and its wholly and majority owned subsidiaries, except where the context requires otherwise or where otherwise indicated.
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
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”). Pura Vida, based in La Jolla, California, is a rapidly growing, digitally native lifestyle brand that we believe deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories.
Beginning in the second quarter of fiscal 2020, the Company has included an additional segment for Pura Vida due to its acquisition. As a result, the Company now has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of May 2, 2020, the Company operated 83 full-line stores and 63 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its 2020 annual outlet sale. The 2021 annual outlet sale is planned for April 2021.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 2,100 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 2, 2020, are not necessarily indicative of the results to be expected for the full fiscal year. Further, the COVID-19 pandemic had a material impact on the Company's current-year period results.
The COVID-19 pandemic resulted in travel restrictions both domestically and internationally, community and self quarantines, certain factory closures or reduced operations, as well as mall closures or reduced mall operating hours during the first quarter of fiscal 2021. Although the Vera Bradley and Pura Vida e-commerce operations remained open, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales. Furthermore, the pandemic materially impacted the Company's first quarter operating results. The Company cannot currently predict the extent that COVID-19 will impact its future liquidity, operating results, and financial condition, but it could have a significant adverse effect on these metrics. Beginning in mid-March 2020, the Company began taking several actions to navigate the COVID-19 pandemic, protect its financial position, maximize its liquidity, and to position the Company for a strong reopening and future. These actions included:
•Temporarily closing all Vera Bradley store locations on March 19;

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
•Temporarily furloughing approximately 80% of its workforce mid-quarter;
•Temporarily reducing base compensation for remaining salaried associates, with reductions on a graduated scale ranging from 15% to 30%, and 75% for the Company's Chief Executive Officer;
•Temporarily suspending cash compensation to the Company's Board of Directors;
•Temporarily suspending the share repurchase program;
•Drawing $60.0 million of its $75.0 million Credit Agreement;
•Temporarily eliminating the Company 401(k) and associate charitable contribution matches;
•Tightly managing inventory levels through the cancellation of purchase orders, delay of receipts, or seeking price concessions where possible;
•Actively working with landlords on addressing rent abatement, payment terms, accelerating store closures, and delaying or cancelling certain planned new store openings;
•Reducing non-payroll operating expenses, including but not limited to, marketing and travel; and
•Extending vendor payment terms.
In addition, the Company is leveraging elements of the Coronavirus Aid Relief and Economic Security (CARES) Act to enhance the financial well-being of associates and to maximize the financial health of the Company.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida beginning on July 17, 2019. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 2, 2020 and May 4, 2019 refer to the thirteen-week periods ended on those dates.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements. The amendments in this update remove, modify, and add certain disclosure requirements to ASC 820, Fair Value Measurement. This guidance is effective for interim and annual periods beginning on or after December 15, 2019 (fiscal 2021). Early adoption is permitted, and certain amendments are to be adopted prospectively for only the most recent annual or interim period presented in the initial year of adoption or retrospectively. The adoption of this standard in the first quarter of fiscal 2021 did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that uses a forward-looking approach to recording credit losses for certain financial instruments including debt securities, trade receivables, and other financial assets. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for Securities and Exchange Commission (SEC) filers, which is the Company's fiscal 2021. Early adoption is permitted. The adoption of this standard in the first quarter of fiscal 2021 did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
amendments required to be adopted in the same period. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended May 2, 2020 and May 4, 2019 (in thousands):

	Thirteen Weeks Ended
	May 2, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$16,491		$4,600		$—		$21,091
Travel	9,441		2,397		—		11,838
Accessories	7,247		1,322		20,539		29,108
Home	2,349		231		—		2,580
Other	1,309	(1)	2,679	(2)	679	(3)	4,667
Total net revenues	$36,837	(4)	$11,229	(5)	$21,218	(4)	$69,284

(1) Primarily includes net revenues from apparel/footwear, stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from apparel/footwear, licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $10.6 million of net revenues related to product sales recognized at a point in time and $0.6 million of net revenues related to sales-based royalties recognized over time.

	Thirteen Weeks Ended
	May 4, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment	Total
Product categories
Bags	$27,667		$9,991		$—	$37,658
Travel	19,926		3,722		—	23,648
Accessories	16,060		4,202		—	20,262
Home	5,685		584		—	6,269
Other	1,798	(1)	1,368	(2)	—	3,166
Total net revenues	$71,136	(3)	$19,867	(4)	$—	$91,003

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Contract Balances
Contract liabilities as of May 2, 2020 and February 1, 2020, were $4.4 million and $3.9 million, respectively. The balance as of May 2, 2020 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida customer deposits and payments collected before shipment, and Pura Vida loyalty club points. The balance as of February 1, 2020 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company did not have contract assets as of May 2, 2020 and February 1, 2020.
The balance for accounts receivable from contracts with customers, net of allowances, as of May 2, 2020 and February 1, 2020, was $14.3 million and $16.3 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.0 million and $0.5 million as of May 2, 2020 and February 1, 2020, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of May 2, 2020.

3.Leases
The Company temporarily closed its full-line and factory outlet stores on March 19, 2020, due to the COVID-19 pandemic, further discussed in Note 1 herein. As a result, it deferred certain rent payments for the time of closure. The Company has not received significant rent abatements as of May 2, 2020.
Discount Rate
The weighted-average discount rate as of May 2, 2020, was 4.9%. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of May 2, 2020, the Company had retail store leases and a showroom lease which were executed, but did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded on the Condensed Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $5.9 million and have approximate terms of 5 to 10 years commencing in fiscal 2021 and fiscal 2022.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company's Condensed Consolidated Statement of Operations for the thirteen weeks ended May 2, 2020 and May 4, 2019 (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Operating lease cost	$7,234	$7,357
Variable lease cost	818	2,237
Short-term lease cost	69	190
Total lease cost	$8,121	$9,784

The weighted-average remaining lease term as of May 2, 2020 was 5.8 years.

Supplemental operating cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,794	$8,099
Right-of-use assets increase (decrease) as a result of modified operating lease liabilities, net	$87	$(2,194)

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
4.Earnings Per Share
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
As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within its Condensed Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, is then made to adjust the noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net loss or net loss attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusts the net loss attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis.
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Numerator:
Net loss	$(15,537)	$(2,405)
Less: Net loss attributable to redeemable noncontrolling interest	(200)	—
Net loss attributable to Vera Bradley, Inc.	(15,337)	(2,405)
Plus: Excess portion of redeemable noncontrolling interest redemption value adjustment	(6,800)	—
Net loss available to Vera Bradley, Inc. common shareholders	$(22,137)	$(2,405)

Denominator:
Weighted-average number of common shares (basic)	33,330	34,228
Dilutive effect of stock-based awards	—	—
Weighted-average number of common shares (diluted)	33,330	34,228

Net loss per share available to Vera Bradley, Inc. common shareholders:
Basic	$(0.66)	$(0.07)
Diluted	$(0.66)	$(0.07)
For the thirteen weeks ended May 2, 2020 and May 4, 2019, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
5.Fair Value of Financial Instruments
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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of May 2, 2020 and February 1, 2020, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of May 2, 2020 and February 1, 2020 (in thousands):

	Level 1		Level 2		Level 3
	May 2, 2020	February 1, 2020	May 2, 2020	February 1, 2020	May 2, 2020	February 1, 2020
Cash equivalents(1)	$62	$27	$—	$2,198	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	249	3,435	—	—
Commercial paper	—	—	—	2,489	—	—
Municipal securities	—	—	—	1,594	—	—
Non-U.S. corporate debt securities	—	—	250	1,136	—	—
U.S. asset-backed securities	—	—	—	323	—	—
Long-term investments:
U.S. corporate debt securities	—	—	873	5,613	—	—
U.S. asset-backed securities	—	—	736	5,498	—	—
Non-U.S. corporate debt securities	—	—	662	2,409	—	—
Other foreign securities	—	—	—	810	—	—
Non-U.S. asset-backed securities	—	—	—	582	—	—

(1) Cash equivalents include a money market fund that has a maturity of three months or less at the date of purchase. Due to its short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets, including right-of-use assets, are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $3.8 million in impairment charges for the thirteen weeks ended

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
May 2, 2020 related to store assets including property, plant, and equipment and lease right-of-use assets. There were no impairment charges recorded for the thirteen weeks ended May 4, 2019.
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and lease right-of-use assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. Although the Company determined that no impairment exists for its goodwill and intangible assets, the assets could be at risk for impairment should economic conditions continue to deteriorate as a result of COVID-19 or other factors. Refer to Note 12 herein for additional information on the methods used in the valuation of acquired intangible assets.
The discounted cash flow models used to estimate the applicable fair values involve numerous estimates and assumptions that are highly subjective. Changes to these estimates and assumptions could materially impact the fair value estimates. The estimates and assumptions critical to the overall fair value estimates include: (1) estimated future cash flow generated at the store level; (2) discount rates used to derive the present value factors used in determining the fair values; and (3) market rentals at the retail store. These and other estimates and assumptions are impacted by economic conditions and our expectations and may change in the future based on period-specific facts and circumstances. If economic conditions were to deteriorate, future impairment charges may be required which may be material.

6.Debt
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
As of May 2, 2020 the Company had outstanding borrowings of $60.0 million and availability of $15.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2020 under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended May 2, 2020, was 39.4%, compared to 24.8% for the thirteen weeks ended May 4, 2019. The year-over-year effective tax rate increase was primarily due to the net operating loss (“NOL”) carryback in the current-year period as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

8.Stock-Based Compensation
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
Awards of Restricted Stock Units

During the thirteen weeks ended May 2, 2020, the Company granted 1,412,024 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to 407,264 time-based and performance-based restricted stock units with an aggregate fair value of $5.3 million in the same period of the prior year.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended May 2, 2020 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2020	433	$12.03	671	$11.08
Granted	810	4.08	602	4.09
Vested	(216)	11.66	(187)	9.31
Forfeited	(1)	9.36	(1)	10.61
Nonvested units outstanding at May 2, 2020	1,026	$5.84	1,085	$7.51
As of May 2, 2020, there was $7.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years, subject to meeting performance conditions.

9.Commitments and Contingencies
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
In April of 2020, Chidimma Igboakaeze, filed suit seeking class certification for all current and former hourly-paid employees who worked for the Company within the state of California during the four years preceding the filing until final judgement. The complaint alleges various violations of the California Labor Code related to wages, overtime, meal and rest breaks, non-compliant wage statements and records and other similar allegations related to employment. The Plaintiff has also filed a Private Attorney General Act claim with the state of California regarding the same allegations. The Company denies all liability and intends to vigorously defend itself in the case. The case is currently awaiting a status conference before proceeding, which has been delayed due to the COVID-19 pandemic. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
10.Common Stock
On November 29, 2018, the Company's board of directors approved a share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2018 Share Repurchase Program is scheduled to expire on December 14, 2020. On March 20, 2020, the Company temporarily suspended the share repurchase program to conserve cash as a result of the COVID-19 pandemic.
The Company purchased 381,835 shares at an average price of $7.60 per share, excluding commissions, for an aggregate amount of $2.9 million during the thirteen weeks ended May 2, 2020, there was $32.9 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program.
As of May 2, 2020, the Company held as treasury shares 8,393,207 shares of its common stock at an average price of $12.76 per share, excluding commissions, for an aggregate carrying amount of $107.1 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

11.Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of May 2, 2020 and February 1, 2020, these investments in the Company's portfolio consisted of a money market fund. The balance as of February 1, 2020 also included commercial paper.
Short-Term Investments
As of May 2, 2020 and February 1, 2020 short-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity within one year of the balance sheet date. The balance as of February 1, 2020 also included commercial paper, municipal securities, and U.S. asset-backed securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $0.5 million and $9.0 million in short-term investments as of May 2, 2020 and February 1, 2020, respectively. The following table summarizes the Company's short-term investments (in thousands):

	May 2, 2020	February 1, 2020
U.S. corporate debt securities	$249	$3,435
Commercial paper	—	2,489
Municipal securities	—	1,594
Non-U.S. corporate debt securities	250	1,136
U.S. asset-backed securities	—	323
Total short-term investments	$499	$8,977
Long-Term Investments
As of May 2, 2020 and February 1, 2020, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. asset-backed securities with a maturity greater than one year from the balance sheet date. The balance as of February 1, 2020 also included non-U.S. asset-backed securities and other foreign securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company held $2.3 million and $14.9 million in long-term investments as of May 2, 2020 and February 1, 2020, respectively. The following table summarizes the Company's long-term investments (in thousands):

	May 2, 2020	February 1, 2020
U.S. corporate debt securities	$873	$5,613
U.S. asset-backed securities	736	5,498
Non-U.S. corporate debt securities	662	2,409
Other foreign securities	—	810
Non-U.S. asset-backed securities	—	582
Total long-term investments	$2,271	$14,912
There were no material gross unrealized gains or losses on available-for-sale debt securities as of May 2, 2020 and February 1, 2020.

12.Acquisition of Pura Vida
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. or “Pura Vida” (the “Transaction”) in exchange for total cash consideration of approximately $75.0 million. During the third quarter of fiscal 2020, the Company provided additional cash consideration of approximately $3.0 million for a working capital adjustment. The Company also received a working capital reimbursement of $1.0 million during the first quarter of fiscal 2021. Additional measurement period adjustments were recorded for conditions that existed as of the acquisition date. Pura Vida, based in La Jolla, California, is a rapidly growing, digitally native, and highly engaging lifestyle brand that deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. The Company believes that the acquisition will strengthen the Company by providing increased product diversification and future growth opportunities partially as a result of resource and knowledge-sharing.
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was made during the first quarter of fiscal 2021 totaling $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. There were no transaction costs during the thirteen weeks ended May 2, 2020. Pre-tax Transaction costs totaled $0.8 million for the thirteen weeks ended May 4, 2019. These costs are recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and within corporate unallocated expenses.
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
The following schedule summarizes the consideration paid for Pura Vida, the fair value of the assets acquired and liabilities assumed, the fair value of the noncontrolling interest, and the fair value of the contingent consideration related to the earn-out provision. The accounting for the acquisition is substantially complete.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

in thousands	Fair Value at Acquisition Date
Cash and cash equivalents	$1,495
Accounts receivable, net(5)	7,680
Inventories(1)	27,654
Prepaid expenses and other current assets	1,537
Operating right of use asset	1,250
Property, plant, and equipment, net	751
Goodwill(2)	44,254
Intangible asset, brand(3)	36,668
Other intangible assets(4)	24,996
Total assets acquired	146,285

Accounts payable	6,818
Accrued employment costs	2,351
Other accrued liabilities(5)	6,637
Operating lease liability	1,637
Total liabilities assumed	17,443

Less:
Contingent consideration related to earn-out provision(6)	(20,098)
Redeemable noncontrolling interest	(32,210)
Cash acquired	(1,495)

Total closing consideration amount, net of cash acquired (7)	$75,039

(1) Includes an $8.3 million step-up adjustment which was recognized in cost of sales within four months of the acquisition. Inventories were valued using the cost approach. The significant assumptions used for the valuation include inventory balances, projected gross and operating margins, and cost and time to dispose (sell) inventory on hand.

(2) Refer to Note 14 herein for additional information regarding goodwill.
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
(7) Of the total $75.0 million closing consideration, $1.0 million was refunded to the Company through a working capital adjustment during the first quarter of fiscal 2021. Cash consideration paid during fiscal 2020 totaled $76.0 million.

The operations of Pura Vida are recorded in the Company's Condensed Consolidated Statements of Operations for the thirteen weeks ending May 2, 2020, beginning on July 17, 2019, which represents the first full day following the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
acquisition. As such, the Company's financial statements are not comparable with the prior-year period presented. Refer to Note 16 herein for segment-level financial information associated with Pura Vida.
The following pro forma financial information is intended to provide a sense for what the Company's operating results may have been if the Pura Vida acquisition had occurred at the beginning of fiscal 2019. The pro forma financial information is not indicative of the results that would have been reflected had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future results. The financial information includes expense related to supplemental officer wages and fully indemnified state sales tax matters for time periods before the acquisition date. The Company does not expect these items to have a continuing impact on its consolidated financial statements. The following adjustments have been made:
•Definite-lived intangible amortization that exceeds one year has been reflected as if it occurred at the beginning of fiscal 2019;
•Transaction costs have been excluded; and
•Tax expense has been estimated at an effective tax rate of 39.4% for the current-year period and 25.0% for the prior-year period..

	Thirteen Weeks Ended
in thousands, except per share data	May 2, 2020	May 4, 2019
Pro forma net revenues	$69,284	$107,992
Pro forma net loss	(14,528)	(2,880)
Pro forma net loss attributable to Vera Bradley, Inc.	(14,746)	(2,539)

Pro forma basic net loss per share available to Vera Bradley, Inc. shareholders	$(0.65)	$(0.07)
Pro forma diluted net loss per share available to Vera Bradley, Inc. shareholders	$(0.65)	$(0.07)

13.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Note 1 herein for additional information.
Changes in redeemable noncontrolling interest for the thirteen weeks ended May 2, 2020, were as follows (in thousands):

Balance at February 1, 2020	$30,049
Net loss attributable to redeemable noncontrolling interest	(200)
Distributions to redeemable noncontrolling interest	(296)
Adjustment to redemption value	9,305
Balance at May 2, 2020	$38,858

14.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida. The comparable prior-year period did not include intangible assets or goodwill.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	May 2, 2020
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(7,675)	$16,533
Non-competition Agreements	788	(124)	664
Total definite-lived intangible assets	24,996	(7,799)	17,197

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(7,799)	$53,865

(1) Amortization expense is recorded within the Pura Vida segment.

	February 1, 2020
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(5,274)	$18,934
Non-competition Agreements	788	(85)	703
Total definite-lived intangible assets	24,996	(5,359)	19,637

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(5,359)	$56,305

(1) Amortization expense is recorded within the Pura Vida segment.
The weighted-average amortization period for the definite-lived intangible assets in total is 3.6 years. The weighted-average amortization period is 3.6 years and 5.0 years for customer relationships and non-competition agreements, respectively. The amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2021 (remaining nine months)	6,569
Fiscal 2022	3,073
Fiscal 2023	3,073
Fiscal 2024	3,073
Thereafter	1,409
Total	$17,197
The total amount of the goodwill as of May 2, 2020, was $44.3 million recorded within the Pura Vida segment upon acquisition. Goodwill is expected to be deductible for tax purposes, limited to the Company's 75% majority ownership

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
interest. Refer to Note 12 herein for addition information regarding goodwill. There were no changes to goodwill for the thirteen weeks ended May 2, 2020.
Future impacts of COVID-19, including but not limited to the duration and magnitude of the pandemic, may have an impact on the triggering event assessment or future fair value estimate of the goodwill, brand intangible asset, and definite-lived intangible assets, which could lead to material impairment charges. Refer to Note 5 herein for additional information regarding the fair value measurement.

15.Inventories
The components of inventories were as follows:

	May 2, 2020	February 1, 2020
Raw materials(1)	$1,112	$1,056
Finished goods	131,743	122,550
Total inventories	$132,855	$123,606
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
The VB Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 2,100 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Segment net revenues:
VB Direct	$36,837	$71,136
VB Indirect	11,229	19,867
Pura Vida	21,218	—
Total	$69,284	$91,003
Segment operating (loss) income:
VB Direct	$(10,965)	$8,360
VB Indirect	2,756	7,707
Pura Vida	(801)	—
Total	$(9,010)	$16,067
Reconciliation:
Segment operating (loss) income	$(9,010)	$16,067
Less:
Unallocated corporate expenses	(16,564)	(19,712)
Operating loss	$(25,574)	$(3,645)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended May 2, 2020 and May 4, 2019. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended May 2, 2020, are not necessarily indicative of the results to be expected for the full fiscal year.
COVID-19
The COVID-19 pandemic resulted in travel restrictions both domestically and internationally, community and self quarantines, certain factory closures or reduced operations, as well as mall closures or reduced mall operating hours during the first quarter of fiscal 2021. Although the Vera Bradley and Pura Vida e-commerce operations remained open, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales. Furthermore, the pandemic materially impacted the Company's first quarter operating results. We cannot currently predict the extent that COVID-19 will impact our future liquidity, operating results, and financial condition of the Company, but it could have a significant adverse effect on these metrics. Beginning in mid-March 2020, we began taking several actions to navigate the COVID-19 pandemic, protect our financial position, maximize our liquidity, and to position the Company for a strong reopening and future. These actions included:
•Temporarily closing all Vera Bradley store locations on March 19;
•Temporarily furloughing approximately 80% of our workforce mid-quarter;
•Temporarily reducing base compensation for remaining salaried associates, with reductions on a graduated scale ranging from 15% to 30%, and 75% for our Chief Executive Officer;
•Temporarily suspending cash compensation to our Board of Directors;
•Temporarily suspending our share repurchase program;
•Drawing $60.0 million of our $75.0 million Credit Agreement;
•Temporarily eliminating the Company 401(k) and associate charitable contribution matches;
•Tightly managing inventory levels through the cancellation of purchase orders, delay of receipts, or seeking price concessions where possible;
•Actively working with landlords on addressing rent abatement, payment terms, accelerating store closures, and delaying or cancelling certain planned new store openings;
•Reducing non-payroll operating expenses, including but not limited to, marketing and travel; and
•Extending vendor payment terms.

In addition, the Company is leveraging elements of the Coronavirus Aid Relief and Economic Security (CARES) Act to enhance the financial well-being of associates and to maximize the financial health of the Company.
Reopening Vera Bradley Retail Stores
On May 5, 2020, subsequent to the end of the first quarter, we began to open our Vera Bradley retail stores in a phased approach, with 18 out of 83 full-line stores and 40 out of 64 factory stores open as of the end of May 2020. The Company expects that nearly the entire store base will be open by the end of June 2020 barring any material public reopening setbacks. As of the end of May 2020, approximately 65% of our associates remain on furlough.
While we are making no assumptions of future performance based upon a limited number of days of sales data, the 27 stores that have been opened for two weeks or more since May 5, 2020, generated revenues, in the aggregate, of approximately 75% of the prior year’s sales through May 31, 2020, while operating at reduced staffing and hours. While traffic is generally down, conversion and units per transaction are up. First quarter Vera Bradley e-commerce revenues increased over the comparable-prior year period and continued to exceed the prior year's performance in May. The sales of cotton face masks are helping to drive revenues at Vera Bradley.

Executive Summary
Below is a summary of our strategic progress and financial results for the first quarter of fiscal 2021:
Strategic Progress
COVID-19 has significantly impacted our Vision 20/20 goal of robust growth. However, despite the    COVID-19 situation, we remain focused on our core Vision 20/20 strategies of enhancing our brands and long-term growth through heightened customer engagement and continued product innovation while navigating through the crisis.
At Vera Bradley, we launched our newest Disney collection in March and designed, manufactured, and began selling personal cotton face masks in April. We continued the process of re-platforming our technology systems to be more streamlined, nimble, and efficient. We also continued to see success in our data-driven marketing and data science and were able to quickly adjust marketing spending into different product categories due to the changes in consumer demand related to COVID-19.
At Pura Vida, we introduced new products with our spring launch including our popular Open Heart bracelet; gained momentum in our newly introduced engraveable collection; launched a new loyalty program called the Shore Club; and entered into an agreement with TikTok star Charli D'Amelio to create a Pura Vida bracelet influencer style pack this holiday season.
        Financial Summary (all comparisons are to the first quarter of fiscal 2020)
•Net revenues decreased 23.9% to $69.3 million.
•Vera Bradley Direct (“VB Direct”) segment sales decreased 48.2% to $36.8 million.
•Vera Bradley Indirect segment (“VB Indirect”) sales decreased 43.5% to $11.2 million.
•Pura Vida segment sales were $21.2 million.
•Gross profit was $34.2 million, or 49.3% of net revenue. Gross profit was negatively impacted by $1.3 million, or 1.9% of net revenue, for charges related to the cancellation of certain purchase orders as a result of COVID-19.
•Operating loss was $(25.6) million and net loss attributable to Vera Bradley, Inc. was $(15.3) million. Operating loss included store impairment charges of $3.8 million; intangible asset amortization related to the Pura Vida acquisition of $2.4 million; $1.5 million of charges related to the Company's technology-related re-platforming; and $1.3 million of charges related to the cancellation of certain purchase orders as a result of COVID-19.
•Capital expenditures for the thirteen weeks totaled $2.2 million.
•Cash and cash equivalents and investments were $85.1 million at May 2, 2020.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; verabradley.com; our Vera Bradley online outlet site; and our Vera Bradley annual outlet sale in Fort Wayne, Indiana. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca and through the distribution of Pura Vida-branded products to wholesale retailers.

Comparable Sales
Comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are not currently included within comparable sales, but will be considered comparable sales once reflected in the Company’s operations for 12 full fiscal months. Comparable store sales are calculated based solely upon stores that have been open for at least 12 full fiscal months. Remodeled stores are included in both comparable sales and comparable store sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result of the temporary closure of all Vera Bradley stores due to COVID-19, the Company's fiscal 2021 first quarter comparable store sales and comparable sales calculations were not meaningful and therefore were not provided. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales.
Measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:
•Overall economic trends;
•Consumer preferences and fashion trends;
•Competition;
•The timing of our releases of new patterns and collections;
•Changes in our product mix;
•Pricing and level of promotions;
•Amount of store, mall, and e-commerce traffic;
•The level of customer service that we provide in stores and to our on-line customers;
•Our ability to source and distribute products efficiently;
•The number of stores we open and close in any period; and
•The timing and success of promotional and marketing efforts.
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
Selling, General, and Administrative Expenses (“SG&A”)
SG&A expenses include selling; advertising, marketing, and product development; and administrative expenses. Selling expenses include:
•VB Direct business expenses, such as store expenses, employee compensation, and store occupancy and supply costs;
•VB Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers; and
•Pura Vida business expenses primarily related to employee compensation.
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
Net Loss Attributable to Vera Bradley, Inc.
Net loss attributable to Vera Bradley, Inc. is equal to net loss less net loss attributable to redeemable noncontrolling interest.
Pura Vida Acquisition
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. or “Pura Vida” (the “Transaction”) in exchange for total cash consideration of approximately $75.0 million. During the third quarter of fiscal 2020, the Company provided additional cash consideration of approximately $3.0 million for a working capital adjustment. The Company also received a working capital reimbursement of $1.0 million during the first quarter of fiscal 2021. Additional measurement period adjustments were recorded for conditions that existed as of the acquisition date. Pura Vida, based in La Jolla, California, is a rapidly growing, digitally native, and highly engaging lifestyle brand that deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. The Company believes that the acquisition will strengthen the Company by providing increased product diversification and future growth opportunities partially as a result of resource and knowledge-sharing.
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was made during the first quarter of fiscal 2021 totaling $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. There were no transaction costs during the thirteen weeks ended May 2, 2020. Pre-tax Transaction costs totaled $0.8 million for the thirteen weeks ended May 4, 2019.
Pura Vida has been fully consolidated within our financial statements beginning on July 17, 2019, the first full day following the acquisition. Pura Vida was also added as a reportable segment as a result of the acquisition. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Impairment Charges
Property, plant, and equipment and lease right-of-use assets (the "asset group" for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. Impairment charges of $3.8 million were recognized during the thirteen weeks ended May 2, 2020, for property, plant, and equipment and lease right-of-use assets related to underperforming stores and are included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and in impairment charges in the Condensed Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment. The COVID-19 pandemic, including the temporary closure of Vera Bradley retail stores beginning in mid-March, significantly impacted the Company's operations and cash flows which was the main driver of the impairment charges.
The discounted cash flow models used to estimate the applicable fair values involve numerous estimates and assumptions that are highly subjective. Changes to these estimates and assumptions could materially impact the fair value estimates. The estimates and assumptions critical to the overall fair value estimates include: (1) estimated future cash flow generated at the store level; (2) discount rates used to derive the present value factors used in determining the fair values; and (3) market rentals at the retail store. These and other estimates and assumptions are impacted by economic conditions and our expectations and may change in the future based on period-specific facts and circumstances. If economic conditions were to deteriorate, future impairment charges may be required and may be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Statement of Operations Data:
Net revenues	$69,284	$91,003
Cost of sales	35,096	40,535
Gross profit	34,188	50,468
Selling, general, and administrative expenses	59,782	54,297
Other income	20	184
Operating loss	(25,574)	(3,645)
Interest expense (income), net	72	(447)
Loss before income taxes	(25,646)	(3,198)
Income tax benefit	(10,109)	(793)
Net loss	(15,537)	(2,405)
Less: Net loss attributable to redeemable noncontrolling interest	(200)	—
Net loss attributable to Vera Bradley, Inc.	$(15,337)	$(2,405)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	50.7%	44.5%
Gross profit	49.3%	55.5%
Selling, general, and administrative expenses	86.3%	59.7%
Other income	—%	0.2%
Operating loss	(36.9)%	(4.0)%
Interest expense (income), net	0.1%	(0.5)%
Loss before income taxes	(37.0)%	(3.5)%
Income tax benefit	(14.6)%	(0.9)%
Net loss	(22.4)%	(2.6)%
Less: Net loss attributable to redeemable noncontrolling interest	(0.3)%	—%
Net loss attributable to Vera Bradley, Inc.	(22.1)%	(2.6)%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net Revenues by Segment:
VB Direct	$36,837	$71,136
VB Indirect	11,229	19,867
Pura Vida	21,218	—
Total	$69,284	$91,003
Percentage of Net Revenues by Segment:
VB Direct	53.2%	78.2%
VB Indirect	16.2%	21.8%
Pura Vida	30.6%	—%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Operating (Loss) Income by Segment:
VB Direct	$(10,965)	$8,360
VB Indirect	2,756	7,707
Pura Vida	(801)	—
Less: Corporate unallocated	(16,564)	(19,712)
Total	$(25,574)	$(3,645)
Operating (Loss) Income as a Percentage of Net Revenues by Segment:
VB Direct	(29.8)%	11.8%
VB Indirect	24.5%	38.8%
Pura Vida	(3.8)%	—%
Store Data (1):
Total stores opened during period	—	5
Total stores closed during period	(5)	(2)
Total stores open at end of period	146	159
Comparable sales (including e-commerce) increase (2)	NM	5.2%
Total gross square footage at end of period (all stores)	376,205	394,478
Average net revenues per gross square foot (3)	NM	$129

(1)Includes Vera Bradley full-line and factory outlet stores.
(2)As a result of the temporary closure of Vera Bradley stores due to COVID-19, the Company's fiscal 2021 first quarter comparable store sales and comparable sales calculations were not meaningful and therefore were not provided. Comparable sales are calculated based upon Vera Bradley stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are not currently included within comparable sales. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage.
(3)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. As a result of the temporary closure of Vera Bradley stores due to COVID-19, the

Company's fiscal 2021 first quarter average net revenues per gross square foot calculations were not meaningful and therefore were not provided.
Thirteen Weeks Ended May 2, 2020, Compared to Thirteen Weeks Ended May 4, 2019
Net Revenues
For the thirteen weeks ended May 2, 2020, net revenues decreased $21.7 million, or 23.9%, to $69.3 million, from $91.0 million in the comparable prior-year period.

VB Direct. For the thirteen weeks ended May 2, 2020, net revenues in the VB Direct segment decreased $34.3 million, or 48.2%, to $36.8 million, from $71.1 million in the comparable prior-year period. The decline primarily resulted from the Company’s stores that were temporarily closed as a result of COVID-19 beginning in mid-March, as well as the cancellation of our annual outlet sale which typically occurs in April. First quarter e-commerce sales included in Direct segment net revenues increased 20.5% over the comparable period in the prior-year.

VB Indirect. For the thirteen weeks ended May 2, 2020, net revenues in the VB Indirect segment decreased $8.7 million, or 43.5%, to $11.2 million, from $19.9 million in the comparable prior-year period. The decline was primarily due to a reduction in orders from specialty, department stores and other key accounts, largely related to COVID-19, as well as a reduction in the number of specialty and department store accounts.
Pura Vida. For the thirteen weeks ended May 2, 2020, net revenues in the Pura Vida segment were $21.2 million. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Gross Profit
For the thirteen weeks ended May 2, 2020, gross profit decreased $16.3 million, or 32.3%, to $34.2 million, from $50.5 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 49.3% for the thirteen weeks ended May 2, 2020, from 55.5% in the comparable prior-year period. Charges for the cancellation of certain purchase orders due to COVID-19 totaled $1.3 million and negatively impacted gross margin as a percentage of net revenues by 1.9%. The remaining decrease as a percentage of net revenues was primarily due to increased shipping costs and product mix changes partially as a result of temporary store closures associated with COVID-19.
Selling, General, and Administrative Expenses
For the thirteen weeks ended May 2, 2020, SG&A expenses increased $5.5 million, or 10.1%, to $59.8 million, from $54.3 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 86.3% for the thirteen weeks ended May 2, 2020, from 59.7% in the comparable prior-year period. The increase in SG&A expenses for the thirteen weeks ended May 2, 2020 was primarily due to Pura Vida operating expenses of $10.2 million; store impairment charges of $3.8 million; amortization of intangible assets associated with the Pura Vida acquisition of $2.4 million; and $1.5 million of certain professional fees and accelerated depreciation charges related to our information technology re-platforming. These charges were partially offset by initiatives to reduce expenses in light of COVID-19 including the temporary furlough of approximately 80% of our workforce mid-quarter; temporarily reducing the base compensation for all other salaried associates; and reducing other non-payroll expenses including marketing, professional fees, and travel. In addition, there was a reduction in incentive compensation expense as a result of Company performance driven by COVID-19. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense de-leverage associated with decreased sales.
Other Income
For the thirteen weeks ended May 2, 2020, other income decreased $0.2 million to $20.0 thousand compared to $0.2 million in the comparable prior-year period. The decrease in other income was primarily due to outlet sale ticket sales not received in the current-year period due to the cancellation of our 2020 annual outlet sale as a result of COVID-19.
Operating (Loss) Income
For the thirteen weeks ended May 2, 2020, operating loss increased $22.0 million to $(25.6) million in the current-year period, from $(3.6) million in the comparable prior-year period. As a percentage of net revenues, operating loss was (36.9)% and (4.0)% for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. Operating loss increased due to the factors described above.

VB Direct. For the thirteen weeks ended May 2, 2020, operating loss in the VB Direct segment increased $19.4 million, to $(11.0) million from operating income of $8.4 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating (loss) income in the VB Direct segment was (29.8)% and 11.8% for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. The increase in operating loss as a percentage of VB Direct segment net revenues was primarily due to SG&A expense de-leverage associated with lower sales primarily as a result of temporary store closures due to COVID-19, a decrease in gross margin as a percentage of net revenues as described above, store impairment charges, an allocation of charges for the cancellation of certain purchase orders related to COVID-19, and certain professional fees and accelerated depreciation charges for the Company’s technology re-platforming.
VB Indirect. For the thirteen weeks ended May 2, 2020, operating income in the VB Indirect segment decreased $4.9 million, or 64.2%, to $2.8 million from $7.7 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 24.5% and 38.8% for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense deleverage associated with lower sales and a decrease in gross margin as a percentage of net revenues as described above.
Pura Vida. For the thirteen weeks ended May 2, 2020, operating loss in the Pura Vida segment was $(0.8) million, or (3.8)% of Pura Vida segment net revenues. These operating results included $2.4 million of intangible asset amortization expense. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For the thirteen weeks ended May 2, 2020, unallocated expenses decreased $3.1 million, or 16.0%, to $16.6 million from $19.7 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to initiatives to reduce expenses in light of COVID-19 including the temporary furlough of approximately 80% of our workforce mid-quarter; temporarily reducing the base compensation for all other associates; and reducing other non-payroll expenses including marketing, professional fees, and travel. In addition, there was a decrease in incentive compensation expense compared to the prior-year period as a result of Company performance driven by COVID-19.
Income Tax Expense
The effective tax rate for the thirteen weeks ended May 2, 2020, was 39.4%, compared to 24.8% for the thirteen weeks ended May 4, 2019. The year-over year effective tax rate increase was primarily due to the net operating loss (“NOL”) carryback in the current-year period as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.
Net Loss
For the thirteen weeks ended May 2, 2020, net loss increased $13.1 million to $(15.5) million from $(2.4) million in the comparable prior-year period due to the factors described above.
Net Loss Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended May 2, 2020, net loss attributable to redeemable noncontrolling interest was $(0.2) million. This represents the allocation of the Pura Vida net loss to the noncontrolling interest. The net loss was due to the factors described above in the Pura Vida operating segment.
Net Loss Attributable to Vera Bradley, Inc.
For the thirteen weeks ended May 2, 2020, net loss attributable to Vera Bradley, Inc. increased $12.9 million to $(15.3) million from $(2.4) million in the comparable prior-year period due to the factors described above.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through incremental borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which began on September 7, 2018. Borrowings under the credit agreement totaled $60.0 million during the thirteen weeks ended May 2, 2020, and there was $60.0 million in debt outstanding as of May 2, 2020. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
In light of the COVID-19 pandemic, we anticipate that we will have increased needs for cash due to store closures and a general decline in sales related to the pandemic. While we believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the additional availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, other strategic uses of cash, if any, and debt payments for the foreseeable future, we cannot predict the full cash needs of the Company during the pandemic, which may be substantial.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of May 2, 2020 and February 1, 2020, these investments in the Company's portfolio consisted of a money market fund. The balance as of February 1, 2020 also included commercial paper.
Short-Term Investments. As of May 2, 2020 and February 1, 2020 short-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity within one year of the balance sheet date. The balance as of February 1, 2020 also included commercial paper, municipal securities, and U.S. asset-backed securities.
Long-Term Investments. As of May 2, 2020 and February 1, 2020, long-term investments consisted of U.S. and non-U.S. corporate debt securities and U.S. asset-backed securities with a maturity greater than one year from the balance sheet date. The balance as of February 1, 2020 also included non-U.S. asset-backed securities and other foreign securities.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net cash used in operating activities	$(24,746)	$(5,215)
Net cash provided by (used in) investing activities	19,692	(4,633)
Net cash provided by (used in) financing activities	37,413	(3,846)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; the effect of changes in assets and liabilities; and tenant-improvement allowances received from landlords under our store leases.
Net cash used in operating activities for the thirteen weeks ended May 2, 2020 was $24.7 million compared to $5.2 million for the thirteen weeks ended May 4, 2019. The increase in cash used in operating activities was primarily related to an increase in the net loss compared to the prior-year period, as well as the change in inventories, income taxes, and prepaid expenses and other assets resulting in an increased use of cash, partially offset by the change in net operating lease liabilities and accounts receivable resulting in an increased source of cash. The increases in use of cash were primarily related to temporary store closures and the cancellation of our annual outlet sale as a result of COVID-19; an increase in the income tax receivable due to the increased net loss compared to the prior-year period; and payments made for Pura Vida operations not in the prior-year period, as well as certain Vera Bradley technology project expenditures. Increases resulting in a source of cash were primarily related to the deferral of rent payments as a result of COVID-19 and a decrease in trade accounts receivable also primarily due to COVID-19.

Net Cash Provided by (Used in) Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash provided by investing activities was $19.7 million for the thirteen weeks ended May 2, 2020 compared to cash used in investing activities of $4.6 million for the thirteen weeks ended May 4, 2019. The increase in cash provided by investing activities was primarily a result of net investment activity in the current-year period.
Capital expenditures for fiscal 2021 are expected to be approximately $8.0 million to $10.0 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $37.4 million for the thirteen weeks ended May 2, 2020 compared to cash used in financing activities of $3.8 million for the thirteen weeks ended May 4, 2019. The increase in cash provided by financing activities was primarily due to borrowings of $60.0 million under our Credit Agreement, partially offset by the $18.7 million payment of the contingent consideration associated with the July 2019 acquisition of Pura Vida.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of May 2, 2020.
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

As of May 2, 2020 the Company had outstanding borrowings of $60.0 million and availability of $15.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2020 under the Credit Agreement.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of May 2, 2020.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of May 2, 2020, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

ITEM 4. CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2020.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.
On July 16, 2019, the Company completed its acquisition of a majority interest in Pura Vida. Pura Vida constitutes approximately 24% of total assets and 5% of total liabilities as of May 2, 2020, and approximately 31% of net revenues for the thirteen weeks ended May 2, 2020. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into its system of internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded from the above assessment of the Company’s disclosure controls and procedures the disclosure controls and procedures of the acquired business that are subsumed by internal control over financial reporting.

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
In April of 2020, Chidimma Igboakaeze, filed suit seeking class certification for all current and former hourly-paid employees who worked for the Company within the state of California during the four years preceding the filing until final judgement. The complaint alleges various violations of the California Labor Code related to wages, overtime, meal and rest breaks, non-compliant wage statements and records and other similar allegations related to employment. The Plaintiff has also filed a Private Attorney General Act claim with the state of California regarding the same allegations. The Company denies all liability and intends to vigorously defend itself in the case. The case is currently awaiting a status conference before proceeding, which has been delayed due to the COVID-19 pandemic. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.
The Company is subject to other legal proceedings from time to time in the ordinary course of business, but does not believe any of these such claims would have a material adverse impact on the Company at this time.

ITEM 1A. RISK FACTORS
Except as follows, there have been no material changes to the risk factors previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
The outbreak of the novel coronavirus (COVID-19) may continue to cause significant disruptions in our revenue streams, operations, global supply chain and other facets of our business, which may continue to adversely impact our results of operations, financial condition, and share price.
Our operations are currently subject to significant disruptions as a result of the COVID-19 pandemic, which began in Wuhan, China. The pandemic has resulted in travel restrictions both domestically and internationally, community and self quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. We temporarily closed our retail stores on March 19, 2020. On May 5, 2020, we began to reopen our retail stores in a phased approach, with 18 out of 83 full-line stores and 40 out of 64 factory stores open as of the end of May. We expect that we will reopen nearly the entire store base by the end of June, barring any material public reopening setbacks. Despite the ongoing reopening of our retail stores, we have experienced, and may continue to experience, significantly reduced traffic, demand, and sales. Further, as guidance and mandates from governments and public health officials continue to evolve, additional closures to some, or all, of our retail stores, the stores of our Indirect segment partners, and other aspects of our operations may occur.
Among other impacts, COVID-19 has led to temporary factory closures and production and logistics constraints due to workforce availability in China. Although we continue to reduce our reliance on production from China, we expect our China production to be approximately 20% during fiscal 2021. As a result of the aforementioned restrictions, we may experience delayed shipments and increased shipping costs for some of our fiscal 2021 merchandise. We may also be adversely impacted should the pandemic compromise operations at our corporate headquarters and distribution center located in Roanoke, Indiana.
The extent of the pandemic’s continued impact on our results of operations, financial condition, and share price will likely depend on future developments including, but not limited to, the duration of the spread of the outbreak, including the potential for spikes in the number of COVID-19 cases in future periods; mitigation activities undertaken by governments and the general public; and the overall economic impacts of quarantines and business closures.
As a result of the above-mentioned factors, the Company’s liquidity, results of operations, and financial condition have been, and are likely to continue to be, adversely impacted.
Beginning in mid-March 2020, we began taking several actions to navigate the COVID-19 pandemic, protect our financial position, maximize our liquidity, and to position the Company for a strong reopening and future. In addition to the aforementioned store closures, these actions included: temporarily furloughing approximately 80% of our workforce during the first quarter; temporarily reducing compensation for remaining salaried associates based on a graduated scale; temporarily suspending cash compensation to our board of directors; temporarily suspending our share repurchase program; drawing $60.0 million of our $75.0 million Credit Agreement; temporarily eliminating the Company 401(k) and associate charitable contribution matches; tightly managing inventory levels through the cancellation of purchase orders, delay of receipts, or seeking price concessions where possible; actively working with landlords on addressing rent abatements, payments terms, accelerating store closures, and delaying or cancelling certain planned new store openings; reducing non-payroll operating expenses; and extending vendor payment terms. We are also leveraging the Coronavirus Aid Relief and Economic Security (CARES) Act to enhance the financial well-being of associates and to maximize the financial health of the Company. Measures to mitigate COVID-19 impacts to our business may result in additional risk exposure or prove ineffectual. For example, we have and may continue to incur additional interest costs associated with increased borrowings under our Credit Agreement. As of the end of May, approximately 65% of our associates remain on furlough.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 29, 2018, the Company's board of directors approved a share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. The 2018 Share Repurchase Program is scheduled to expire on December 14, 2020. To conserve cash as a result of COVID-19, the Company temporarily suspended the share repurchase program.
The Company purchased 381,835 shares at an average price of $7.60 per share, excluding commissions, for an aggregate amount of $2.9 million during the thirteen weeks ended May 2, 2020.
Details regarding the activity under the program during the thirteen weeks ended May 2, 2020 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
February 2, 2020 - February 29, 2020	178,824	$9.23	178,824	$34,190,967
March 1, 2020 - April 4, 2020	203,011	6.16	203,011	32,939,607
April 5, 2020 - May 2, 2020	—	—	—	32,939,607
	381,835	$7.60	381,835

ITEM 6. EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2021 Annual Incentive Compensation Plan (Executives)

10.2	Form of Outside Director Restricted Stock Unit Terms and Conditions (Amended April 7, 2020)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: June 10, 2020	/s/ John Enwright
John Enwright
Chief Financial Officer