Form 10-Q
period 2020-08-01
Vera Bradley, Inc.
filed 2020-09-09
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 33,409,326 shares of its common stock outstanding as of September 2, 2020.

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
For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as well as in Item 1A herein.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	August 1, 2020	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$75,568	$49,917
Short-term investments	818	8,977
Accounts receivable, net	28,306	24,290
Inventories	136,219	123,606
Income taxes receivable	5,326	1,043
Prepaid expenses and other current assets	14,742	10,956
Total current assets	260,979	218,789
Operating right-of-use assets	104,412	114,790
Property, plant, and equipment, net	67,978	73,027
Intangible assets, net	51,591	56,305
Goodwill	44,254	44,254
Long-term investments	729	14,912
Deferred income taxes	5,896	7,656
Other assets	6,245	5,328
Total assets	$542,084	$535,061
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,994	$20,235
Accrued employment costs	11,028	11,412
Short-term operating lease liabilities	25,504	21,347
Earn-out liability	—	18,448
Other accrued liabilities	18,511	13,850
Income taxes payable	203	2,113
Total current liabilities	82,240	87,405
Long-term operating lease liabilities	105,163	113,775
Long-term debt	30,000	—
Other long-term liabilities	1,253	62
Total liabilities	218,656	201,242
Commitments and contingencies
Redeemable noncontrolling interest	29,654	30,049
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,803 and 41,515 shares issued and 33,409 and 33,503 shares outstanding, respectively	—	—
Additional paid-in-capital	101,112	100,357
Retained earnings	299,724	307,414
Accumulated other comprehensive (loss) income	(2)	158
Treasury stock	(107,060)	(104,159)
Total shareholders’ equity of Vera Bradley, Inc.	293,774	303,770
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$542,084	$535,061

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net revenues	$131,770	$119,785	$201,054	$210,788
Cost of sales	52,149	52,452	87,245	92,987
Gross profit	79,621	67,333	113,809	117,801
Selling, general, and administrative expenses	62,155	60,745	121,937	115,042
Other income	33	760	53	944
Operating income (loss)	17,499	7,348	(8,075)	3,703
Interest expense (income), net	485	(375)	557	(822)
Income (loss) before income taxes	17,014	7,723	(8,632)	4,525
Income tax expense (benefit)	8,687	2,005	(1,422)	1,212
Net income (loss)	8,327	5,718	(7,210)	3,313
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,111	(136)	911	(136)
Net income (loss) attributable to Vera Bradley, Inc.	$7,216	$5,854	$(8,121)	$3,449

Basic weighted-average shares outstanding	33,403	34,178	33,367	34,203
Diluted weighted-average shares outstanding	33,693	34,380	33,367	34,476

Basic net income (loss) per share available to Vera Bradley, Inc. common shareholders	$0.42	$0.17	$(0.24)	$0.10
Diluted net income (loss) per share available to Vera Bradley, Inc. common shareholders	$0.42	$0.17	$(0.24)	$0.10

Reconciliation of net income (loss) available to Vera Bradley, Inc. common shareholders
Net income (loss) attributable to Vera Bradley, Inc.	$7,216	$5,854	$(8,121)	$3,449
Excess portion of redeemable noncontrolling interest redemption value adjustment	6,800	—	—	—
Net income (loss) available to Vera Bradley, Inc. common shareholders	$14,016	$5,854	$(8,121)	$3,449
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income (loss)	$8,327	$5,718	$(7,210)	$3,313
Unrealized gain (loss) on available-for-sale debt investments	14	(8)	(171)	124
Cumulative translation adjustment	1	20	11	21
Comprehensive income (loss), net of tax	8,342	5,730	(7,370)	3,458
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	1,111	(136)	911	(136)
Comprehensive income (loss) attributable to Vera Bradley, Inc.	$7,231	$5,866	$(8,281)	$3,594
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Permanent Equity
Balance at February 1, 2020	33,503,249	8,011,372	$100,357	$307,414	$158	$(104,159)	$303,770
Net loss attributable to Vera Bradley, Inc.	—	—	—	(15,337)	—	—	(15,337)
Translation adjustments	—	—	—	—	10	—	10
Unrealized loss on available-for-sale debt investments	—	—	—	—	(185)	—	(185)
Restricted shares vested, net of repurchase for taxes	277,687	—	(537)	—	—	—	(537)
Stock-based compensation	—	—	59	—	—	—	59
Treasury stock purchased	(381,835)	381,835	—	—	—	(2,901)	(2,901)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(9,305)	—	—	(9,305)
Balance at May 2, 2020	33,399,101	8,393,207	$99,879	$282,772	$(17)	$(107,060)	$275,574
Net income attributable to Vera Bradley, Inc.	—	—	—	7,216	—	—	7,216
Translation adjustments	—	—	—	—	1	—	1
Unrealized gain on available-for-sale debt investments	—	—	—	—	14	—	14
Restricted shares vested, net of repurchase for taxes	10,225	—	(18)	—	—	—	(18)
Stock-based compensation	—	—	1,251	—	—	—	1,251
Redeemable noncontrolling interest redemption value adjustment	—	—	—	9,736	—	—	9,736
Balance at August 1, 2020	33,409,326	8,393,207	$101,112	$299,724	$(2)	$(107,060)	$293,774

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

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities
Net (loss) income	$(7,210)	$3,313
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	8,380	8,663
Amortization of operating right-of-use assets	10,843	10,813
Impairment charges	3,806	—
Amortization of intangible assets	4,714	415
Provision for doubtful accounts	1,622	61
Stock-based compensation	1,310	2,493
Deferred income taxes	1,760	(512)
Loss (gain) on investments	13	(178)
Adjustment of earn-out liability	229	—
Other non-cash (gain) charges, net	(22)	131
Changes in assets and liabilities:
Accounts receivable	(6,631)	(4,807)
Inventories	(12,613)	(11,494)
Prepaid expenses and other assets	(4,703)	(1,269)
Accounts payable	7,070	9,393
Income taxes	(6,193)	(1,652)
Operating lease liabilities, net	(7,726)	(12,917)
Accrued and other liabilities	5,274	(1,362)
Net cash (used in) provided by operating activities	(77)	1,091
Cash flows from investing activities
Purchases of property, plant, and equipment	(4,272)	(8,089)
Purchases of investments	(851)	(10,111)
Proceeds from maturities and sales of investments	23,031	29,798
Cash received (paid) for business acquisition, net of cash acquired	993	(73,010)
Net cash provided by (used in) investing activities	18,901	(61,412)
Cash flows from financing activities
Tax withholdings for equity compensation	(555)	(1,107)
Repurchase of common stock	(3,077)	(5,244)
Distributions to redeemable noncontrolling interest	(875)	—
Borrowings under asset-based revolving credit agreement	60,000	—
Repayment of borrowings under asset-based revolving credit agreement	(30,000)	—
Payment of contingent consideration for business acquisition	(18,677)	—
Net cash provided by (used in) financing activities	6,816	(6,351)
Effect of exchange rate changes on cash and cash equivalents	11	21
Net increase (decrease) in cash and cash equivalents	25,651	(66,651)
Cash and cash equivalents, beginning of period	49,917	113,493
Cash and cash equivalents, end of period	$75,568	$46,842

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$3,009	$3,328
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of August 1, 2020 and August 3, 2019	$—	$89
Expenditures incurred but not yet paid as of February 1, 2020 and February 2, 2019	$176	$197
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of August 1, 2020 and August 3, 2019	$618	$453
Expenditures incurred but not yet paid as of February 1, 2020 and February 2, 2019	$559	$1,065
Contingent consideration related to business acquisition	$—	$20,854
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
Beginning in the second quarter of fiscal 2020, the Company included an additional segment for Pura Vida due to its acquisition. As a result, the Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of August 1, 2020, the Company operated 82 full-line stores and 67 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its 2020 annual outlet sale. The 2021 annual outlet sale is planned for April 2021.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended August 1, 2020, are not necessarily indicative of the results to be expected for the full fiscal year. Further, the COVID-19 pandemic had a material impact on the Company's current-year period results.
The COVID-19 pandemic resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours during the first and second quarters of fiscal 2021. Although the Vera Bradley and Pura Vida e-commerce operations remained open, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales. Furthermore, the pandemic materially impacted the Company's operating results. Beginning in mid-March 2020, the Company began taking several actions to navigate the COVID-19 pandemic, protect its financial position, maximize its liquidity, and to position the Company for a strong reopening and future. These actions included:
•Temporarily closing all Vera Bradley store locations on March 19;
•Temporarily furloughing approximately 80% of its workforce mid first quarter;

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
During the second quarter albeit with reduced staffing, hours, and capacity limitations, the Company began to open its temporarily closed Vera Bradley retail stores; brought back the majority of associates from furlough; began to reinstate portions of the base compensation reductions; and paid back $30.0 million of the $60.0 million borrowing under the Credit Agreement. The Company continued to reduce operating expenses, work with landlords on rent abatements and payment terms, and carefully manage inventory levels and non-payroll operating expenses.
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
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 1, 2020 and August 3, 2019 refer to the thirteen-week periods ended on those dates.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that uses a forward-looking approach to recording credit losses for certain financial instruments including debt securities, trade receivables, and other financial assets. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for SEC filers, which is the Company's fiscal 2021. Early adoption is permitted. The adoption of this standard in the first quarter of fiscal 2021 did not have a material impact on the Company's consolidated financial statements.

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

2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 (in thousands):

	Thirteen Weeks Ended
	August 1, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$29,060		$7,183		$—		$36,243
Apparel/Footwear(6)	15,901		4,680		238		20,819
Travel	13,753		2,374		—		16,127
Accessories	13,027		2,238		31,080		46,345
Home	7,554		422		—		7,976
Other	1,938	(1)	833	(2)	1,489	(3)	4,260
Total net revenues	$81,233	(4)	$17,730	(5)	$32,807	(4)	$131,770

(1) Primarily includes net revenues from freight, stationery, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $17.2 million of net revenues related to product sales recognized at a point in time and $0.5 million of net revenues related to sales-based royalties recognized over time.
(6) Includes mask sales.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirteen Weeks Ended
	August 3, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$39,682		$10,993		$—		$50,675
Travel	23,285		3,580		—		26,865
Accessories	20,987		3,965		5,220		30,172
Home	7,829		240		—		8,069
Apparel/Footwear	880		36		—		916
Other	1,717	(1)	1,203	(2)	168	(3)	3,088
Total net revenues	$94,380	(4)	$20,017	(5)	$5,388	(4)	$119,785

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $19.1 million of net revenues related to product sales recognized at a point in time and $0.9 million of net revenues related to sales-based royalties recognized over time.

	Twenty-Six Weeks Ended
	August 1, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$45,551		$11,783		$—		$57,334
Travel	23,194		4,771		—		27,965
Accessories	20,274		3,560		51,619		75,453
Apparel/Footwear(6)	16,723		6,580		238		23,541
Home	9,903		653		—		10,556
Other	2,425	(1)	1,612	(2)	2,168	(3)	6,205
Total net revenues	$118,070	(4)	$28,959	(5)	$54,025	(4)	$201,054

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $27.9 million of net revenues related to product sales recognized at a point in time and $1.1 million of net revenues related to sales-based royalties recognized over time.
(6) Includes mask sales.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Twenty-Six Weeks Ended
	August 3, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$67,349		$20,984		$—		$88,333
Travel	43,211		7,302		—		50,513
Accessories	37,047		8,167		5,220		50,434
Home	13,514		824		—		14,338
Apparel/Footwear	1,747		109		—		1,856
Other	2,648	(1)	2,498	(2)	168	(3)	5,314
Total net revenues	$165,516	(4)	$39,884	(5)	$5,388	(4)	$210,788

(1) Primarily includes net revenues from stationery, freight. and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $38.0 million of net revenues related to product sales recognized at a point in time and $1.9 million of net revenues related to sales-based royalties recognized over time.

Contract Balances
Contract liabilities as of August 1, 2020 and February 1, 2020, were $3.7 million and $3.9 million, respectively. The balance as of August 1, 2020 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida loyalty club points, Pura Vida customer deposits and payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. The balance as of February 1, 2020 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company did not have contract assets as of August 1, 2020 and February 1, 2020.
The balance for accounts receivable from contracts with customers, net of allowances, as of August 1, 2020 and February 1, 2020, was $22.5 million and $16.3 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.9 million and $0.5 million as of August 1, 2020 and February 1, 2020, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of August 1, 2020.

3.Leases
The Company temporarily closed its full-line and factory outlet stores on March 19, 2020, due to the COVID-19 pandemic. As of the end of July, all but three full-line stores and all factory stores have been reopened, further

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
discussed in Note 1 herein. As a result of the temporary closures, certain rent payments have been deferred. An immaterial amount of rent abatements were received as of August 1, 2020.
Discount Rate
The weighted-average discount rate as of August 1, 2020, was 5.0%. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of August 1, 2020, the Company had one retail store lease which was executed, but did not have control of the underlying asset; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. This lease contains undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $2.1 million and has an approximate term of 10 years commencing in fiscal 2022.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease cost	$6,528	$7,010	$13,762	$14,367
Variable lease cost	1,735	2,528	2,553	4,765
Short-term lease cost	76	143	145	333
Total lease cost	$8,339	$9,681	$16,460	$19,465

The weighted-average remaining lease term as of August 1, 2020 was 5.7 years.

Supplemental operating cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$11,791	$16,175
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$3,271	$7,144

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
As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within its Condensed Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, is then made to adjust the noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income (loss) or net income (loss) attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusts the net income (loss) attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis.
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Numerator:
Net income (loss)	$8,327	$5,718	$(7,210)	$3,313
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,111	(136)	911	(136)
Net income (loss) attributable to Vera Bradley, Inc.	7,216	5,854	(8,121)	3,449
Plus: Excess portion of redeemable noncontrolling interest redemption value adjustment	6,800	—	—	—
Net income (loss) available to Vera Bradley, Inc. common shareholders	$14,016	$5,854	$(8,121)	$3,449

Denominator:
Weighted-average number of common shares (basic)	33,403	34,178	33,367	34,203
Dilutive effect of stock-based awards	290	202	—	273
Weighted-average number of common shares (diluted)	33,693	34,380	33,367	34,476

Net income (loss) per share available to Vera Bradley, Inc. common shareholders:
Basic	$0.42	$0.17	$(0.24)	$0.10
Diluted	$0.42	$0.17	$(0.24)	$0.10

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the twenty-six weeks ended August 1, 2020, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period. For the thirteen weeks ended August 1, 2020 and the thirteen and twenty-six weeks ended August 3, 2019, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of August 1, 2020 and February 1, 2020, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of August 1, 2020 and February 1, 2020 (in thousands):

	Level 1		Level 2		Level 3
	August 1, 2020	February 1, 2020	August 1, 2020	February 1, 2020	August 1, 2020	February 1, 2020
Cash equivalents(1)	$1,311	$27	$—	$2,198	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	477	3,435	—	—
Commercial paper	—	—	—	2,489	—	—
Municipal securities	—	—	—	1,594	—	—
Non-U.S. corporate debt securities	—	—	341	1,136	—	—
U.S. asset-backed securities	—	—	—	323	—	—
Long-term investments:
U.S. corporate debt securities	—	—	401	5,613	—	—
U.S. asset-backed securities	—	—	—	5,498	—	—
Non-U.S. corporate debt securities	—	—	328	2,409	—	—
Other foreign securities	—	—	—	810	—	—
Non-U.S. asset-backed securities	—	—	—	582	—	—

(1) Cash equivalents include a money market fund that has a maturity of three months or less at the date of purchase. Due to its short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which include property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets, including right-of-use assets, are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $3.8 million in impairment charges for the twenty-six weeks ended August 1, 2020 related to store assets including property, plant, and equipment and lease right-of-use assets. There were no impairment charges recorded for the thirteen weeks ended August 1, 2020 and August 3, 2019 and the twenty-six weeks ended August 3, 2019. The Company is unable to predict the extent of the impact that the COVID-19 pandemic will have on its operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of August 1, 2020 the Company had outstanding borrowings of $30.0 million and availability of $45.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2020 under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended August 1, 2020, was 51.1% compared to 26.0% for the thirteen weeks ended August 3, 2019. The year-over-year effective tax rate increase was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. This change resulted in the reversal of the impact from the net operating loss (“NOL”) carryback that was estimated in the first quarter as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020 in response to the COVID-19 pandemic.
The effective tax rate for the twenty-six weeks ended August 1, 2020, was 16.5%, compared to 26.8% for the twenty-six weeks ended August 3, 2019. The year-over-year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.

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
Awards of Restricted Stock Units

During the thirteen weeks ended August 1, 2020 and August 3, 2019, the Company did not grant time-based or performance-based restricted stock units.

During the twenty-six weeks ended August 1, 2020, the Company granted 1,412,024 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to 407,264 time-based and performance-based restricted stock units with an aggregate fair value of $5.3 million in the same period of the prior year.

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
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended August 1, 2020 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2020	433	$12.03	671	$11.08
Granted	810	4.08	602	4.09
Vested	(231)	11.79	(187)	9.31
Forfeited	(1)	9.74	(1)	11.27
Nonvested units outstanding at August 1, 2020	1,011	$5.72	1,085	$7.51
As of August 1, 2020, there was $6.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years, subject to meeting performance conditions.

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
In April of 2020, Chidimma Igboakaeze filed suit seeking class certification for all current and former hourly-paid employees who worked for the Company within the state of California during the four years preceding the filing until final judgement. The complaint alleges various violations of the California Labor Code related to wages, overtime,

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
meal and rest breaks, non-compliant wage statements and records and other similar allegations related to employment. The Plaintiff has also filed a Private Attorney General Act claim with the state of California regarding the same allegations. The Company denies all liability and intends to vigorously defend itself in the case. The case is currently in discovery. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

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
The Company purchased 381,835 shares at an average price of $7.60 per share, excluding commissions, for an aggregate amount of $2.9 million during the twenty-six weeks ended August 1, 2020, there was $32.9 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program.
As of August 1, 2020, the Company held as treasury shares 8,393,207 shares of its common stock at an average price of $12.76 per share, excluding commissions, for an aggregate carrying amount of $107.1 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan or for other corporate purposes.

11.Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of August 1, 2020 and February 1, 2020, these investments in the Company's portfolio consisted of a money market fund. The balance as of February 1, 2020 also included commercial paper.
Short-Term Investments
As of August 1, 2020 and February 1, 2020 short-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity within one year of the balance sheet date. The balance as of February 1, 2020 also included commercial paper, municipal securities, and U.S. asset-backed securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $0.8 million and $9.0 million in short-term investments as of August 1, 2020 and February 1, 2020, respectively. The following table summarizes the Company's short-term investments (in thousands):

	August 1, 2020	February 1, 2020
U.S. corporate debt securities	$477	$3,435
Commercial paper	—	2,489
Municipal securities	—	1,594
Non-U.S. corporate debt securities	341	1,136
U.S. asset-backed securities	—	323
Total short-term investments	$818	$8,977

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Long-Term Investments
As of August 1, 2020 and February 1, 2020, long-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity greater than one year from the balance sheet date. The balance as of February 1, 2020 also included U.S. and non-U.S. asset-backed securities and other foreign securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $0.7 million and $14.9 million in long-term investments as of August 1, 2020 and February 1, 2020, respectively. The following table summarizes the Company's long-term investments (in thousands):

	August 1, 2020	February 1, 2020
U.S. corporate debt securities	$401	$5,613
U.S. asset-backed securities	—	5,498
Non-U.S. corporate debt securities	328	2,409
Other foreign securities	—	810
Non-U.S. asset-backed securities	—	582
Total long-term investments	$729	$14,912
There were no material gross unrealized gains or losses on available-for-sale debt securities as of August 1, 2020 and February 1, 2020.

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
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was made during the first quarter of fiscal 2021 totaling $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. There were no transaction costs during the thirteen and twenty-six weeks ended August 1, 2020. Pre-tax transaction costs totaled $1.9 million and $2.7 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively. These costs are recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and within corporate unallocated expenses.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
in control of the Company, the parties may exercise a portion of their put and call rights prior to the fifth anniversary of the closing date (as defined in the Put/Call Agreement).
The following schedule summarizes the consideration paid for Pura Vida, the fair value of the assets acquired and liabilities assumed, the fair value of the noncontrolling interest, and the fair value of the contingent consideration related to the earn-out provision. The accounting for the acquisition is complete.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The operations of Pura Vida are recorded in the Company's Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ending August 1, 2020, and only for the period beginning on July 17, 2019 in the prior year, which represents the first full day following the acquisition. As such, the Company's financial statements are not comparable with the prior-year period presented. Refer to Note 16 herein for segment-level financial information associated with Pura Vida.
The following pro forma financial information is intended to provide a sense for what the Company's operating results may have been if the Pura Vida acquisition had occurred at the beginning of fiscal 2019. The pro forma financial information is not indicative of the results that would have been reflected had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future results. The financial information includes expense related to supplemental officer wages and fully indemnified state sales tax matters for time periods before the acquisition date. The Company does not expect these items to have a continuing impact on its consolidated financial statements. The following adjustments have been made:
•Definite-lived intangible amortization that exceeds one year has been reflected as if it occurred at the beginning of fiscal 2019;
•Transaction costs have been excluded; and
•Tax expense has been estimated at an effective tax rate of 25.0%.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
in thousands, except per share data	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Pro forma net revenues	$131,770	$141,099	$201,054	$249,091
Pro forma net income (loss)	13,890	7,557	(4,091)	4,677
Pro forma net income (loss) attributable to Vera Bradley, Inc.	12,403	7,574	(5,796)	5,035

Pro forma basic net income (loss) per share available to Vera Bradley, Inc. shareholders	$0.57	$0.22	$(0.17)	$0.15
Pro forma diluted net income (loss) per share available to Vera Bradley, Inc. shareholders	$0.57	$0.22	$(0.17)	$0.15

13.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Note 1 herein for additional information.
Changes in redeemable noncontrolling interest for the thirteen and twenty-six weeks ended August 1, 2020, were as follows (in thousands):

Balance at February 1, 2020	$30,049
Net loss attributable to redeemable noncontrolling interest	(200)
Distributions to redeemable noncontrolling interest	(296)
Adjustment to redemption value	9,305
Balance at May 2, 2020	$38,858
Net income attributable to redeemable noncontrolling interest	1,111
Distributions to redeemable noncontrolling interest	(579)
Adjustment to redemption value	(9,736)
Balance at August 1, 2020	$29,654

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Changes in redeemable noncontrolling interest for the thirteen and twenty-six weeks ended August 3, 2019, were as follows (in thousands):

Balance at February 2, 2019 and May 4, 2019	$—
Fair value of noncontrolling interest at acquisition	31,786
Net loss attributable to redeemable noncontrolling interest	(136)
Balance at August 3, 2019	$31,650

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
14.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	August 1, 2020
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(9,909)	$14,299
Non-competition Agreements	788	(164)	624
Total definite-lived intangible assets	24,996	(10,073)	14,923

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(10,073)	$51,591

(1) Amortization expense is recorded within the Pura Vida segment.

	February 1, 2020
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(5,274)	$18,934
Non-competition Agreements	788	(85)	703
Total definite-lived intangible assets	24,996	(5,359)	19,637

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(5,359)	$56,305

(1) Amortization expense is recorded within the Pura Vida segment.
The weighted-average amortization period for the definite-lived intangible assets in total is 3.6 years. The weighted-average amortization period is 3.6 years and 5.0 years for customer relationships and non-competition agreements, respectively. The amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2021 (remaining six months)	4,295
Fiscal 2022	3,073
Fiscal 2023	3,073
Fiscal 2024	3,073
Thereafter	1,409
Total	$14,923
The total amount of the goodwill as of August 1, 2020, was $44.3 million recorded within the Pura Vida segment upon acquisition. Goodwill is expected to be deductible for tax purposes, limited to the Company's 75% majority ownership

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
interest. Refer to Note 12 herein for addition information regarding goodwill. There were no changes to goodwill for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019.
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

15.Inventories
The components of inventories were as follows:

	August 1, 2020	February 1, 2020
Raw materials(1)	$1,192	$1,056
Finished goods	135,027	122,550
Total inventories	$136,219	$123,606
(1) Relates solely to Pura Vida operations.

16. Segment Reporting
Beginning in the second quarter of fiscal 2020, the Company included an additional segment for Pura Vida due to its acquisition. As a result, the Company has three operating segments, which are also its reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Segment net revenues:
VB Direct	$81,233	$94,380	$118,070	$165,516
VB Indirect	17,730	20,017	28,959	39,884
Pura Vida	32,807	5,388	54,025	5,388
Total	$131,770	$119,785	$201,054	$210,788
Segment operating income (loss):
VB Direct	$22,822	$22,137	$11,857	$30,497
VB Indirect	6,477	7,162	9,233	14,869
Pura Vida	4,445	(542)	3,644	(542)
Total	$33,744	$28,757	$24,734	$44,824
Reconciliation:
Segment operating income	$33,744	$28,757	$24,734	$44,824
Less:
Unallocated corporate expenses	(16,245)	(21,409)	(32,809)	(41,121)
Operating income (loss)	$17,499	$7,348	$(8,075)	$3,703

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended August 1, 2020, are not necessarily indicative of the results to be expected for the full fiscal year.
COVID-19
The COVID-19 pandemic resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours during the first and second quarters of fiscal 2021. Although the Vera Bradley and Pura Vida e-commerce operations remained open, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales. We cannot currently predict the extent that COVID-19 will impact our future liquidity, operating results, and financial condition of the Company, but it could have a significant adverse effect on these metrics. Beginning in mid-March 2020, we began taking several actions to navigate the COVID-19 pandemic, protect our financial position, maximize our liquidity, and to position the Company for a strong reopening and future. These actions included:
•Temporarily closing all Vera Bradley store locations on March 19;
•Temporarily furloughing approximately 80% of our workforce mid first quarter;
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

During the second quarter, we began to open our temporarily closed Vera Bradley retail stores albeit with reduced staffing, hours, and capacity limitations; brought back the majority of associates from furlough; began to reinstate portions of the base compensation reductions; and paid back $30.0 million of our $60.0 million borrowing under our Credit Agreement. We continued to reduce operating expenses, work with landlords on rent abatement and payment terms, and carefully manage our inventory levels and non-payroll operating expenses, which helped in the achievement of expense leverage during the quarter.
In addition, the Company is leveraging elements of the Coronavirus Aid Relief and Economic Security (CARES) Act to enhance the financial well-being of associates and to maximize the financial health of the Company.
Reopening Vera Bradley Retail Stores
On May 5, 2020, we began to open our Vera Bradley retail stores in a phased approach, with 58 out of 82 full-line stores and 64 out of 65 factory stores open as of the end of June 2020. All factory stores and all but three full line stores were opened as of the end of the second quarter, although with reduced hours, lower staffing levels, and greatly enhanced safety protocols.
While we are making no assumptions of future performance based upon a limited number of days of sales data, the 133 existing stores that have been opened for the entire month of fiscal July, generated revenues, in the aggregate, of approximately 70% of the prior year’s sales. While traffic is generally down, conversion and units per transaction are up. Second quarter Vera Bradley e-commerce revenues increased over the comparable-prior year period. The sales of cotton face masks helped to drive revenues at Vera Bradley.

Executive Summary
Below is a summary of our strategic progress and financial results for the second quarter of fiscal 2021:
Strategic Progress
COVID-19 has significantly impacted our Vision 20/20 goal of robust growth. However, despite the COVID-19 situation, we remain focused on our core Vision 20/20 strategies of enhancing our brands and long-term growth through heightened customer engagement and continued product innovation while navigating through the crisis.
At Vera Bradley, we launched our Vera Bradley + Harry Potter collaboration in July with an exclusive Home to Hogwarts pattern and select pieces also available in solid corduroy; expanded manufacturing and distribution of masks, as well as added different styles, sizes, patterns, and solids; and introduced our second Gillette Venus collaboration distributed through Target in July. In early August, we migrated our e-commerce site to the cloud-based Shopify Plus platform. Subsequent to the second quarter, cloud-based Microsoft D365 replaced our existing ERP, POS, Business Intelligence, and Order Management systems, streamlining and simplifying our work and providing for additional capabilities such as mobile POS. We also continued to see success in our data-driven marketing and data science and were able to quickly adjust marketing spending into different product categories due to the changes in consumer demand related to COVID-19.
At Pura Vida, we had several product introductions during the second quarter including our Pride and Mother's Day bracelets, hair accessories, daisy seed bead jewelry, kitten earring, and alphabet bead bracelets; partnered with Vera Bradley to create a limited-edition face mask; continued to add to our charity charm bracelets that were introduced earlier this year; and continued to expand "above the keyboard" items including necklaces and earrings.
Financial Summary (all comparisons are to the second quarter of fiscal 2020)
•Net revenues increased 10.0% to $131.8 million.
•Vera Bradley Direct (“VB Direct”) segment sales decreased 13.9% to $81.2 million.
•Vera Bradley Indirect segment (“VB Indirect”) sales decreased 11.4% to $17.7 million.
•Pura Vida segment sales were $32.8 million.
•Gross profit was $79.6 million, or 60.4% of net revenue.
•Operating income was $17.5 million and net income attributable to Vera Bradley, Inc. was $7.2 million. Operating income included intangible asset amortization related to the Pura Vida acquisition of $2.3 million and $1.3 million of charges related to the Company's technology-related re-platforming.
•Capital expenditures for the thirteen weeks totaled $2.0 million.
•Cash and cash equivalents and investments were $77.1 million at August 1, 2020.
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

Comparable Sales
Typically, comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are not currently included within comparable sales, but will be considered comparable sales once reflected in the Company’s operations for 12 full fiscal months. Comparable store sales are calculated based solely upon stores that have been open for at least 12 full fiscal months. Remodeled stores are included in both comparable sales and comparable store sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do.
However, as a result of the temporary closure of all Vera Bradley stores due to COVID-19, the Company's fiscal 2021 second quarter and year-to-date comparable store sales and comparable sales calculations are not meaningful and therefore are not provided for the current-year second quarter and six months.
Typically, measuring the change in year-over-year comparable sales allows us to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:
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
Net Income (Loss)
Net income (loss) is equal to operating income (loss) plus interest income less interest expense and income taxes.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest
Net income (loss) attributable to redeemable noncontrolling interest represents the operating results of Pura Vida that are not attributable to Vera Bradley, Inc.
Net Income (Loss) Attributable to Vera Bradley, Inc.
Net income (loss) attributable to Vera Bradley, Inc. is equal to net income (loss) less net income (loss) attributable to redeemable noncontrolling interest.
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
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was made during the first quarter of fiscal 2021 totaling $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. There were no transaction costs during the thirteen and twenty-six weeks ended August 1, 2020. Pre-tax transaction costs totaled $1.9 million and $2.7 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively. These costs are recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and within corporate unallocated expenses.
Pura Vida has been fully consolidated within our financial statements beginning on July 17, 2019, the first full day following the acquisition. Pura Vida was also added as a reportable segment as a result of the acquisition. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Impairment Charges
Property, plant, and equipment and lease right-of-use assets (the "asset group" for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. Impairment charges of $3.8 million were recognized during the twenty-six weeks ended August 1, 2020, for property, plant, and equipment and lease right-of-use assets related to underperforming stores and are included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and in impairment charges in the Condensed Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment. There were no impairment charges recorded during the thirteen weeks ended August 1, 2020 or during the thirteen and twenty-six weeks ended August 1, 2019. The COVID-19 pandemic, including the temporary closure of Vera Bradley retail stores beginning in mid-March, significantly impacted the Company's operations and cash flows which was the main driver of the impairment charges. We are unable to predict the extent of the impact that the COVID-19 pandemic will have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
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
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Statement of Operations Data:
Net revenues	$131,770	$119,785	$201,054	$210,788
Cost of sales	52,149	52,452	87,245	92,987
Gross profit	79,621	67,333	113,809	117,801
Selling, general, and administrative expenses	62,155	60,745	121,937	115,042
Other income	33	760	53	944
Operating income (loss)	17,499	7,348	(8,075)	3,703
Interest expense (income), net	485	(375)	557	(822)
Income (loss) before income taxes	17,014	7,723	(8,632)	4,525
Income tax expense (benefit)	8,687	2,005	(1,422)	1,212
Net income (loss)	8,327	5,718	(7,210)	3,313
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,111	(136)	911	(136)
Net income (loss) attributable to Vera Bradley, Inc.	$7,216	$5,854	$(8,121)	$3,449
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.6%	43.8%	43.4%	44.1%
Gross profit	60.4%	56.2%	56.6%	55.9%
Selling, general, and administrative expenses	47.2%	50.7%	60.6%	54.6%
Other income	—%	0.6%	—%	0.4%
Operating income (loss)	13.3%	6.1%	(4.0)%	1.8%
Interest expense (income), net	0.4%	(0.3)%	0.3%	(0.4)%
Income (loss) before income taxes	12.9%	6.4%	(4.3)%	2.1%
Income tax expense (benefit)	6.6%	1.7%	(0.7)%	0.6%
Net income (loss)	6.3%	4.8%	(3.6)%	1.6%
Less: Net income (loss) attributable to redeemable noncontrolling interest	0.8%	(0.1)%	0.5%	(0.1)%
Net income (loss) attributable to Vera Bradley, Inc.	5.5%	4.9%	(4.0)%	1.6%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net Revenues by Segment:
VB Direct	$81,233	$94,380	$118,070	$165,516
VB Indirect	17,730	20,017	28,959	39,884
Pura Vida	32,807	5,388	54,025	5,388
Total	$131,770	$119,785	$201,054	$210,788
Percentage of Net Revenues by Segment:
VB Direct	61.6%	78.8%	58.7%	78.5%
VB Indirect	13.5%	16.7%	14.4%	18.9%
Pura Vida	24.9%	4.5%	26.9%	2.6%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating Income (Loss) by Segment:
VB Direct	$22,822	$22,137	$11,857	$30,497
VB Indirect	6,477	7,162	9,233	14,869
Pura Vida	4,445	(542)	3,644	(542)
Less: Corporate unallocated	(16,245)	(21,409)	(32,809)	(41,121)
Total	$17,499	$7,348	$(8,075)	$3,703
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	28.1%	23.5%	10.0%	18.4%
VB Indirect	36.5%	35.8%	31.9%	37.3%
Pura Vida	13.5%	(10.1)%	6.7%	(10.1)%
Store Data (1):
Total stores opened during period	4	—	4	5
Total stores closed during period	(1)	(3)	(6)	(5)
Total stores open at end of period	149	156	149	156
Comparable sales (including e-commerce) increase (2)	NM	2.1%	NM	3.3%
Total gross square footage at end of period (all stores)	389,144	391,819	389,144	391,819
Average net revenues per gross square foot (3)	NM	$198	NM	$330

(1)Includes Vera Bradley full-line and factory outlet stores.
(2)As a result of the temporary closure of Vera Bradley stores due to COVID-19, the Company's fiscal 2021 second quarter and year-to-date comparable store sales and comparable sales calculations were not meaningful and therefore were not provided. Comparable sales are calculated based upon Vera Bradley stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are not currently included within comparable sales. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage.
(3)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. As a result of the temporary closure of Vera Bradley stores due to COVID-19, the Company's fiscal 2021 second quarter and year-to-date average net revenues per gross square foot calculations were not meaningful and therefore were not provided.
Thirteen Weeks Ended August 1, 2020, Compared to Thirteen Weeks Ended August 3, 2019
Net Revenues
For the thirteen weeks ended August 1, 2020, net revenues increased $12.0 million, or 10.0%, to $131.8 million, from $119.8 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended August 1, 2020, net revenues in the VB Direct segment decreased $13.2 million, or 13.9%, to $81.2 million, from $94.4 million in the comparable prior-year period. The decline primarily resulted from the Company’s stores that were temporarily closed as a result of COVID-19 during the quarter and lower traffic and sales as they reopened with reduced staffing, hours, and capacity. This decline was partially offset by second quarter Vera Bradley e-commerce sales which increased 99.1% over the comparable period in the prior-year.
VB Indirect. For the thirteen weeks ended August 1, 2020, net revenues in the VB Indirect segment decreased $2.3 million, or 11.4%, to $17.7 million, from $20.0 million in the comparable prior-year period. The decline was primarily due to a reduction in orders from specialty, department stores and other key accounts, largely related to COVID-19, as well as a reduction in the number of specialty and department store accounts.
Pura Vida. For the thirteen weeks ended August 1, 2020, net revenues in the Pura Vida segment were $32.8 million compared to $5.4 million for the partial period in the prior year. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Gross Profit
For the thirteen weeks ended August 1, 2020, gross profit increased $12.3 million, or 18.2%, to $79.6 million, from $67.3 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 60.4% for the thirteen weeks ended August 1, 2020, from 56.2% in the comparable prior-year period. The increase as a percentage of net revenues was primarily due to mask sales, product collaborations, inventory management, and controlled promotional activity.
Selling, General, and Administrative Expenses
For the thirteen weeks ended August 1, 2020, SG&A expenses increased $1.5 million, or 2.3%, to $62.2 million, from $60.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 47.2% for the thirteen weeks ended August 1, 2020, from 50.7% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $46.4 million compared to $57.9 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $15.8 million compared to $2.8 million in the partial period of the prior-year. The increase in consolidated SG&A expenses for the thirteen weeks ended August 1, 2020 was primarily due to incremental Pura Vida operating expenses of $11.1 million, as well as incremental amortization of intangible assets associated with the Pura Vida acquisition of $1.9 million. These charges were partially offset by Vera Bradley initiatives to reduce expenses in light of COVID-19 including temporarily reducing the base compensation for salaried associates; certain expense reductions associated with the CARES Act; the temporary furlough of certain associates during the quarter; and reducing other non-payroll expenses including marketing, professional fees, travel, and retail store rent. There was also $1.9 million related to Pura Vida transaction costs in the prior-year period that did not recur in the current-year period. SG&A expenses as a percentage of net revenues decreased primarily due to expense leverage associated with the aforementioned expense savings.
Other Income
For the thirteen weeks ended August 1, 2020, other income decreased $0.7 million to $33.0 thousand compared to $0.8 million in the comparable prior-year period. The decrease in other income was primarily due to a legal settlement in the prior-year period.
Operating Income
For the thirteen weeks ended August 1, 2020, operating income increased $10.2 million to $17.5 million in the current-year period, from $7.3 million in the comparable prior-year period. As a percentage of net revenues, operating income was 13.3% and 6.1% for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. Operating income increased due to the factors described above.

VB Direct. For the thirteen weeks ended August 1, 2020, operating income in the VB Direct segment increased $0.7 million, to $22.8 million from operating income of $22.1 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 28.1% and 23.5% for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues as described above and SG&A expense leverage associated with the aforementioned expense savings.
VB Indirect. For the thirteen weeks ended August 1, 2020, operating income in the VB Indirect segment decreased $0.7 million, or 9.6%, to $6.5 million from $7.2 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 36.5% and 35.8% for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues, partially offset by an increase in the bad debt provision.
Pura Vida. For the thirteen weeks ended August 1, 2020, operating income in the Pura Vida segment was $4.4 million, or 13.5% of Pura Vida segment net revenues compared to an operating loss of $(0.5) million, or (10.1)% for the partial prior-year period. The current-year operating results included $2.3 million of intangible asset amortization expense. The prior-year period included $1.0 million of inventory step-up amortization and $0.4 million of intangible asset amortization. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For the thirteen weeks ended August 1, 2020, unallocated expenses decreased $5.2 million, or 24.1%, to $16.2 million from $21.4 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to initiatives to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for salaried associates; and reducing other non-payroll expenses including marketing, professional fees, and travel. There were also $1.9 million of Pura Vida transaction costs in the prior-year period that did not recur in the current-year period.
Income Tax Expense
The effective tax rate for the thirteen weeks ended August 1, 2020, was 51.1%, compared to 26.0% for the thirteen weeks ended August 3, 2019. The year-over year effective tax rate increase was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. This change resulted in the reversal of the impact from the net operating loss (“NOL”) carryback that was estimated in the first quarter as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020 in response to the COVID-19 pandemic.
Net Income
For the thirteen weeks ended August 1, 2020, net income increased $2.6 million to $8.3 million from $5.7 million in the comparable prior-year period due to the factors described above.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended August 1, 2020, net income attributable to redeemable noncontrolling interest was $1.1 million compared to net loss attributable to redeemable noncontrolling interest of $(0.1) million in the comparable prior-year period. This represents the allocation of the Pura Vida net income (loss) to the noncontrolling interest. The net income (loss) was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For the thirteen weeks ended August 1, 2020, net income attributable to Vera Bradley, Inc. increased $1.3 million to $7.2 million from $5.9 million in the comparable prior-year period due to the factors described above.
Twenty-Six Weeks Ended August 1, 2020, Compared to Twenty-Six Weeks Ended August 3, 2019
Net Revenues
For the twenty-six weeks ended August 1, 2020, net revenues decreased $9.7 million, or 4.6%, to $201.1 million, from $210.8 million in the comparable prior-year period.
VB Direct. For the twenty-six weeks ended August 1, 2020, net revenues in the VB Direct segment decreased $47.4 million, or 28.7%, to $118.1 million, from $165.5 million in the comparable prior-year period. The decline primarily resulted from the

Company’s stores that were temporarily closed as a result of COVID-19 and lower traffic and sales as they reopened with reduced staffing, hours, and capacity, as well as the COVID-19-related cancellation of our annual outlet sale which typically occurs in April. This decline was partially offset by current-year period Vera Bradley e-commerce sales which increased 64.9% over the comparable period in the prior-year.
VB Indirect. For the twenty-six weeks ended August 1, 2020, net revenues in the VB Indirect segment decreased $10.9 million, or 27.4%, to $29.0 million, from $39.9 million in the comparable prior-year period. The decline was primarily due to a reduction in orders from specialty, department stores and other key accounts, largely related to COVID-19, as well as a reduction in the number of specialty and department store accounts.
Pura Vida. For the twenty-six weeks ended August 1, 2020, net revenues in the Pura Vida segment were $54.0 million compared to $5.4 million in the partial period of the prior-year. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Gross Profit
For the twenty-six weeks ended August 1, 2020, gross profit decreased $4.0 million, or 3.4%, to $113.8 million, from $117.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 56.6% for the twenty-six weeks ended August 1, 2020, from 55.9% in the comparable prior-year period. Charges for the cancellation of certain purchase orders due to COVID-19 in the current-year totaled $1.3 million and negatively impacted gross margin as a percentage of net revenues by 0.7%. The prior-year period included $1.0 million of inventory step-up amortization related to the Pura Vida acquisition that negatively impacted gross margin as a percentage of net revenues by 0.5%. The remaining increase as a percentage of net revenues was primarily due to mask sales, product collaborations, inventory management, and controlled promotional activity.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended August 1, 2020, SG&A expenses increased $6.9 million, or 6.0%, to $121.9 million, from $115.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 60.6% for the twenty-six weeks ended August 1, 2020, from 54.6% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $93.5 million compared to $112.2 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $28.4 million compared to $2.8 million in the partial period of the prior-year. The increase in consolidated SG&A expenses for the twenty-six weeks ended August 1, 2020 was primarily due to incremental Pura Vida operating expenses of $21.3 million; Vera Bradley store impairment charges of $3.8 million; incremental amortization of intangible assets associated with the Pura Vida acquisition of $4.3 million; and an incremental $2.1 million of certain professional fees and accelerated depreciation charges related to the Vera Bradley information technology re-platforming. These charges were partially offset by Vera Bradley initiatives to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; certain expense reductions associated with the CARES Act; and reducing other non-payroll expenses including marketing, professional fees, travel, and rent. In addition, there was a reduction in incentive compensation expense as a result of Company performance driven by COVID-19. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense de-leverage associated with decreased sales.
Other Income
For the twenty-six weeks ended August 1, 2020, other income decreased $0.9 million to $53.0 thousand compared to $0.9 million in the comparable prior-year period. The decrease in other income was primarily due to outlet sale ticket sales not received in the current-year period due to the cancellation of our 2020 annual outlet sale as a result of COVID-19, as well as a legal settlement received in the prior-year period that did not recur in the current-year period.
Operating (Loss) Income
For the twenty-six weeks ended August 1, 2020, operating loss increased $11.8 million to $(8.1) million in the current-year period, from operating income of $3.7 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (4.0)% and 1.8% for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. Operating loss increased due to the factors described above.
VB Direct. For the twenty-six weeks ended August 1, 2020, operating income in the VB Direct segment decreased $18.6 million, to $11.9 million from $30.5 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 10.0% and 18.4% for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to SG&A expense de-leverage associated with lower sales primarily as a result of temporary store closures due to COVID-19, store impairment charges, an allocation of charges for the cancellation of certain purchase orders related to

COVID-19, and certain professional fees and accelerated depreciation charges for the Company’s technology re-platforming. These decreases were partially offset by an increase in gross margin as a percentage of net revenues, as described above.
VB Indirect. For the twenty-six weeks ended August 1, 2020, operating income in the VB Indirect segment decreased $5.7 million, or 37.9%, to $9.2 million from $14.9 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 31.9% and 37.3% for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense deleverage associated with lower sales and an increase in the bad debt provision, partially offset by an increase in gross margin as a percentage of net revenues as described above.
Pura Vida. For the twenty-six weeks ended August 1, 2020, operating income in the Pura Vida segment was $3.6 million, or 6.7% of Pura Vida segment net revenues compared to an operating loss of $(0.5) million in the partial prior-year period. The current-year operating results included $4.7 million of intangible asset amortization expense. The prior-year period included $1.0 million of inventory step-up amortization and $0.4 million of intangible asset amortization. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For the twenty-six weeks ended August 1, 2020, unallocated expenses decreased $8.3 million, or 20.2%, to $32.8 million from $41.1 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to initiatives to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; and reducing other non-payroll expenses including marketing, professional fees, and travel. In addition, there was a decrease in incentive compensation expense compared to the prior-year period as a result of Company performance driven by COVID-19.
Income Tax (Benefit) Expense
The effective tax rate for the twenty-six weeks ended August 1, 2020, was 16.5%, compared to 26.8% for the twenty-six weeks ended August 3, 2019. The year-over year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.
Net (Loss) Income
For the twenty-six weeks ended August 1, 2020, net loss increased $10.5 million to $(7.2) million from net operating income of $3.3 million in the comparable prior-year period due to the factors described above.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest
For the twenty-six weeks ended August 1, 2020, net income attributable to redeemable noncontrolling interest was $0.9 million compared to net loss of $(0.1) million in the partial prior-year period. This represents the allocation of the Pura Vida net income (loss) to the noncontrolling interest. The net income (loss) was due to the factors described above in the Pura Vida operating segment.
Net (Loss) Income Attributable to Vera Bradley, Inc.
For the twenty-six weeks ended August 1, 2020, net loss attributable to Vera Bradley, Inc. increased $11.5 million to $(8.1) million from net income attributable to Vera Bradley, Inc. of $3.4 million in the comparable prior-year period due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through incremental borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which began on September 7, 2018. Net borrowings under the credit agreement totaled $30.0 million during the twenty-six weeks ended August 1, 2020, and there was $30.0 million in debt outstanding as of August 1, 2020. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

In light of the COVID-19 pandemic, we anticipate that we will have increased needs for cash due to store closures and a general decline in sales related to the pandemic. While we believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the additional availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, other strategic uses of cash, if any, and debt payments for the foreseeable future, we cannot predict the full cash needs of the Company during the pandemic.
Investments.
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of August 1, 2020 and February 1, 2020, these investments in the Company's portfolio consisted of a money market fund. The balance as of February 1, 2020 also included commercial paper.
Short-Term Investments. As of August 1, 2020 and February 1, 2020 short-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity within one year of the balance sheet date. The balance as of February 1, 2020 also included commercial paper, municipal securities, and U.S. asset-backed securities.
Long-Term Investments. As of August 1, 2020 and February 1, 2020, long-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity greater than one year from the balance sheet date. The balance as of February 1, 2020 also included U.S. and non-U.S. asset-backed securities and other foreign securities.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Net cash (used in) provided by operating activities	$(77)	$1,091
Net cash provided by (used in) investing activities	18,901	(61,412)
Net cash provided by (used in) financing activities	6,816	(6,351)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; the effect of changes in assets and liabilities; and tenant-improvement allowances received from landlords under our store leases.
Net cash used in operating activities for the twenty-six weeks ended August 1, 2020 was $0.1 million compared to cash provided by operating activities of $1.1 million for the twenty-six weeks ended August 3, 2019. The increase in cash used in operating activities was primarily related to the change in assets and liabilities. The increases that resulted in a use of cash were primarily related to an increase in the income tax receivable due to the increased net loss compared to the prior-year period and payments made for Pura Vida operations not in the prior-year period, as well as certain Vera Bradley technology project expenditures. Increases resulting in a source of cash were primarily related to the deferral of rent payments as a result of COVID-19, as well as timing of other payments.
Net Cash Provided by (Used in) Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash provided by investing activities was $18.9 million for the twenty-six weeks ended August 1, 2020 compared to cash used in investing activities of $61.4 million for the twenty-six weeks ended August 3, 2019. The increase in cash provided by investing activities was primarily a result of decreased spending related to property, plant, and equipment and net investments in the current year, as well as the July 2019 acquisition of Pura Vida that occurred in the prior-year period.
Capital expenditures for fiscal 2021 are expected to be approximately $8.0 million to $10.0 million.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $6.8 million for the twenty-six weeks ended August 1, 2020 compared to cash used in financing activities of $6.4 million for the twenty-six weeks ended August 3, 2019. The increase in cash provided by financing activities was primarily due to net borrowings of $30.0 million under our Credit Agreement, partially offset by the $18.7 million payment of the contingent consideration associated with the July 2019 acquisition of Pura Vida.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of August 1, 2020.
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
As of August 1, 2020 the Company had outstanding borrowings of $30.0 million and availability of $45.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2020 under the Credit Agreement.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of August 1, 2020.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 1, 2020, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

ITEM 4. CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2020.
On July 16, 2019, the Company completed its acquisition of a majority interest in Pura Vida. Pura Vida constitutes approximately 25% of total assets and 5% of total liabilities as of August 1, 2020, and approximately 25% and 27% of net revenues for the thirteen and twenty-six weeks ended August 1, 2020, respectively. As of August 1, 2020, the Company integrated the acquired business into its system of internal control over financial reporting and has included it in the above assessment regarding the effectiveness of the Company's disclosure controls and procedures.
Other than the inclusion of the Pura Vida business, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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
In April of 2020, Chidimma Igboakaeze filed suit seeking class certification for all current and former hourly-paid employees who worked for the Company within the state of California during the four years preceding the filing until final judgement. The complaint alleges various violations of the California Labor Code related to wages, overtime, meal and rest breaks, non-compliant wage statements and records and other similar allegations related to employment. The Plaintiff has also filed a Private Attorney General Act claim with the state of California regarding the same allegations. The Company denies all liability and intends to vigorously defend itself in the case. The case is currently in discovery. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.
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
Our operations are currently subject to significant disruptions as a result of the COVID-19 pandemic. The pandemic has resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. We temporarily closed our retail stores on March 19, 2020. On May 5, 2020, we began to reopen our retail stores in a phased approach, with all but three full-line stores open and all factory stores open as of the end of July. Despite the reopening of a majority of our retail stores, we have experienced, and may continue to experience, significantly reduced traffic, demand, and sales. Further, as guidance and mandates from governments and public health officials continue to evolve, additional closures to some, or all, of our retail stores, the stores of our Indirect segment partners, and other aspects of our operations may occur.
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
Beginning in mid-March 2020, we began taking several actions to navigate the COVID-19 pandemic, protect our financial position, maximize our liquidity, and to position the Company for a strong reopening and future. In addition to the aforementioned store closures, these actions included: temporarily furloughing approximately 80% of our workforce during the first quarter; temporarily reducing compensation for remaining salaried associates based on a graduated scale; temporarily suspending cash compensation to our board of directors; temporarily suspending our share repurchase program; drawing $60.0 million of our $75.0 million Credit Agreement; temporarily eliminating the Company 401(k) and associate charitable contribution matches; tightly managing inventory levels through the cancellation of purchase orders, delay of receipts, or seeking price concessions where possible; actively working with landlords on addressing rent abatements, payments terms, accelerating store closures, and delaying or cancelling certain planned new store openings; reducing non-payroll operating expenses; and extending vendor payment terms. During the second quarter, we brought back the majority of associates from furlough; began to reinstate portions of the base compensation reductions; and paid back $30.0 million of our $60.0 million borrowing under our Credit Agreement. As of the end of August, approximately 10% of our associates remain on furlough.
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
There was no activity under the program during the thirteen weeks ended August 1, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
May 3, 2020 - May 30, 2020	—	$—	—	$32,939,607
May 31, 2020 - July 4, 2020	—	—	—	32,939,607
July 5, 2020 - August 1, 2020	—	—	—	32,939,607
	—	$—	—

ITEM 6. EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: September 9, 2020	/s/ John Enwright
John Enwright
Chief Financial Officer