Form 10-Q
period 2020-10-31
Vera Bradley, Inc.
filed 2020-12-09
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 33,414,490 shares of its common stock outstanding as of December 2, 2020.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2020	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$75,765	$49,917
Short-term investments	1,068	8,977
Accounts receivable, net	36,027	24,290
Inventories	141,588	123,606
Income taxes receivable	3,545	1,043
Prepaid expenses and other current assets	13,859	10,956
Total current assets	271,852	218,789
Operating right-of-use assets	97,534	114,790
Property, plant, and equipment, net	66,376	73,027
Intangible assets, net	49,318	56,305
Goodwill	44,254	44,254
Long-term investments	478	14,912
Deferred income taxes	4,972	7,656
Other assets	6,390	5,328
Total assets	$541,174	$535,061
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,136	$20,235
Accrued employment costs	12,970	11,412
Short-term operating lease liabilities	24,543	21,347
Earn-out liability	—	18,448
Other accrued liabilities	14,297	13,850
Income taxes payable	251	2,113
Total current liabilities	79,197	87,405
Long-term operating lease liabilities	97,849	113,775
Long-term debt	30,000	—
Other long-term liabilities	154	62
Total liabilities	207,200	201,242
Commitments and contingencies
Redeemable noncontrolling interest	29,146	30,049
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,808 and 41,515 shares issued and 33,414 and 33,503 shares outstanding, respectively	—	—
Additional paid-in-capital	103,282	100,357
Retained earnings	308,598	307,414
Accumulated other comprehensive income	8	158
Treasury stock	(107,060)	(104,159)
Total shareholders’ equity of Vera Bradley, Inc.	304,828	303,770
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$541,174	$535,061

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net revenues	$124,849	$127,501	$325,903	$338,289
Cost of sales	51,018	59,631	138,263	152,618
Gross profit	73,831	67,870	187,640	185,671
Selling, general, and administrative expenses	61,703	69,423	183,640	184,465
Other income	36	77	89	1,021
Operating income (loss)	12,164	(1,476)	4,089	2,227
Interest expense (income), net	298	(133)	855	(955)
Income (loss) before income taxes	11,866	(1,343)	3,234	3,182
Income tax expense (benefit)	2,892	(361)	1,470	851
Net income (loss)	8,974	(982)	1,764	2,331
Less: Net income (loss) attributable to redeemable noncontrolling interest	100	(1,121)	1,011	(1,257)
Net income attributable to Vera Bradley, Inc.	$8,874	$139	$753	$3,588

Basic weighted-average shares outstanding	33,411	33,907	33,382	34,104
Diluted weighted-average shares outstanding	33,977	34,114	33,789	34,355

Basic net income per share available to Vera Bradley, Inc. common shareholders	$0.27	$0.00	$0.02	$0.11
Diluted net income per share available to Vera Bradley, Inc. common shareholders	$0.26	$0.00	$0.02	$0.10
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$8,974	$(982)	$1,764	$2,331
Unrealized (loss) gain on available-for-sale debt investments	(1)	(3)	(172)	121
Cumulative translation adjustment	11	(22)	22	(1)
Comprehensive income (loss), net of tax	8,984	(1,007)	1,614	2,451
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	100	(1,121)	1,011	(1,257)
Comprehensive income attributable to Vera Bradley, Inc.	$8,884	$114	$603	$3,708
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Permanent Equity
Balance at February 1, 2020	33,503,249	8,011,372	$100,357	$307,414	$158	$(104,159)	$303,770
Net loss attributable to Vera Bradley, Inc.	—	—	—	(15,337)	—	—	(15,337)
Translation adjustments	—	—	—	—	10	—	10
Unrealized loss on available-for-sale debt investments	—	—	—	—	(185)	—	(185)
Restricted shares vested, net of repurchase for taxes	277,687	—	(537)	—	—	—	(537)
Stock-based compensation	—	—	59	—	—	—	59
Treasury stock purchased	(381,835)	381,835	—	—	—	(2,901)	(2,901)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(9,305)	—	—	(9,305)
Balance at May 2, 2020	33,399,101	8,393,207	$99,879	$282,772	$(17)	$(107,060)	$275,574
Net income attributable to Vera Bradley, Inc.	—	—	—	7,216	—	—	7,216
Translation adjustments	—	—	—	—	1	—	1
Unrealized gain on available-for-sale debt investments	—	—	—	—	14	—	14
Restricted shares vested, net of repurchase for taxes	10,225	—	(18)	—	—	—	(18)
Stock-based compensation	—	—	1,251	—	—	—	1,251
Redeemable noncontrolling interest redemption value adjustment	—	—	—	9,736	—	—	9,736
Balance at August 1, 2020	33,409,326	8,393,207	$101,112	$299,724	$(2)	$(107,060)	$293,774
Net income attributable to Vera Bradley, Inc.	—	—	—	8,874	—	—	8,874
Translation adjustments	—	—	—	—	11	—	11
Unrealized loss on available-for-sale debt investments	—	—	—	—	(1)	—	(1)
Restricted shares vested, net of repurchase for taxes	5,164	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	2,177	—	—	—	2,177
Balance at October 31, 2020	33,414,490	8,393,207	$103,282	$308,598	$8	$(107,060)	$304,828

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

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities
Net income	$1,764	$2,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	10,808	13,856
Amortization of operating right-of-use assets	16,051	16,359
Impairment charges	3,806	—
Amortization of intangible assets	6,987	2,884
Provision for doubtful accounts	1,559	97
Stock-based compensation	3,487	4,032
Deferred income taxes	2,684	(1,113)
Loss (gain) on investments	13	(178)
Adjustment of earn-out liability	229	1,803
Amortization of step-up in inventory basis	—	7,230
Other non-cash (gain) charges, net	(22)	157
Changes in assets and liabilities:
Accounts receivable	(14,289)	(3,620)
Inventories	(17,982)	(21,970)
Prepaid expenses and other assets	(3,965)	(3,331)
Accounts payable	7,222	4,146
Income taxes	(4,364)	(4,175)
Operating lease liabilities, net	(14,331)	(18,727)
Accrued and other liabilities	1,973	(9,016)
Net cash provided by (used in) operating activities	1,630	(9,235)
Cash flows from investing activities
Purchases of property, plant, and equipment	(5,178)	(11,425)
Purchases of investments	(851)	(13,762)
Proceeds from maturities and sales of investments	23,031	34,209
Cash received (paid) for business acquisition, net of cash acquired	993	(76,032)
Net cash provided by (used in) investing activities	17,995	(67,010)
Cash flows from financing activities
Tax withholdings for equity compensation	(562)	(1,154)
Repurchase of common stock	(3,077)	(9,143)
Distributions to redeemable noncontrolling interest	(1,483)	(951)
Borrowings under asset-based revolving credit agreement	60,000	—
Repayment of borrowings under asset-based revolving credit agreement	(30,000)	—
Payment of contingent consideration for business acquisition	(18,677)	—
Net cash provided by (used in) financing activities	6,201	(11,248)
Effect of exchange rate changes on cash and cash equivalents	22	(1)
Net increase (decrease) in cash and cash equivalents	25,848	(87,494)
Cash and cash equivalents, beginning of period	49,917	113,493
Cash and cash equivalents, end of period	$75,765	$25,999

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$3,152	$6,166
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of October 31, 2020 and November 2, 2019	$—	$99
Expenditures incurred but not yet paid as of February 1, 2020 and February 2, 2019	$176	$197
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of October 31, 2020 and November 2, 2019	$538	$391
Expenditures incurred but not yet paid as of February 1, 2020 and February 2, 2019	$559	$1,065
Contingent consideration related to business acquisition	$—	$20,098
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
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of October 31, 2020, the Company operated 81 full-line stores and 69 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its 2020 annual outlet sale.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 2,000 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended October 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year. Further, the COVID-19 pandemic had a material impact on the Company's current-year period results.
The COVID-19 pandemic resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours during the first nine months of fiscal 2021. Although the Vera Bradley and Pura Vida e-commerce operations remained open, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales. Furthermore, the pandemic materially impacted the Company's operating results. Beginning in mid-March 2020, the Company began taking several actions to navigate the COVID-19 pandemic, protect its financial position, maximize its liquidity, and to position the Company for a strong reopening and future. These actions included:
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
The Company has brought back substantially all associates from furlough; reinstated a majority of the base compensation reductions; reinstated the cash compensation to the Board of Directors; and paid back $30.0 million of the $60.0 million borrowing under the Credit Agreement. The Company continued to manage operating expenses and inventory levels, and work with landlords on rent abatements and payment terms. All factory stores and all but two full line stores were opened as of the end of the third quarter.
In addition, the Company is leveraging elements of the Coronavirus Aid Relief and Economic Security (CARES) Act to enhance the financial well-being of associates and to maximize the financial health of the Company. The CARES Act tax provisions include retention credits and the deferral of the employer portion of certain payroll taxes.
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
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 31, 2020 and November 2, 2019 refer to the thirteen-week periods ended on those dates.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 (in thousands):

	Thirteen Weeks Ended
	October 31, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$28,536		$8,453		$—		$36,989
Apparel/Footwear(6)	11,055		4,406		744		16,205
Travel	14,400		4,758		—		19,158
Accessories	14,352		2,607		22,676		39,635
Home	8,067		839		—		8,906
Other	1,767	(1)	1,281	(2)	908	(3)	3,956
Total net revenues	$78,177	(4)	$22,344	(5)	$24,328	(4)	$124,849

(1) Primarily includes net revenues from freight and stationery.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $21.2 million of net revenues related to product sales recognized at a point in time and $1.1 million of net revenues related to sales-based royalties recognized over time.
(6) Includes mask sales.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirteen Weeks Ended
	November 2, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$33,178		$10,565		$—		$43,743
Travel	19,191		5,789		—		24,980
Accessories	17,575		4,785		24,469		46,829
Home	6,255		1,171		—		7,426
Apparel/Footwear	696		375		—		1,071
Other	1,502	(1)	1,402	(2)	548	(3)	3,452
Total net revenues	$78,397	(4)	$24,087	(5)	$25,017	(4)	$127,501

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

	Thirty-Nine Weeks Ended
	October 31, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$74,087		$20,236		$—		$94,323
Travel	37,594		9,529		—		47,123
Accessories	34,626		6,167		74,295		115,088
Apparel/Footwear(6)	27,778		10,986		982		39,746
Home	17,970		1,492		—		19,462
Other	4,192	(1)	2,893	(2)	3,076	(3)	10,161
Total net revenues	$196,247	(4)	$51,303	(5)	$78,353	(4)	$325,903

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $49.1 million of net revenues related to product sales recognized at a point in time and $2.2 million of net revenues related to sales-based royalties recognized over time.
(6) Includes mask sales.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$100,527		$31,549		$—		$132,076
Travel	62,402		13,091		—		75,493
Accessories	54,622		12,952		29,689		97,263
Home	19,769		1,995		—		21,764
Apparel/Footwear	2,443		484		—		2,927
Other	4,150	(1)	3,900	(2)	716	(3)	8,766
Total net revenues	$243,913	(4)	$63,971	(5)	$30,405	(4)	$338,289

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

Contract Balances
Contract liabilities as of October 31, 2020 and February 1, 2020, were $3.7 million and $3.9 million, respectively. The balance as of October 31, 2020 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida loyalty club points, Pura Vida customer deposits and payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. The balance as of February 1, 2020 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company did not have contract assets as of October 31, 2020 and February 1, 2020.
The balance for accounts receivable from contracts with customers, net of allowances, as of October 31, 2020 and February 1, 2020, was $31.6 million and $16.3 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.8 million and $0.5 million as of October 31, 2020 and February 1, 2020, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of October 31, 2020.

3.Leases
The Company temporarily closed its full-line and factory outlet stores on March 19, 2020, due to the COVID-19 pandemic. As of the end of October, all but two full-line stores and all factory stores have been reopened, further

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
discussed in Note 1 herein. As a result of the temporary closures, certain rent payments have been deferred. An immaterial amount of rent abatements were received as of October 31, 2020.
Discount Rate
The weighted-average discount rate as of October 31, 2020, was 5.0%. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of October 31, 2020, the Company had one retail store lease which was executed, but did not have control of the underlying asset; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. This lease contains undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $2.1 million and has an approximate term of 10 years commencing in fiscal 2022.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost	$6,723	$7,254	$20,485	$21,621
Variable lease cost	1,730	2,189	4,283	6,954
Short-term lease cost	117	114	262	447
Total lease cost	$8,570	$9,557	$25,030	$29,022

The weighted-average remaining lease term as of October 31, 2020 was 5.6 years.

Supplemental operating cash flow information was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$19,732	$24,451
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$1,602	$7,021

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator:
Net income (loss)	$8,974	$(982)	$1,764	$2,331
Less: Net income (loss) attributable to redeemable noncontrolling interest	100	(1,121)	1,011	(1,257)
Net income attributable to Vera Bradley, Inc.	8,874	139	753	3,588

Denominator:
Weighted-average number of common shares (basic)	33,411	33,907	33,382	34,104
Dilutive effect of stock-based awards	566	207	407	251
Weighted-average number of common shares (diluted)	33,977	34,114	33,789	34,355

Net income per share available to Vera Bradley, Inc. common shareholders:
Basic	$0.27	$0.00	$0.02	$0.11
Diluted	$0.26	$0.00	$0.02	$0.10
For the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of October 31, 2020 and February 1, 2020, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of October 31, 2020 and February 1, 2020 (in thousands):

	Level 1		Level 2		Level 3
	October 31, 2020	February 1, 2020	October 31, 2020	February 1, 2020	October 31, 2020	February 1, 2020
Cash equivalents(1)	$1,313	$27	$—	$2,198	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	727	3,435	—	—
Commercial paper	—	—	—	2,489	—	—
Municipal securities	—	—	—	1,594	—	—
Non-U.S. corporate debt securities	—	—	341	1,136	—	—
U.S. asset-backed securities	—	—	—	323	—	—
Long-term investments:
U.S. corporate debt securities	—	—	151	5,613	—	—
U.S. asset-backed securities	—	—	—	5,498	—	—
Non-U.S. corporate debt securities	—	—	327	2,409	—	—
Other foreign securities	—	—	—	810	—	—
Non-U.S. asset-backed securities	—	—	—	582	—	—

(1) Cash equivalents include a money market fund and commercial paper that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which include property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets, including right-of-use assets, are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $3.8 million in impairment charges for the thirty-nine weeks ended

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
October 31, 2020 related to store assets including property, plant, and equipment and lease right-of-use assets. There were no impairment charges recorded for the thirteen weeks ended October 31, 2020 and November 2, 2019 and the thirty-nine weeks ended November 2, 2019. The Company is unable to predict the extent of the impact that the COVID-19 pandemic will have on its operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
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
As of October 31, 2020 the Company had outstanding borrowings of $30.0 million and availability of $45.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2020 under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended October 31, 2020, was 24.4% compared to 26.9% for the thirteen weeks ended November 2, 2019. The year-over-year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.
The effective tax rate for the thirty-nine weeks ended October 31, 2020, was 45.5%, compared to 26.7% for the thirty-nine weeks ended November 2, 2019. The year-over-year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.

8.Stock-Based Compensation
The Company recognizes stock-based compensation expense, for its awards of restricted stock units, in an amount equal to the fair market value of the underlying stock on the grant date of the respective award.
The Company reserved 3,000,000 shares of common stock for issuance or transfer under the 2020 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards. The Company maintains the 2010 Equity and Incentive Plan for awards granted prior to the effectiveness of the 2020 Equity and Incentive Plan.
Awards of Restricted Stock Units

During the thirteen weeks ended October 31, 2020 the Company granted 48,106 time-based restricted stock units with an aggregate fair value of $0.3 million to certain employees under the 2010 Equity and Incentive Plan compared to 9,680 time-based restricted stock units with an aggregate fair value of $0.1 million in the same period of the prior year.

During the thirty-nine weeks ended October 31, 2020, the Company granted 1,460,130 time-based and performance-based restricted stock units with an aggregate fair value of $6.1 million to certain employees and non-employee directors under the 2010 Equity and Incentive Plan compared to 416,944 time-based and performance-based restricted stock units with an aggregate fair value of $5.4 million in the same period of the prior year.

There were no restricted stock units granted under the 2020 Equity and Incentive Plan during the thirteen and thirty-nine weeks ended October 31, 2020.

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
The following table sets forth a summary of restricted stock unit activity for the thirty-nine weeks ended October 31, 2020 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2020	433	$12.03	671	$11.08
Granted	858	4.24	602	4.09
Vested	(239)	11.79	(187)	9.31
Forfeited	(2)	7.68	(2)	8.11
Nonvested units outstanding at October 31, 2020	1,050	$5.73	1,084	$7.51
As of October 31, 2020, there was $6.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years, subject to meeting performance conditions.

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
Subsequent to the end of the quarter, on December 3, 2020, the Company’s board of directors authorized the Company to extend the 2018 Share Repurchase Program through December 11, 2021. The program remains temporarily suspended pending resumption by the Company’s board of directors.
The Company purchased 381,835 shares at an average price of $7.60 per share, excluding commissions, for an aggregate amount of $2.9 million during the thirty-nine weeks ended October 31, 2020, there was $32.9 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program.
As of October 31, 2020, the Company held as treasury shares 8,393,207 shares of its common stock at an average price of $12.76 per share, excluding commissions, for an aggregate carrying amount of $107.1 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Investments
Cash Equivalents
Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of October 31, 2020 and February 1, 2020, these investments in the Company's portfolio consisted of a money market fund. The balance as of February 1, 2020 also included commercial paper.
Short-Term Investments
As of October 31, 2020 and February 1, 2020 short-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity within one year of the balance sheet date. The balance as of February 1, 2020 also included commercial paper, municipal securities, and U.S. asset-backed securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $1.1 million and $9.0 million in short-term investments as of October 31, 2020 and February 1, 2020, respectively. The following table summarizes the Company's short-term investments (in thousands):

	October 31, 2020	February 1, 2020
U.S. corporate debt securities	$727	$3,435
Commercial paper	—	2,489
Municipal securities	—	1,594
Non-U.S. corporate debt securities	341	1,136
U.S. asset-backed securities	—	323
Total short-term investments	$1,068	$8,977

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Long-Term Investments
As of October 31, 2020 and February 1, 2020, long-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity greater than one year from the balance sheet date. The balance as of February 1, 2020 also included U.S. and non-U.S. asset-backed securities and other foreign securities. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest income, net, in the Company's Condensed Consolidated Statements of Operations.
The Company held $0.5 million and $14.9 million in long-term investments as of October 31, 2020 and February 1, 2020, respectively. The following table summarizes the Company's long-term investments (in thousands):

	October 31, 2020	February 1, 2020
U.S. corporate debt securities	$151	$5,613
U.S. asset-backed securities	—	5,498
Non-U.S. corporate debt securities	327	2,409
Other foreign securities	—	810
Non-U.S. asset-backed securities	—	582
Total long-term investments	$478	$14,912
There were no material gross unrealized gains or losses on available-for-sale debt securities as of October 31, 2020 and February 1, 2020.

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
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was made during the first quarter of fiscal 2021 totaling $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. There were no transaction costs during the thirteen and thirty-nine weeks ended October 31, 2020 and the thirteen weeks ended November 2, 2019. Pre-tax transaction costs totaled $2.7 million for the thirty-nine weeks ended November 2, 2019. These costs are recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and within corporate unallocated expenses.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The operations of Pura Vida are recorded in the Company's Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ending October 31, 2020, and only for the period beginning on July 17, 2019 in the prior year, which represents the first full day following the acquisition. As such, the Company's financial statements are not comparable with the prior-year period presented. Refer to Note 16 herein for segment-level financial information associated with Pura Vida.
The following pro forma financial information is intended to provide a sense for what the Company's operating results may have been if the Pura Vida acquisition had occurred at the beginning of fiscal 2019. The pro forma financial information is not indicative of the results that would have been reflected had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future results. The financial information includes expense related to supplemental officer wages and fully indemnified state sales tax matters for time periods before the acquisition date. The Company does not expect these items to have a continuing impact on its consolidated financial statements. The following adjustments have been made:
•Definite-lived intangible amortization that exceeds one year has been reflected as if it occurred at the beginning of fiscal 2019;
•Transaction costs have been excluded; and
•Tax expense has been estimated at an effective tax rate of 25.0%.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
in thousands, except per share data	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Pro forma net revenues	$124,849	$133,109	$325,903	$382,199
Pro forma net income	10,028	6,042	5,938	10,290
Pro forma net income attributable to Vera Bradley, Inc.	9,552	5,324	3,756	10,063

Pro forma basic net income per share available to Vera Bradley, Inc. shareholders	$0.29	$0.16	$0.11	$0.30
Pro forma diluted net income per share available to Vera Bradley, Inc. shareholders	$0.28	$0.16	$0.11	$0.29

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
13.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Note 1 herein for additional information.
Changes in redeemable noncontrolling interest for the thirteen and thirty-nine weeks ended October 31, 2020, were as follows (in thousands):

Balance at February 1, 2020	$30,049
Net loss attributable to redeemable noncontrolling interest	(200)
Distributions to redeemable noncontrolling interest	(296)
Adjustment to redemption value	9,305
Balance at May 2, 2020	$38,858
Net income attributable to redeemable noncontrolling interest	1,111
Distributions to redeemable noncontrolling interest	(579)
Adjustment to redemption value	(9,736)
Balance at August 1, 2020	$29,654
Net income attributable to redeemable noncontrolling interest	100
Distributions to redeemable noncontrolling interest	(608)
Balance at October 31, 2020	$29,146

Changes in redeemable noncontrolling interest for the thirteen and thirty-nine weeks ended November 2, 2019, were as follows (in thousands):

Balance at February 2, 2019 and May 4, 2019	$—
Fair value of noncontrolling interest at acquisition	31,786
Net loss attributable to redeemable noncontrolling interest	(136)
Balance at August 3, 2019	$31,650
Fair value measurement period adjustment	755
Net loss attributable to redeemable noncontrolling interest	(1,121)
Distributions to redeemable noncontrolling interest	(951)
Balance at November 2, 2019	$30,333

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
14.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	October 31, 2020
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(12,143)	$12,065
Non-competition Agreements	788	(203)	585
Total definite-lived intangible assets	24,996	(12,346)	12,650

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(12,346)	$49,318

(1) Amortization expense is recorded within the Pura Vida segment.

	February 1, 2020
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(5,274)	$18,934
Non-competition Agreements	788	(85)	703
Total definite-lived intangible assets	24,996	(5,359)	19,637

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(5,359)	$56,305

(1) Amortization expense is recorded within the Pura Vida segment.
The weighted-average amortization period for the definite-lived intangible assets in total is 3.6 years. The weighted-average amortization period is 3.6 years and 5.0 years for customer relationships and non-competition agreements, respectively. The amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2021 (remaining three months)	2,022
Fiscal 2022	3,073
Fiscal 2023	3,073
Fiscal 2024	3,073
Thereafter	1,409
Total	$12,650
The total amount of the goodwill as of October 31, 2020, was $44.3 million recorded within the Pura Vida segment upon acquisition. Goodwill is expected to be deductible for tax purposes, limited to the Company's 75% majority

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
ownership interest. Refer to Note 12 herein for addition information regarding goodwill. There were no changes to goodwill for the thirteen and thirty-nine weeks ended October 31, 2020.
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

15.Inventories
The components of inventories were as follows:

	October 31, 2020	February 1, 2020
Raw materials(1)	$1,110	$1,056
Finished goods	140,478	122,550
Total inventories	$141,588	$123,606
(1) Relates solely to Pura Vida operations.

16.Segment Reporting
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
The VB Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 2,000 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Segment net revenues:
VB Direct	$78,177	$78,397	$196,247	$243,913
VB Indirect	22,344	24,087	51,303	63,971
Pura Vida	24,328	25,017	78,353	30,405
Total	$124,849	$127,501	$325,903	$338,289
Segment operating income (loss):
VB Direct	$19,777	$14,675	$31,634	$45,172
VB Indirect	9,342	9,324	18,575	24,193
Pura Vida	402	(4,483)	4,046	(5,025)
Total	$29,521	$19,516	$54,255	$64,340
Reconciliation:
Segment operating income	$29,521	$19,516	$54,255	$64,340
Less:
Unallocated corporate expenses	(17,357)	(20,992)	(50,166)	(62,113)
Operating income (loss)	$12,164	$(1,476)	$4,089	$2,227

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and thirty-nine weeks ended October 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year.
COVID-19
The COVID-19 pandemic resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours during the first nine months of fiscal 2021. Although the Vera Bradley and Pura Vida e-commerce operations remained open, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales. We cannot currently predict the extent that COVID-19 will impact our future liquidity, operating results, and financial condition of the Company, but it could have a significant adverse effect on these metrics. Beginning in mid-March 2020, we began taking several actions to navigate the COVID-19 pandemic, protect our financial position, maximize our liquidity, and to position the Company for a strong reopening and future. These actions included:
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
Update on COVID-19 Actions as of October 31, 2020
On May 5, 2020, we began to open our Vera Bradley retail stores in a phased approach. All factory stores and all but two full line stores were opened as of the end of the third quarter, although with reduced hours, lower staffing levels, and greatly enhanced safety protocols.
Third quarter Vera Bradley e-commerce revenues increased 48.8% over the comparable-prior year period and comparable store sales declined 19.1%. The sales of cotton face masks helped to offset the comparable store sales decline at Vera Bradley. Net revenues from masks represented approximately 10% of consolidated net revenues for the thirteen and thirty-nine weeks ended October 31, 2020.
We have brought back substantially all of our associates from furlough; reinstated a majority of the base compensation reductions; reinstated the cash compensation to our Board of Directors; and paid back $30.0 million of our $60.0 million borrowing under our Credit Agreement. We continued to manage operating expenses and inventory levels, and work with landlords on rent abatement and payment terms, which helped in the achievement of expense leverage.
In addition, the Company is leveraging elements of the Coronavirus Aid Relief and Economic Security (CARES) Act to enhance the financial well-being of associates and to maximize the financial health of the Company. The CARES Act tax provisions include retention credits and the deferral of the employer portion of certain payroll taxes.

Executive Summary
Below is a summary of our strategic progress and financial results for the third quarter of fiscal 2021:
Strategic Progress
Despite the COVID-19 situation, we remain focused on our core Vision 20/20 strategies of enhancing our brands and long-term growth through heightened customer engagement and continued product innovation while navigating through the crisis.
At Vera Bradley, we:
•Launched our new e-commerce site which allowed us to offer enhanced content to guide purchasing;
•Migrated our ERP, POS, Business Intelligence, and Order Management systems to cloud-based Microsoft D365 streamlining and simplifying our work and providing for additional capabilities such as mobile POS;
•Continued to expand our mask offerings, with new features, styles, sizes, patterns, and solids;
•Launched our newest Disney collection on verabradley.com in August and our second annual collaboration with Crocs; and
•Introduced our masks and 1982 backpack at Target stores and on target.com.
In addition, using our data-centric programmatic buying, we have significantly increased our paid media efficiency and revenue attributable to paid media during the quarter.
At Pura Vida, we:
•Continued to add to our signature cord bracelets, style packs, popular metal, “mood,” and semi-precious collections;
• Launched our “celestial” collection;
• Further expanded our “above the keyboard” offerings;
• Expanded our mask offerings from one style in the second quarter to five styles in the third quarter; and
• Began our wholesale distribution of products in Europe.
Financial Summary (all comparisons are to the third quarter of fiscal 2020)
•Net revenues decreased 2.1% to $124.8 million.
•Vera Bradley Direct (“VB Direct”) segment sales decreased 0.3% to $78.2 million.
•Vera Bradley Indirect segment (“VB Indirect”) sales decreased 7.2% to $22.3 million.
•Pura Vida segment sales decreased 2.8% to $24.3 million.
•Gross profit was $73.8 million, or 59.1% of net revenue.
•Operating income was $12.2 million and net income attributable to Vera Bradley, Inc. was $8.9 million. Operating income included intangible asset amortization related to the Pura Vida acquisition of $2.3 million.
•Capital expenditures for the thirteen weeks totaled $0.9 million.
•Cash and cash equivalents and investments were $77.3 million at October 31, 2020.
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
Comparable Sales
Typically, comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are included within the Company's comparable sales beginning with the fiscal 2021 third quarter. Pura Vida e-commerce operations include sales from the subscription club. Comparable store sales are calculated based solely upon stores that have been open for at least 12 full fiscal months. Remodeled stores are included in both comparable sales and comparable store sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do.
As substantially all of our Vera Bradley stores were opened during the third quarter, albeit with reduced hours in some locations, we reported third quarter comparable store sales. However, as a result of the temporary closure of all Vera Bradley stores due to COVID-19 during portions of the first and second quarters, the Company's fiscal 2021 year-to-date comparable store sales and comparable sales calculations are not meaningful and therefore are not provided.
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
Net Income Attributable to Vera Bradley, Inc.
Net income attributable to Vera Bradley, Inc. is equal to net income less net income (loss) attributable to redeemable noncontrolling interest.
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
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was made during the first quarter of fiscal 2021 totaling $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. There were no transaction costs during the thirteen and thirty-nine weeks ended October 31, 2020 and the thirteen weeks ended November 2, 2019. Pre-tax transaction costs totaled $2.7 million for the thirty-nine weeks ended November 2, 2019. These costs are recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and within corporate unallocated expenses.
Pura Vida has been fully consolidated within our financial statements beginning on July 17, 2019, the first full day following the acquisition. Pura Vida was also added as a reportable segment as a result of the acquisition. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Impairment Charges
Property, plant, and equipment and lease right-of-use assets (the "asset group" for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. Impairment charges of $3.8 million were recognized during the thirty-nine weeks ended October 31, 2020, for property, plant, and equipment and lease right-of-use assets related to underperforming stores and are included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and in impairment charges in the Condensed

Consolidated Statements of Cash Flows. The impairment charges are included in the Direct segment. There were no impairment charges recorded during the thirteen weeks ended October 31, 2020 or November 2, 2019. The COVID-19 pandemic, including the temporary closure of Vera Bradley retail stores beginning in mid-March, significantly impacted the Company's operations and cash flows which was the main driver of the impairment charges. We are unable to predict the extent of the impact that the COVID-19 pandemic will have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
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
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Statement of Operations Data:
Net revenues	$124,849	$127,501	$325,903	$338,289
Cost of sales	51,018	59,631	138,263	152,618
Gross profit	73,831	67,870	187,640	185,671
Selling, general, and administrative expenses	61,703	69,423	183,640	184,465
Other income	36	77	89	1,021
Operating income (loss)	12,164	(1,476)	4,089	2,227
Interest expense (income), net	298	(133)	855	(955)
Income (loss) before income taxes	11,866	(1,343)	3,234	3,182
Income tax expense (benefit)	2,892	(361)	1,470	851
Net income (loss)	8,974	(982)	1,764	2,331
Less: Net income (loss) attributable to redeemable noncontrolling interest	100	(1,121)	1,011	(1,257)
Net income attributable to Vera Bradley, Inc.	$8,874	$139	$753	$3,588
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.9%	46.8%	42.4%	45.1%
Gross profit	59.1%	53.2%	57.6%	54.9%
Selling, general, and administrative expenses	49.4%	54.4%	56.3%	54.5%
Other income	—%	0.1%	—%	0.3%
Operating income (loss)	9.7%	(1.2)%	1.3%	0.7%
Interest expense (income), net	0.2%	(0.1)%	0.3%	(0.3)%
Income (loss) before income taxes	9.5%	(1.1)%	1.0%	0.9%
Income tax expense (benefit)	2.3%	(0.3)%	0.5%	0.3%
Net income (loss)	7.2%	(0.8)%	0.5%	0.7%
Less: Net income (loss) attributable to redeemable noncontrolling interest	0.1%	(0.9)%	0.3%	(0.4)%
Net income attributable to Vera Bradley, Inc.	7.1%	0.1%	0.2%	1.1%

The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net Revenues by Segment:
VB Direct	$78,177	$78,397	$196,247	$243,913
VB Indirect	22,344	24,087	51,303	63,971
Pura Vida	24,328	25,017	78,353	30,405
Total	$124,849	$127,501	$325,903	$338,289
Percentage of Net Revenues by Segment:
VB Direct	62.6%	61.5%	60.2%	72.1%
VB Indirect	17.9%	18.9%	15.8%	18.9%
Pura Vida	19.5%	19.6%	24.0%	9.0%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating Income (Loss) by Segment:
VB Direct	$19,777	$14,675	$31,634	$45,172
VB Indirect	9,342	9,324	18,575	24,193
Pura Vida	402	(4,483)	4,046	(5,025)
Less: Corporate unallocated	(17,357)	(20,992)	(50,166)	(62,113)
Total	$12,164	$(1,476)	$4,089	$2,227
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	25.3%	18.7%	16.1%	18.5%
VB Indirect	41.8%	38.7%	36.2%	37.8%
Pura Vida	1.7%	(17.9)%	5.2%	(16.5)%
Store Data (1):
Total stores opened during period	2	1	6	6
Total stores closed during period	(1)	(3)	(7)	(8)
Total stores open at end of period	150	154	150	154
Comparable sales (including e-commerce) increase (2)	1.1%	4.7%	NM	3.8%
Total gross square footage at end of period (all stores)	394,776	391,888	394,776	391,888
Average net revenues per gross square foot (3)	$127	$153	NM	$477

(1)Includes Vera Bradley full-line and factory outlet stores.
(2)As substantially all of the Vera Bradley stores reopened and remained open for the current-year third quarter, the Company reported the comparable sales figure for the third quarter; however, as a result of the temporary closure of Vera Bradley stores due to COVID-19 during portions of the first and second quarters, the Company's fiscal 2021 year-to-date comparable store sales and comparable sales calculations were not meaningful and therefore were not provided.

Comparable sales are calculated based upon Vera Bradley stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are included in the current-year third quarter comparable sales figure. Increase or decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage.
(3)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. As substantially all of the Vera Bradley stores reopened and remained open for the current-year third quarter, the Company reported average net revenues per square foot for the third quarter; however, as a result of the temporary closure of Vera Bradley stores due to COVID-19 during portions of the first and second quarters, the Company's fiscal 2021 year-to-date average net revenues per square foot were not meaningful and therefore were not provided.
Thirteen Weeks Ended October 31, 2020, Compared to Thirteen Weeks Ended November 2, 2019
Net Revenues
For the thirteen weeks ended October 31, 2020, net revenues decreased $2.7 million, or 2.1%, to $124.8 million, from $127.5 million in the comparable prior-year period. Net revenues from masks represented approximately 10% of consolidated net revenues for the thirteen weeks ended October 31, 2020.
VB Direct. For the thirteen weeks ended October 31, 2020, net revenues in the VB Direct segment decreased $0.2 million, or 0.3%, to $78.2 million, from $78.4 million in the comparable prior-year period. E-commerce sales growth of 48.8% was offset by the 19.1% decline in comparable store sales for the quarter, as store traffic continues to be negatively impacted by the pandemic. We closed 10 full-line stores and opened six factory outlet stores in the last twelve months.
VB Indirect. For the thirteen weeks ended October 31, 2020, net revenues in the VB Indirect segment decreased $1.8 million, or 7.2%, to $22.3 million, from $24.1 million in the comparable prior-year period. The decline was primarily due to a reduction in orders primarily related to the pandemic and in the number of specialty and department store accounts.
Pura Vida. For the thirteen weeks ended October 31, 2020, net revenues in the Pura Vida segment decreased $0.7 million, or 2.8%, to $24.3 million, from $25.0 million in the comparable prior-year period. The Pura Vida e-commerce sales increase of 17.2% was more than offset by a decline in sales to wholesale accounts, which were negatively affected by the pandemic. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Gross Profit
For the thirteen weeks ended October 31, 2020, gross profit increased $5.9 million, or 8.8%, to $73.8 million, from $67.9 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 59.1% for the thirteen weeks ended October 31, 2020, from 53.2% in the comparable prior-year period. The prior-year period gross profit was negatively impacted by the amortization of an inventory step-up adjustment relating to the Pura Vida acquisition of $6.2 million, or 4.9% of net revenues. The remaining gross profit expansion was primarily through the sales of cotton masks.
Selling, General, and Administrative Expenses
For the thirteen weeks ended October 31, 2020, SG&A expenses decreased $7.7 million, or 11.1%, to $61.7 million, from $69.4 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 49.4% for the thirteen weeks ended October 31, 2020, from 54.4% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $48.2 million compared to $55.5 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $13.5 million compared to $13.9 million in the prior-year. The decrease in consolidated SG&A expenses for the thirteen weeks ended October 31, 2020 was primarily due to:
•Vera Bradley initiatives to reduce expenses in light of COVID-19 including temporarily reducing the base compensation for certain salaried associates; certain expense reductions associated with the CARES Act retention credit; and reducing other non-payroll expenses, including travel expenses;
•a reduction of $2.6 million in depreciation expense primarily as a result of legacy software depreciation in the prior-year period that did not recur in the current-year period and savings as a result of property, plant, and equipment impairments recorded in the first quarter of the current-year; and
•a reduction in lease expense of approximately $1.0 million primarily as a result of lease right-of-use asset impairments recorded in the first quarter of the current-year, ten full-line store closures during the last 12 months, and lower contingent rent.
There was also $1.8 million of expense associated with accretion of the earn-out liability in the prior-year period that did not recur in the current-year period. The aforementioned savings were partially offset by an increase in incentive compensation expense as a result of a change in performance estimates and front line bonuses. SG&A expenses as a percentage of net revenues decreased primarily due to expense leverage associated with the aforementioned expense savings.
Other Income
For the thirteen weeks ended October 31, 2020, other income decreased $41.0 thousand to $36.0 thousand compared to $77.0 thousand in the comparable prior-year period.
Operating Income (Loss)
For the thirteen weeks ended October 31, 2020, operating income increased $13.7 million to $12.2 million in the current-year period, from an operating loss of $(1.5) million in the comparable prior-year period. As a percentage of net revenues, operating income (loss) was 9.7% and (1.2)% for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively. Operating income increased due to the factors described above.
VB Direct. For the thirteen weeks ended October 31, 2020, operating income in the VB Direct segment increased $5.1 million, to $19.8 million from operating income of $14.7 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 25.3% and 18.7% for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues as described above and SG&A expense leverage associated with the aforementioned expense savings.
VB Indirect. For the thirteen weeks ended October 31, 2020, operating income in the VB Indirect segment was consistent with the comparable prior-year period at $9.3 million. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 41.8% and 38.7% for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues.
Pura Vida. For the thirteen weeks ended October 31, 2020, operating income in the Pura Vida segment was $0.4 million, or 1.7% of Pura Vida segment net revenues compared to an operating loss of $(4.5) million, or (17.9)% for the comparable prior-year period. The increase in operating income as a percentage of Pura Vida segment net revenues was primarily due to $6.2 million of inventory step-up amortization in the prior-year period that did not recur in the current-year period. This increase was partially offset by a decline in gross margin as a percentage of net revenues for Pura Vida. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For the thirteen weeks ended October 31, 2020, unallocated expenses decreased $3.6 million, or 17.3%, to $17.4 million from $21.0 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to initiatives to reduce expenses in light of COVID-19, including temporarily reducing the base compensation for certain salaried associates and reducing other non-payroll expenses including marketing and travel, as well as a reduction in depreciation expense primarily as a result of legacy software depreciation in the prior-year period that did not recur in the current-year period. There was also $1.8 million of expense associated with accretion of the earn-out liability in the prior-year period that did not recur in the current-year period. These expense savings were partially offset by an increase in incentive compensation expense as a result of a change in performance estimates.
Income Tax Expense
The effective tax rate for the thirteen weeks ended October 31, 2020, was 24.4%, compared to 26.9% for the thirteen weeks ended November 2, 2019. The year-over year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.
Net Income (Loss)
For the thirteen weeks ended October 31, 2020, net income increased $10.0 million to $9.0 million from a net loss of $(1.0) million in the comparable prior-year period due to the factors described above.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended October 31, 2020, net income attributable to redeemable noncontrolling interest was $0.1 million compared to net loss attributable to redeemable noncontrolling interest of $(1.1) million in the comparable prior-year period.

This represents the allocation of the Pura Vida net income (loss) to the noncontrolling interest. The net income (loss) was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For the thirteen weeks ended October 31, 2020, net income attributable to Vera Bradley, Inc. increased $8.8 million to $8.9 million from $0.1 million in the comparable prior-year period due to the factors described above.
Thirty-Nine Weeks Ended October 31, 2020, Compared to Thirty-Nine Weeks Ended November 2, 2019
Net Revenues
For the thirty-nine weeks ended October 31, 2020, net revenues decreased $12.4 million, or 3.7%, to $325.9 million, from $338.3 million in the comparable prior-year period. Net revenues from masks represented approximately 10% of consolidated net revenues for the thirty-nine weeks ended October 31, 2020.
VB Direct. For the thirty-nine weeks ended October 31, 2020, net revenues in the VB Direct segment decreased $47.7 million, or 19.5%, to $196.2 million, from $243.9 million in the comparable prior-year period. The decline primarily resulted from the Company’s stores that were temporarily closed as a result of COVID-19 and lower traffic and sales as they reopened with reduced staffing, hours, and capacity, as well as the COVID-19-related cancellation of our annual outlet sale which typically occurs in April. This decline was partially offset by current-year period Vera Bradley e-commerce sales which increased 59.0% over the comparable period in the prior-year.
VB Indirect. For the thirty-nine weeks ended October 31, 2020, net revenues in the VB Indirect segment decreased $12.7 million, or 19.8%, to $51.3 million, from $64.0 million in the comparable prior-year period. The decline was primarily due to a reduction in orders from specialty, department stores and other key accounts, largely related to COVID-19, as well as a reduction in the number of specialty and department store accounts.
Pura Vida. For the thirty-nine weeks ended October 31, 2020, net revenues in the Pura Vida segment were $78.4 million compared to $30.4 million in the partial period of the prior-year. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Gross Profit
For the thirty-nine weeks ended October 31, 2020, gross profit increased $1.9 million, or 1.1%, to $187.6 million, from $185.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 57.6% for the thirty-nine weeks ended October 31, 2020, from 54.9% in the comparable prior-year period. Charges for the cancellation of certain purchase orders due to COVID-19 in the current-year totaled $1.3 million and negatively impacted gross margin as a percentage of net revenues by 0.4%. The prior-year period included $7.2 million of inventory step-up amortization related to the Pura Vida acquisition that negatively impacted gross margin as a percentage of net revenues by 2.1%. The remaining increase as a percentage of net revenues was primarily due to mask sales, product collaborations, inventory management, and controlled promotional activity.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended October 31, 2020, SG&A expenses decreased $0.9 million, or 0.4%, to $183.6 million, from $184.5 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 56.3% for the thirty-nine weeks ended October 31, 2020, from 54.5% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $141.7 million compared to $167.8 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $41.9 million compared to $16.7 million in the partial period of the prior-year. The decrease in consolidated SG&A expenses for the thirty-nine weeks ended October 31, 2020 was primarily due to
•Vera Bradley initiatives to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; certain expense reductions associated with the CARES Act retention credit; and reducing other non-payroll expenses including marketing, professional fees, and travel;
•a reduction of $2.4 million in depreciation expense primarily as a result of legacy software depreciation in the prior-year period that did not recur in the current-year period and savings as a result of property, plant, and equipment impairments recorded in the first quarter of the current-year; and
•a reduction of approximately $4.0 million in lease expense primarily as a result of lease right-of-use asset impairments recorded in the first quarter of the current-year, ten full-line store closures during the last 12 months, and lower contingent rent.

There were also $2.7 million of Pura Vida transaction costs and $1.8 million of expense associated with accretion of the earn-out liability in the prior-year period that did not recur in the current-year period. These expense reductions were partially offset by incremental Pura Vida operating expenses of $21.0 million; Vera Bradley store impairment charges of $3.8 million; and incremental amortization of intangible assets associated with the Pura Vida acquisition of $4.1 million. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense de-leverage associated with decreased sales.
Other Income
For the thirty-nine weeks ended October 31, 2020, other income decreased $0.9 million to $0.1 million compared to $1.0 million in the comparable prior-year period. The decrease in other income was primarily due to outlet sale ticket sales not received in the current-year period due to the cancellation of our 2020 annual outlet sale as a result of COVID-19, as well as a legal settlement received in the prior-year period that did not recur in the current-year period.
Operating Income
For the thirty-nine weeks ended October 31, 2020, operating income increased $1.9 million to $4.1 million in the current-year period, from operating income of $2.2 million in the comparable prior-year period. As a percentage of net revenues, operating income was 1.3% and 0.7% for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. Operating income increased due to the factors described above.
VB Direct. For the thirty-nine weeks ended October 31, 2020, operating income in the VB Direct segment decreased $13.6 million, to $31.6 million from $45.2 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 16.1% and 18.5% for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to SG&A expense de-leverage associated with lower sales primarily as a result of temporary store closures due to COVID-19, store impairment charges, and an allocation of charges for the cancellation of certain purchase orders related to COVID-19. These decreases were partially offset by an increase in gross margin as a percentage of net revenues, as described above.
VB Indirect. For the thirty-nine weeks ended October 31, 2020, operating income in the VB Indirect segment decreased $5.6 million, or 23.2%, to $18.6 million from $24.2 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 36.2% and 37.8% for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense de-leverage associated with lower sales and an increase in the bad debt provision, partially offset by an increase in gross margin as a percentage of net revenues as described above.
Pura Vida. For the thirty-nine weeks ended October 31, 2020, operating income in the Pura Vida segment was $4.0 million, or 5.2% of Pura Vida segment net revenues compared to an operating loss of $(5.0) million, or (16.5)% in the partial prior-year period. The current-year operating results included $7.0 million of intangible asset amortization expense. The prior-year period included $7.2 million of inventory step-up amortization and $2.9 million of intangible asset amortization. Refer to Note 12 to the Notes to the Condensed Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For the thirty-nine weeks ended October 31, 2020, unallocated expenses decreased $11.9 million, or 19.2%, to $50.2 million from $62.1 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to initiatives to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; and reducing other non-payroll expenses including marketing, professional fees, and travel, as well as a reduction in depreciation expense primarily as a result of legacy software depreciation in the prior-year period that did not recur in the current-year period. There was also $1.8 million of expense associated with accretion of the earn-out liability in the prior-year period that did not recur in the current-year period.
Income Tax Expense
The effective tax rate for the thirty-nine weeks ended October 31, 2020, was 45.5%, compared to 26.7% for the thirty-nine weeks ended November 2, 2019. The year-over year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.

Net Income
For the thirty-nine weeks ended October 31, 2020, net income decreased $0.5 million to $1.8 million from $2.3 million in the comparable prior-year period due to the factors described above.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest
For the thirty-nine weeks ended October 31, 2020, net income attributable to redeemable noncontrolling interest was $1.0 million compared to net loss of $(1.3) million in the partial prior-year period. This represents the allocation of the Pura Vida net income (loss) to the noncontrolling interest. The net income (loss) was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For the thirty-nine weeks ended October 31, 2020, net income attributable to Vera Bradley, Inc. decreased $2.8 million to $0.8 million from $3.6 million in the comparable prior-year period due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through incremental borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which began on September 7, 2018. Net borrowings under the credit agreement totaled $30.0 million during the thirty-nine weeks ended October 31, 2020, and there was $30.0 million in debt outstanding as of October 31, 2020. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.
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
Investments.
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less at the date of purchase. As of October 31, 2020 and February 1, 2020, these investments in the Company's portfolio consisted of a money market fund. The balance as of February 1, 2020 also included commercial paper.
Short-Term Investments. As of October 31, 2020 and February 1, 2020 short-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity within one year of the balance sheet date. The balance as of February 1, 2020 also included commercial paper, municipal securities, and U.S. asset-backed securities.
Long-Term Investments. As of October 31, 2020 and February 1, 2020, long-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity greater than one year from the balance sheet date. The balance as of February 1, 2020 also included U.S. and non-U.S. asset-backed securities and other foreign securities.
Refer to Note 11 “Investments” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional detail regarding investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Net cash provided by (used in) operating activities	$1,630	$(9,235)
Net cash provided by (used in) investing activities	17,995	(67,010)
Net cash provided by (used in) financing activities	6,201	(11,248)

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
Net cash provided by operating activities for the thirty-nine weeks ended October 31, 2020 was $1.6 million compared to cash used in operating activities of $9.2 million for the thirty-nine weeks ended November 2, 2019. The increase in cash provided by operating activities was primarily related to the change in assets and liabilities. Increases resulting in a source of cash were primarily related to the deferral of rent payments as a result of COVID-19, as well as timing of other payments. The increases that resulted in a use of cash were primarily related to a change in the timing of receipt of certain customer payments, payments made for Pura Vida operations not in the prior-year period, as well as certain Vera Bradley technology project expenditures.
Net Cash Provided by (Used in) Investing Activities
Investing activities consist primarily of short-term and long-term investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash provided by investing activities was $18.0 million for the thirty-nine weeks ended October 31, 2020 compared to cash used in investing activities of $67.0 million for the thirty-nine weeks ended November 2, 2019. The increase in cash provided by investing activities was primarily a result of decreased spending related to property, plant, and equipment and net investment activity in the current year, as well as the July 2019 acquisition of Pura Vida that occurred in the prior-year period.
Capital expenditures for fiscal 2021 are expected to be approximately $6.0 million to $7.0 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $6.2 million for the thirty-nine weeks ended October 31, 2020 compared to cash used in financing activities of $11.2 million for the thirty-nine weeks ended November 2, 2019. The increase in cash provided by financing activities was primarily due to net borrowings of $30.0 million under our Credit Agreement and a decline of $6.1 million in repurchases of common stock, partially offset by the $18.7 million payment of the contingent consideration associated with the July 2019 acquisition of Pura Vida.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of October 31, 2020.
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
As of October 31, 2020 the Company had outstanding borrowings of $30.0 million and availability of $45.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2020 under the Credit Agreement.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of October 31, 2020.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of October 31, 2020, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2020.
On July 16, 2019, the Company completed its acquisition of a majority interest in Pura Vida. Pura Vida constitutes approximately 25% of total assets and 7% of total liabilities as of October 31, 2020, and approximately 20% and 24% of net revenues for the thirteen and thirty-nine weeks ended October 31, 2020, respectively. As of August 1, 2020, the Company integrated the acquired business into its system of internal control over financial reporting and has included it in the above assessment regarding the effectiveness of the Company's disclosure controls and procedures.
During the quarter ended October 31, 2020, the Company implemented a new Enterprise Resource Planning system and a new e-commerce platform (collectively the “information technology re-platforming”) resulting in certain changes to the Company's internal control over financial reporting. Other than the information technology re-platforming, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
The outbreak of the novel coronavirus (COVID-19), or other events, may continue to cause significant disruptions in our revenue streams, operations, global supply chain and other facets of our business, which may continue to adversely impact our results of operations, financial condition, and share price.
Our operations are currently subject to significant disruptions as a result of the COVID-19 pandemic. The pandemic has resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. We temporarily closed our retail stores on March 19, 2020. On May 5, 2020, we began to reopen our retail stores in a phased approach, with all but two full-line stores open and all factory stores open as of the end of October. Despite the reopening of a majority of our retail stores, we have experienced, and may continue to experience, significantly reduced traffic, demand, and sales. Further, as guidance and mandates from governments and public health officials continue to evolve, additional closures to some, or all, of our retail stores, the stores of our Indirect segment partners, and other aspects of our operations may occur.
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
Beginning in mid-March 2020, we began taking several actions to navigate the COVID-19 pandemic, protect our financial position, maximize our liquidity, and to position the Company for a strong reopening and future. In addition to the aforementioned store closures, these actions included: temporarily furloughing approximately 80% of our workforce during the first quarter; temporarily reducing compensation for remaining salaried associates based on a graduated scale; temporarily suspending cash compensation to our board of directors; temporarily suspending our share repurchase program; drawing $60.0 million of our $75.0 million Credit Agreement; temporarily eliminating the Company 401(k) and associate charitable contribution matches; tightly managing inventory levels through the cancellation of purchase orders, delay of receipts, or seeking price concessions where possible; actively working with landlords on addressing rent abatements, payments terms, accelerating store closures, and delaying or cancelling certain planned new store openings; reducing non-payroll operating expenses; and extending vendor payment terms. During the second quarter, we brought back the majority of associates from furlough; began to reinstate portions of the base compensation reductions; and paid back $30.0 million of our $60.0 million borrowing under our Credit Agreement. As of the end of October, substantially all of our associates have returned from furlough.
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
Further, our businesses rely on effective digital marketing, including marketing across social media and other online platforms. If our digital marketing efforts are not effective, or if digital marketing costs increase, our results of operations, liquidity, and financial condition could be adversely impacted.

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
There was no activity under the program during the thirteen weeks ended October 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
August 2, 2020 - August 29, 2020	—	$—	—	$32,939,607
August 30, 2020 - October 3, 2020	—	—	—	32,939,607
October 4, 2020 - October 31, 2020	—	—	—	32,939,607
	—	$—	—

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Vera Bradley, Inc. 2020 Equity and Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed April 30, 2020)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: December 9, 2020	/s/ John Enwright
John Enwright
Chief Financial Officer