Form 10-K
period 2021-01-30
Vera Bradley, Inc.
filed 2021-03-30
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of August 1, 2020 was $100,358,776.
The registrant had 33,414,490 shares of its common stock outstanding as of March 23, 2021.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Vera Bradley, Inc. intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended January 30, 2021.

Forward-Looking Statements
This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements include references to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•public health pandemics, including the continued outbreak of the novel coronavirus (COVID-19) and actions to contain the spread of the virus by governmental or other actors;
•possible inability to successfully implement our long-term strategic plans;
•possible declines in our comparable sales;
•possible inability to maintain and enhance our brands;
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
•possible disruptions in our supply chain;
•possible new or increased tariffs on our products that could lead to increased product costs and lower profit margins; and
•possible inability to successfully implement integration strategies related to the Pura Vida business and possible inability to derive expected benefits from or to successfully integrate any future business acquisition.
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

PART I

In this Form 10-K, references to “Vera Bradley, Inc.” or the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. and Creative Genius, LLC. References to “Vera Bradley” relate to the Vera Bradley stand-alone brand and references to “Pura Vida” relate to the Pura Vida stand-alone brand, except where the context requires otherwise or where otherwise indicated. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 30, 2021 (“fiscal 2021”), February 1, 2020 (“fiscal 2020”) and February 2, 2019 (“fiscal 2019”) were each 52-week periods. The fiscal year ending January 29, 2022 (“fiscal 2022”) will also be a 52-week period.

Item 1.        Business
Our Company
Vera Bradley, Inc. operates two unique lifestyle brands – Vera Bradley and Pura Vida. We believe Vera Bradley and Pura Vida are complementary businesses, both with devoted, emotionally-connected, and multi-generational female customer bases; alignment as causal, comfortable, affordable, and fun brands; positioning as “gifting” and socially-connected brands; strong, entrepreneurial cultures; a keen focus on community, charity, and social consciousness; multi-channel distribution strategies; and talented leadership teams aligned and committed to the long-term success of their brands.
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
Beginning in the second quarter of fiscal 2020, the Company has included an additional segment for Pura Vida due to its acquisition. As a result, the Company now has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida. For financial information about our reportable segments, refer to Note 18 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
Vera Bradley
Vera Bradley is a leading designer of women’s handbags, luggage and other travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand is known for its innovative designs, iconic patterns, and brilliant colors that inspire and connect women. The reportable segments within the Vera Bradley brand are VB Direct and VB Indirect.
VB Direct. The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of January 30, 2021, the Company operated 75 full-line stores and 69 factory outlet stores. The annual outlet sale was cancelled in 2020 as a result of the COVID-19 pandemic.
VB Indirect. The VB Indirect business consists of sales of Vera Bradley products to approximately 2,000 specialty retail locations, substantially all of which are located in the United States; sales to department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
Pura Vida
Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that we believe deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States. Refer to Note 15 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report for additional information regarding the Pura Vida acquisition.
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
The passion for design and customer service established by our founders has driven our Company for nearly 40 years and remains the cornerstone of Vera Bradley, Inc. today. Ms. Baekgaard retired from Vera Bradley operations in 2017 but continues to serve on the Board of Directors and as a brand ambassador. Ms. Miller retired in October 2012 as our National Spokesperson and in August 2019 from the Board of Directors.
In July 2019, Vera Bradley, Inc. acquired a majority interest in Pura Vida.
Similar to the Vera Bradley brand, Pura Vida was founded by two Southern California friends, Griffin Thall and Paul Goodman. Thall and Goodman, while traveling through Costa Rica in 2010, crossed paths with two bracelet artisans. Thall and Goodman asked the artisans to make 400 bracelets to take home with them.
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
Vision 20/20 Initiatives and Growth Strategies
In fiscal 2018, we embarked on Vision 20/20 - our aggressive three-year plan to restore the Vera Bradley brand and business to a healthy foundation, and in fiscal 2021 we completed the first full year of consolidated operations of Pura Vida. Despite challenges related to the pandemic, we strengthened our infrastructure and better positioned both the Pura Vida and Vera Bradley brands for the future. Some achievements in the product, marketing, and distribution areas for fiscal 2021 follow.
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
In fiscal 2021:
•We accelerated our robust fabric innovation pipeline to develop new fabric offerings and build on our platform of sustainable fabrics; we expanded our full-line Performance Twill and recycled ReActive collections, introduced our Ultralight fabrication in our factory stores, and developed our recycled cotton collection that will launch in spring 2021;
•We quickly reacted to the consumer demand for personal protective equipment, producing and selling millions of cotton face masks, generating revenue and gross margin dollars for the fiscal year;
•We continued another year of collaborations with several iconic brands, including Crocs, Disney, and Gillette Venus to create and sell limited-edition product collections; introduced our signature masks and 1982 backpacks in Target stores and on target.com; and launched our collaboration with Warner Bros. Consumer Products for the creation of our Harry Potter™ + Vera Bradley collection. These collaborations will continue into fiscal 2022.
Distribution Channels. Vera Bradley products are available through our Direct channel including full-line and factory outlet stores, online through verabradley.com and our online outlet site, and typically our Vera Bradley annual outlet sale, as well as through the Indirect channel including department and specialty retail stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators. We continue to focus on tightly integrating our multi-channel business by strengthening and right-sizing both our Direct and Indirect distribution channels.
We opened six new factory outlet stores in fiscal 2021. We plan to open five new factory outlet stores in fiscal 2022.
We are continuing to improve the profitability of our full-line store portfolio by re-balancing our existing fleet through select closures along with identifying future market opportunities. We will continue to focus on our highest-potential stores, enhancing the customer experience and further localizing our assortments. We will continue to develop and test new formats; however, we have currently suspended full-line store growth. In fact, we have closed 39 underperforming full-line stores since the beginning of fiscal 2018 and forecast that we will close additional full-line stores.
Building our digital flagship, verabradley.com, remains a key part of our distribution strategy. During fiscal 2021, we converted our e-commerce platform to Shopify Plus. This conversion was part of our overall IT project called Project Novus, which also replaced our ERP, POS, Business Intelligence, and Order Management systems. These changes decreased the complexity of our systems and provided us with a technology platform to help us make quick, data-based, informed decisions, which we believe will further enhance the customer experience and help us achieve our growth objectives.
Our Vera Bradley online outlet flash sales allowed us to continue to sell clearance merchandise in a more discreet manner, reducing clearance activity on verabradley.com and in our full-line stores. In fiscal 2021, we had approximately 66 million visits to our website and our online outlet site.
Our department store relationships allow us to expose our brand to new customers and showcase new product assortments. We are currently in approximately 276 department store locations. In the department stores, we continue to work on enhancing our brand presentation and profitability.
The specialty retail channel is the heritage of our business and remains important to us. We continue to add select accounts while discontinuing unproductive accounts. While the specialty retail business is a smaller percentage of our total revenue base, we are working to stabilize it by assisting retailers with optimizing their businesses.
Marketing. Marketing and brand positioning are both critical elements as we continue to engage new consumers and strengthen our bond with existing customers.
In fiscal 2021:
•As mentioned, we launched our new verabradley.com Shopify Plus site which we believe allowed us to improve our customer's buying experience.
•Our investments in customer data science, and business analytics allowed us to collect and analyze data, respond to customer changes, and adjust marketing spending in an agile way, which helped us to navigate the COVID-19 pandemic. Data science and analytics will continue to drive our marketing decisions going forward.
•We believe our digital first strategy, focused on targeted digital efforts, increased brand awareness. Total impressions for the fiscal year more than doubled to almost 10.0 billion compared to the prior-year period.
•Under the umbrella of VB Cares, we reinforced our position as a total stakeholder-focused and socially-conscious organization and continued to strengthen our community support and charitable initiatives that are meaningful to our customers and that make a significant impact on those in need, particularly women and children. Efforts included supporting the Vera Bradley Foundation for Breast Cancer, the Coronavirus Response Fund for Nurses, New Hope Girls, and our national “Blessings in a Backpack” program. We will continue our VB Cares focus.
Pura Vida
Product. Pura Vida offers products in the accessories category, primarily bracelets, with the balance of products in other jewelry categories such as rings and necklaces. These products are created with the “pura vida” lifestyle and aesthetic in mind, slowing down and living life to the fullest. During fiscal 2021 Pura Vida further expanded into new product categories. Nearly 50% of our e-commerce business is comprised of jewelry categories other than traditional string bracelets, such as metal, semi-precious stone charms, charms, and the engravable collection. We believe these product categories highlight the brand's lifestyle appeal which we believe will continue to be a key driver of growth. Charity bracelets remained popular, reaching over $3.0 million in lifetime charitable contributions to more than 200 charities.
Distribution Channels. Our Pura Vida products are available on our websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca. Pura Vida is a digitally native brand and continuing to develop our websites and transmit the “pura vida” lifestyle through our digital storefront is a key distribution strategy. Pura Vida’s website immerses visitors in the brand, its products, and its social mission.
We also distribute Pura Vida products through select wholesale accounts throughout the U.S. and Europe. We will continue to target some larger accounts for growth which should help build the Pura Vida brand. We expanded our presence with our wholesale partners by introducing larger in-store presentations in fiscal 2021.
During fiscal 2021, we added Pura Vida shop-in-shops to six Vera Bradley full-line stores. We also plan to open Pura Vida's first retail store in fiscal 2022.
Marketing. We have established what we believe to be a robust digital marketing platform with highly effective consumer engagement across social media and other online platforms. The Pura Vida digital marketing strategy is anchored in innovative and effective ways to connect with our consumers, including partnerships with select individuals who we believe encapsulate the brand’s identity and serve as natural extensions of the Pura Vida marketing strategy. These partnerships translate into authentic, user-generated content that we can repurpose as ads, e-mail campaigns, and our own social media content.

Pura Vida remains one of the most highly-engaged brands in the accessories space, surpassing the 2.0 million mark of followers on Instagram and is consistently listed as one of the most engaged jewelry brands on Instagram. Instagram followers and Facebook likes rose during fiscal 2021. Pura Vida continued to rank among the top of the industry for our Net Promoter and Customer Satisfaction Scores.
Over 150,000 micro-influencers have been on-boarded, and reliance on micro-influencers is a key part of Pura Vida’s strategy. Micro-influencers are brand ambassadors who showcase Pura Vida products on their social media channels in exchange for commission. In fiscal 2021, we entered into an agreement with TikTok sensation Charli D'Amelio for our collaborative Pura Vida bracelet style pack which launched on March 5, 2021, during our fiscal 2022. We plan to continue to build upon the influencer program, particularly focusing on individuals with the greatest number of followers.
During fiscal 2021, we doubled our SMS messaging list from fiscal 2020 to over one million active subscribers.
Enterprise Vision and Fiscal 2022 Growth Drivers
For our enterprise's vision to become a purpose-driven, multi-brand, growth-oriented company, we will focus on enhancing our purpose-driven efforts while seeking out appropriate acquisitions of other comfortable, affordable, purpose-driven, digitally-native brands, similar to our Pura Vida acquisition. We will also expand our reach by adding adjacent product categories and geographies. For fiscal 2022, we believe the four key growth drivers for the Company will be:
•Driving our digital-first strategy, by evolving the digital distribution of our products and further refining and utilizing digital experiences to serve our customers. We will support this initiative by continuously refining our technology, developing business process and technology platforms to improve agility, data-based decision making, customer centricity, and speed-to-market.
•Enhancing our product innovation pipeline, collaborations, and category extensions to attract new customers and increase the share of wallet with existing customers.
•Building our community, through marketing and by creating an impactful, engaging brand movement that deepens brand loyalty.
•Evolving our distribution channels, by focusing on future growth opportunities and addressing the drastically changing retail environment and the consumer marketplace.
Our Product Release Strategy
Vera Bradley. We typically introduce new collections monthly. Each launch typically consists of one to three signature cotton-quilted prints, as well as other fabrications including Performance Twill, Re-Active, microfiber, or leather some of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our website (including our online outlet site), factory outlet stores, typically our annual outlet sale, and third-party liquidators.
Pura Vida. We introduce new Pura Vida products seasonally, approximately three times a year (spring, summer, and fall). Each product launch collection typically consists of 50 to 100 SKUs. We offer a mix of seasonally inspired designs and certain core designs. In April 2021, we plan to launch our Pura Vida apparel collection of shirts and hoodies, initially as a limited collection.

Our Products
The following chart presents net revenues generated by each of the Company’s product categories and other revenues as a percentage of our total net revenues for fiscals 2021, 2020, and 2019.

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Bags	28.2%	35.9%	41.1%
Accessories (1)	35.1%	31.3%	22.3%
Travel	15.3%	21.9%	25.8%
Apparel/Footwear	11.1%	1.2%	1.2%
Home	7.3%	7.2%	7.1%
Other (2)	3.0%	2.5%	2.5%
Total	100.0%	100.0%	100.0%
(1)Fiscal 2020 increase in accessories due to the inclusion of Pura Vida beginning July 17, 2019.
(2)Includes primarily stationery, licensing, freight, merchandising, and gift card breakage revenue.
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
Accessories. Accessories include Vera Bradley-branded fashion accessories such as wallets, wristlets, eyeglass cases, scarves, various technology accessories, as well as Pura Vida-branded accessories such as bracelets, rings, and necklaces. We believe our accessories are attractively priced and allow the consumer to include some color in her wardrobe. Our product development team consistently updates the accessories assortment based on consumer demand and fashion trends.
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
Apparel/Footwear. Our apparel and footwear category includes sleepwear, footwear, cotton face masks, outerwear, socks, and scarves. Cotton face mask sales began during fiscal 2021 at both Vera Bradley and Pura Vida.
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
We typically begin the development stage of our products in the Vera Bradley portfolio twelve to eighteen months in advance of their release. The development of each new pattern includes the design of a primary print and sometimes a secondary coordinating print. All print development is managed by our internal print design team. Once developed, we generally copyright our patterns as appropriate. We believe that great design is not only central to our products, but also is a fundamental part of our brand development and growth strategies.
Our design team works to ensure that new collections contain an assortment of products and styles that are in line with both trends and customer desires and regularly updates classic styles to enhance functionality. Our team monitors fashion trends and customer needs by typically attending major trend and industry shows in Europe, Asia, and the United States, subscribing to trend monitoring services, and engaging in comparison-shopping.

Our product development team works closely with our marketing and merchandising teams to gather consumer insights through a variety of methodologies, including seasonal market research, in-store testing, scheduled interviews, and online and in-person surveys conducted by our internal team. Our work is also informed in part by market data analysis provided through our membership to industry services and organizations. The design and product development teams work to ensure that we offer products that are constructed to meet our design, function, construction, and quality standards in a cost-effective manner. We believe that with our cross-functional, collaborative approach, we are able to introduce and market our products in a way that clearly communicates the Vera Bradley brand.
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships, licensing agreements, and brand collaborations. We currently have licenses in place for eyewear, collegiate (NCAA), bedding, technology accessories, stationery/drinkware, sleepwear and loungewear, bath collections, certain footwear, and female shaving products. We also have licensing agreements with Disney Theme Park Merchandise, Warner Brothers, and certain U.S. Military forces. We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business.
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
New Customer Acquisition Advertising. We primarily employ digital (i.e., display banner, mobile, geo-targeting, and pre-roll video) advertising to increase overall brand awareness and attract new customers.
Public Relations and Product Placement. Vera Bradley has received considerable editorial exposure in the press, with mentions in O the Oprah Magazine, WWD, Forbes, The Wall Street Journal, and Better Homes and Gardens. In addition, we have expanded our public relations efforts to reach popular online influencers and bloggers.
Product placement of Vera Bradley products in feature-length films and on prime-time television shows remains strong with television placements in Call Me Kat, The Neighbors, Blackish, Superstore, American Housewife, The Conners, Bless This Mess, The Neighborhood, Last Man Standing, and A.P. Bio. Movie placements include: Pitch Perfect 3, La La Land, Girl's Trip, Baywatch, A Bad Moms Christmas, Den of Thieves, and Bad Boys III.
Partnerships. During fiscal 2021, under the umbrella of VB Cares, we reinforced our position as a total stakeholder-focused and socially-conscious organization and continued to strengthen our community support and charitable initiatives that are meaningful to our customers and that make a significant impact on those in need, particularly women and children. Efforts included supporting the Vera Bradley Foundation for Breast Cancer, the Coronavirus Response Fund for Nurses, our national “Blessings in a Backpack” program, and New Hope Girls, among others.
Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to verabradley.com and to our Vera Bradley stores.
For Vera Bradley, we have captured approximately 6.4 million active customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This information provides us with deeper insight into the products and categories that are of the highest interest to our customers, and allows us to better target our customers with appropriate messages. As of January 30, 2021, we had approximately 2.0 million Facebook fans and approximately 80,000 Twitter followers. Our Instagram has grown to approximately 540,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right bloggers to promote product.

Direct Mail. Vera Bradley catalogs are a vehicle for promoting the Vera Bradley brand and product portfolio. Each catalog is sent to a targeted customer mailing list. In addition to distributing the catalog, we produce and distribute a number of other marketing pieces, including postcards and mini-mailers. We believe our direct mail medium generates excitement and awareness about the Vera Bradley brand and allows us to reach both new and loyal customers in their homes.
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
Ambassador Program. We have a grassroot program of over 150,000 brand ambassadors who drive customers to our website and generate buzz in local communities, digitally through their social media channels, in person through events, and through word of mouth. This program helps us reach our customers in a personal fashion. We acquire these brand ambassadors through advertising on Instagram and Snapchat, as well as regular promotion through our organic channels.
Influencer Marketing. We have tiers of small to large sized influencers across various key markets and demographic profiles. We work with influencers on product collaborations and campaigns, and foster organic relationships with them through photoshoots, trips, and events which we believe drives organic growth for the brand.
Charity Collaborations. We actively partner with charities to donate to causes that are important to our customers. To date, we have donated over $3.0 million to various charities around the world.
Events Marketing. We utilize our vintage 1972 airstream that we have converted into a traveling retail store to bring the Pura Vida brand to life for our customers. We would typically travel nationwide to different music festivals, surf competitions, yoga festivals, as well as local events in San Diego. However, events marketing has been temporarily suspended since March 2020 as a result of COVID-19.
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
Vera Bradley Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of January 30, 2021, we operated 75 full-line stores averaging approximately 1,900 square feet per store. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.
Factory Outlet Stores. Our factory outlet stores are a vehicle for selling factory exclusive styles, as well as retired merchandise at discounted prices, while maintaining brand integrity. At the end of fiscal 2021, over 95% of the merchandise found in our factory outlet stores consisted of factory exclusive styles. Factory outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our factory outlet stores average approximately 3,400 square feet per store. As of January 30, 2021, we operated 69 factory outlet stores, all located in the United States.
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
We expect our factory outlet stores to average approximately 3,400 square feet per store, and we expect to invest approximately $0.5 million per new store, consisting of inventory, pre-opening costs, and build-out costs, less tenant-improvement allowances.
E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. During fiscal 2021, we re-platformed our website to Shopify Plus to become more streamlined, nimble, and efficient in our technology platform and business processes. Since 2018, we have also operated an online outlet site to reduce clearance sales from verabradley.com. We had approximately 66 million visits to verabradley.com and our online outlet site during fiscal 2021.
Annual Outlet Sale. Our annual outlet sale is typically held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana each spring. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. In light of the COVID-19 pandemic, we cancelled our calendar year 2021 and 2020 annual outlet sale. Our calendar year 2022 sale is currently planned for April 2022.
Vera Bradley Indirect Segment
As of January 30, 2021, we sold our products in approximately 2,000 specialty retail locations, as well as department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators, as well as through licensing agreements. In fiscal 2012, we launched our products in the department store channel. We are currently in approximately 276 department store locations.
The top 25% of our specialty retailers account for approximately 70% of total specialty retailer revenue. No single Indirect retailer represented more than 10% of consolidated net revenues in fiscal 2021, with the top ten Indirect retailers, representing in the aggregate approximately 50% of total Indirect segment net revenues. The majority of our Indirect retailers have been customers for over five years.
Indirect Sales Force
We believe that having a combination of an in-house field sales force and a third-party agency, covering certain geographies, results in a more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model. As of January 30, 2021, our in-house sales team consisted of approximately 30 full-time sales consultants.
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
Wholesale. The Pura Vida wholesale channel is comprised primarily of specialty stores including Tilly’s, The Buckle, The Paper Store, Ron Jon Surf Shops, Hallmark stores, and Nordstrom, among others. Pura Vida also has a presence on Amazon through a third-party wholesaler. We have a combination of in-house and external sales personnel who work with our wholesale retailers regarding order fulfillment and compilation.
Manufacturing and Supply Chain Model
Vera Bradley
Our multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.
Our manufacturing and sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain, with a focus on identifying appropriate countries and partners to manufacture our products while maintaining and focusing on flexibility. Our sourcing team leverages its expertise in negotiation, relationship management, flexibility, and change management to maintain a strong global supply chain. Our sourcing team also focuses on achieving the right balance of production sites and countries of origin to mitigate the risk of concentrated production, including potential incremental tariffs. To continue to assist in this risk mitigation, our sourcing team reduced our Vera Bradley production in China from approximately 25% in fiscal 2020 to less than 15% in fiscal 2021 (which excludes mask production). With exception to China-centric production categories, we have an ongoing strategy that continues to reduce our China exposure in both finished goods and raw materials.
We strive to maintain the appropriate balance of inventory to enable us to provide a high level of service to our customers, including prompt and accurate delivery of our products at a reasonable cost. We believe that we have an active and nimble sales and operations planning process that helps us balance the supply and demand issues that we encounter in our business, optimize our inventory levels, and anticipate inventory needs. We have also integrated our Vera Bradley planning, forecasting, and segmentation processes under one function called Merchandise Planning and Allocation.
We have started to experience delays as a result of port congestion for imported products, which may result in longer lead times or increased inbound freight costs. While we are working to mitigate the impact of these delays through various actions, there is a risk that these delays could adversely impact our sales during fiscal 2022.
Approximately half of Vera Bradley product sales are cotton-based. Our other fabrics include primarily nylon, polyester, microfiber, and leather. We source our raw materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global sourcing team works with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. We actively mitigate raw materials price increases through purchasing at advantageous times and periods. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. In April 2016, we opened an office in Hong Kong to lead the global supply chain in Asia, including the oversight of sourcing and procurement.
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
Pura Vida
Pura Vida products are sourced primarily from El Salvador, as well as China, Guatemala, and India. We have begun an active supply chain diversification process to ensure a focus on maintaining flexibility and to help mitigate the risk of concentrated production, similar to the Vera Bradley supply chain.
When determining the size of orders placed with our manufacturers, we take into account forward-looking demand, lead times for specific products, current inventory levels, and minimum order quantity requirements. Overseas production has resulted in substantial cost savings and a reduction of capital investment.

Distribution Centers
Vera Bradley owns a 428,500 square-foot distribution center in Roanoke, Indiana. This automated, computerized facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantities necessary to fulfill a particular order. The facility’s technology enables us to accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time; however, we continue to make technology and automation enhancements to our distribution center processes to promote optimal output.
Vera Bradley products are shipped primarily via third-party common carriers to our stores, our Indirect retailers, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our business, including business generated through our website.
Pura Vida products for the U.S. e-commerce site and wholesale accounts are distributed primarily through a third-party provider in Tijuana, Mexico. Pura Vida also distributes product through a third-party provider in the Netherlands and Canada, which supports European and Canadian e-commerce operations, respectively. To support international e-commerce sales, we are exploring a potential provider in Asia in the future.
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our information systems are designed to provide, among other things, comprehensive order processing, production, accounting, and management information and analytics for the product development, retail, sales, marketing, distribution, finance, and human resources functions of our business. In fiscal 2021 at Vera Bradley, we migrated our ERP, POS, Business Intelligence, and Order Management systems to cloud-based Microsoft D365 streamlining and simplifying our work and providing for additional capabilities such as mobile POS. Our ERP integration is planned for the fall of fiscal 2022 for Pura Vida. When complete, our entire enterprise will be on a unified technology platform. We continue to assess our on premise and cloud-based technology solutions in an effort to ensure we have the optimal solutions for our business.
Competition
For both Vera Bradley and Pura Vida, we face strong competition in each of the product lines and markets in which we compete. We believe that all of our products are in similar competitive positions with respect to the number of competitors they face and the level of competition within each product line. Due to the number of different products we offer, it is not practicable for us to quantify the number of competitors we face. Our products compete with other branded products within their product categories and with private label products sold by retailers. Moreover, the general availability of contract manufacturing allows new entrants to relatively easily access the markets in which we compete, which may increase the number of competitors and adversely affect our competitive position and our business. We compete against other independent retailers, department stores, catalog retailers, gift retailers, and Internet businesses that engage in the retail sale of similar products.
The market for handbags and accessories, in particular, is highly competitive. Our competitors include not only established companies that are expanding their production and marketing of handbags and accessories, but also frequent new entrants to the market. We directly compete with wholesalers and direct sellers of branded handbags and accessories.
In varying degrees, depending on the product category involved, we compete on the basis of design (aesthetic appeal), quality (construction), function, price point, distribution, and brand positioning. We believe that our primary competitive advantages are consumer recognition of our brands, customer loyalty and engagement, product development expertise, and our widespread presence through our multi-channel distribution model. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, distribution, marketing, and other resources than we do. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.
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
Human Capital
Equal employment opportunities are available to all persons at Vera Bradley, Inc. without regard to race, sex, sexual orientation, gender, gender identity, gender expression, marital status, age, color, religion, creed, national origin, ancestry, mental or physical disability, medical condition, genetic information, military or veteran status or any other category protected under applicable federal, state, or local law. We put this standard into practice through our hiring, training, and an annual affirmative action program.
As of January 30, 2021, we had approximately 2,450 employees. Of the total, approximately 1,800 were engaged in Vera Bradley retail selling positions; approximately 285 were engaged in Vera Bradley distribution, sourcing and quality functions; approximately 60 were engaged in Vera Bradley product design; approximately 35 were involved in the Pura Vida business; and approximately 270 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage other than as related to temporary stoppages necessitated by the COVID-19 pandemic.
Project Quilt. In fiscal 2021, we launched our Company-wide diversity and inclusion initiative, Project Quilt, to continue to enhance diversity, equality, and inclusion, focusing on three key areas – the Associate Experience, the Customer Experience, and the Community Experience.
Engagement. Vera Bradley believes it is critical to engage its different stakeholders in order to understand their views, values, and ideas and to design a more responsible environment for all involved. This stakeholder group includes associates. The Company engages its associates through surveys, town halls, and focus groups. Collectively, the Company's success is based upon the unique value of each person's contributions. Our long term success depends on talented and engaged associates.
Every year, we conduct an associate engagement survey in order to better understand our associates’ insights into our Company’s strengths and opportunities. In 2020, we once again had outstanding participation, with 85% of our associates sharing their candid feedback. Our 2020 overall engagement score was once again in the upper quartile compared to peer companies, which was exceptional and best in class, particularly in light of the pandemic and difficult work circumstances for many. The feedback gave us insight into improvement opportunities and was instrumental in decisions we made to shape, strengthen, and improve our Company. As a result of the survey feedback, over the last several years we have made meaningful improvements to benefits, career development, compensation, wellness programs, and our facilities. We believe listening to our associates’ feedback provided through the annual Engagement Surveys continually strengthens our corporate culture.
Pay and Benefits. The Company offers competitive pay packages that include market-competitive base and hourly compensation, healthcare, a 401(k) savings plan that typically includes a Company contribution match, paid time off (including for volunteer work), paid family leave, matching gifts program, and an Employee Assistance Program.
Leadership Programs. Our associates are our biggest asset and when they win, we all win. We recognize everyone in the Company has the ability to lead by example and influence others in a positive way that ultimately provides meaningful value and will make us stronger. Our long-term initiative, Leaders by Design, encourages our associates to grow as leaders through new associate orientation and onboarding, formal training programs, mentorship programs, job shadowing and career-pathing programs and development, including THE LEADERSHIP CHALLENGE®, a globally recognized, research-based leadership development program designed to enhance leadership effectiveness.
Associate Safety. Associate safety and well-being is of paramount importance to our Company. We have a comprehensive Safety Manual that emphasizes our high standard of safety throughout all operations of the organization. The Safety Manual addresses a variety of topics including reporting injuries, OSHA compliance and emergency procedures (related to workplace violence, active shooters, severe weather and blood-borne pathogens, among others). Policies are routinely communicated and training is provided to associates as appropriate.
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
Information About Our Executive Officers
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Robert Wallstrom	55	Chief Executive Officer, President and Director, Vera Bradley, Inc.
John Enwright	48	Chief Financial Officer, Vera Bradley, Inc.
Mark C. Dely	45	Chief Administrative & Legal Officer and Corporate Secretary, Vera Bradley, Inc.
Daren Hull	47	Brand President, Vera Bradley
Kevin Korney	51	Chief Merchandising Officer, Vera Bradley
Beatrice Mac Cabe	42	Chief Creative Officer, Vera Bradley
Stephanie Scheele	44	Chief Marketing Officer, Vera Bradley
Mary Beth Trypus	55	Chief Revenue Officer, Vera Bradley
Paul Goodman	32	Co-founder, Pura Vida
Griffin Thall	34	Co-founder, Pura Vida
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
Daren Hull was promoted to Vera Bradley Brand President in February 2021 where he will focus on building customer engagement and expanding revenue while cultivating the ethos of the Vera Bradley brand. Prior to this, Mr. Hull served as our Chief Customer Officer since July 2018 where he was responsible for all sales, marketing, and digital initiatives. Prior to joining Vera Bradley, Mr. Hull served as Senior Vice President, Stores and West Elm Digital for Williams-Sonoma, a consumer retailer of cookware and tools, electrics, entertainment-related, and other products, where he evolved the technology and customer experience from November 2016 until July 2018. Between November 2015 and September 2016, he served as Chief Operating Officer of Outdoor Voices where, among other things, he developed the team, process, programs, and infrastructure to drive revenue growth. Between July 2015 and November 2015 he served as SVP Global eCommerce, Head of Disruptive Innovation at PepsiCo and between January 2012 and April 2015, he served as General Manager for MyHabitat at Amazon. Mr. Hull gained additional experience with L'Oreal and Guthy-Renker.
Kevin Korney has served as our Chief Merchandising Officer since January 2018. Prior to joining Vera Bradley, Mr. Korney served as Vice President, Global Merchandising for Converse, a shoe, apparel and accessories manufacturer and distributor, where he introduced the Global Merchandising function in June 2015. Between November 2012 and June 2015, he served as

Senior Divisional Merchandise Manager for Fossil. From July 2011 to November 2012, he served as the General Merchandise Manager for Dallas Cowboys Merchandising and from September 2006 to March 2009, he served as Global Vice President within various Merchandising and Creative functions at The Walt Disney Company. Mr. Korney gained prior experience with Nautica, Ralph Lauren, and Gap.
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
Mary Beth Trypus joined the Company in May 2016 as our Vice President – Global Wholesale Sales and was promoted to Chief Sales Officer in March 2018 and then to Chief Revenue Officer in March 2021. In her current role, she is responsible for all revenue channels including retail, wholesale, and e-commerce, as well as customer service. From September 2015 to May 2016, Ms. Trypus consulted for accessories start-ups and non-profit businesses where she developed brand architecture, defined the financial structure, and engineered sales and customer acquisition strategy. From August 2014 to August 2015, she was Executive Vice President Sales and Marketing for Bulova Corporation where she drove marketing strategy and revenue growth across a multi-brand watch portfolio in the wholesale and e-commerce channels. From March 2011 to July 2014, Ms. Trypus was Senior Vice President Sales and Planning at Nine West Group in the handbag division and held prior leadership positions at Liz Claiborne, Inc. and May Department Stores.
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
Risks Related to the COVID-19 Pandemic
The outbreak of the novel coronavirus (COVID-19), or events related thereto, may continue to cause significant disruptions in our revenue streams, operations, global supply chain and other facets of our business, which may continue to adversely impact our results of operations, financial condition, and share price.
Our operations are currently subject to significant disruptions as a result of the COVID-19 pandemic. The pandemic has resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. We temporarily closed our retail stores on March 19, 2020. On May 5, 2020, we began to reopen our retail stores in a phased approach, with all stores open as of the end of fiscal 2021. Despite the reopening of our retail stores, we have experienced, and may continue to experience, significantly reduced traffic, demand, and sales. Further, evolving guidance and mandates from governments and public health officials, may necessitate additional closures to some, or all, of our retail stores, the stores of our Indirect segment partners and Pura Vida wholesale retailers, or otherwise detrimentally impact aspects of our operations. The pandemic has also and may continue to reduce consumers' willingness and ability to travel to major cities and vacation destinations in which some of our stores are located.
Although not material as of the date of this filing, COVID-19 has led to temporary factory closures and production and logistics constraints due to workforce availability primarily in China, among other impacts. Although we continue to reduce our reliance on production from China, China accounted for approximately 15% of production (excluding mask production) during fiscal 2021. As a result of the aforementioned restrictions, or other related factors, we may experience delayed shipments and increased shipping costs for some of our fiscal 2022 merchandise. We may also be adversely impacted should the pandemic compromise operations at our corporate headquarters and distribution center located in Roanoke, Indiana.
The extent of the pandemic’s continued impact on our results of operations, financial condition, and share price will likely depend on future developments including, but not limited to, the duration of the spread of the outbreak, including the potential for spikes in the number of COVID-19 cases in future periods, including as may be related to the spread of new virus variants; mitigation activities undertaken by governments and the general public; the overall economic impacts of quarantines and business closures; and current, and potentially long-term, changes in consumer behavior.
As a result of the above-mentioned factors, the Company’s liquidity, results of operations, and financial condition have been, and are likely to continue to be, adversely impacted.
Beginning in mid-March 2020, we began taking several actions to navigate the COVID-19 pandemic, protect our financial position, maximize our liquidity, and to position the Company for a strong reopening and future. In addition to the aforementioned store closures, these actions included: temporarily furloughing approximately 80% of our workforce during the first quarter; temporarily reducing compensation for remaining salaried associates based on a graduated scale; temporarily suspending cash compensation to our board of directors; temporarily suspending our share repurchase program; drawing $60.0 million of our $75.0 million Credit Agreement; temporarily eliminating the Company 401(k) and associate charitable contribution matches; tightly managing inventory levels through the cancellation of purchase orders, delay of receipts, or seeking price concessions where possible; actively working with landlords on addressing rent abatements, payments terms, accelerating store closures, and delaying or cancelling certain planned new store openings; reducing non-payroll operating expenses; and extending vendor payment terms. During the second quarter of fiscal 2021, we brought back the majority of associates from furlough; began to reinstate portions of the base compensation reductions; and paid back $30.0 million of our $60.0 million borrowing under our Credit Agreement. During the fourth quarter of fiscal 2021, we reinstated the remaining base compensation adjustments and board of director reductions, paid back the remaining $30.0 million of borrowings under our Credit Agreement, and reinstated the Company 401(k) contribution match. As of the end of fiscal 2021, substantially all of our associates have returned from furlough.
Measures to mitigate COVID-19 impacts to our business may result in additional risk exposure or prove ineffectual. For example, we have and may continue to incur additional interest costs associated with borrowings under our Credit Agreement.
Our management team continues to focus on mitigating the risk of the COVID-19 pandemic. This may result in less time to concentrate on other areas of the business, including operations, than prior to the pandemic and may cause increased risks of our ability to effectively manage our business operations if conditions related to the pandemic were to continue or worsen.

Risks Related to Our Business Operations and Industry
If we are unable to successfully implement our long-term strategic plans and growth strategies, our future operating results could suffer.
The success of our long-term strategic plan and growth strategies, alone or collectively, will depend on various factors, including the appeal of our product designs, retail presentation to consumers, effectiveness of our marketing initiatives, expense saving initiatives, competitive conditions, and economic conditions. There is no assurance that we will be able to successfully implement our strategic plan and growth strategies. If we are unsuccessful in implementing some or all of our strategies or initiatives, our future operating results could be adversely impacted.
Changes in general economic conditions, and their impact on consumer confidence and consumer spending, could adversely impact our results of operations.
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may be influenced by the ongoing COVID-19 pandemic, fluctuating interest rates and credit availability, changing fuel and other energy costs, fluctuating commodity prices, levels of unemployment and consumer debt levels, changes in net worth based on market conditions, general uncertainty regarding the overall future economic environment, political turmoil, and weather and weather-related phenomena. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and these occurrences could adversely impact our results of operations. In the event that the U.S. economy worsens, or if there is a decline in consumer-spending levels or other unfavorable conditions, including inflation, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
Our inability to predict and respond in a timely manner to changes in consumer demand could adversely affect our net revenues and results of operations.
Our success depends on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies consumer demand in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to develop appealing patterns, styles, and collections or meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, changes to our product assortment and to our available fabrications, as well as the availability and breadth of pattern assortment may not gain consumer acceptance. Merchandise misjudgments could adversely impact our net revenues and results of operations.
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
We currently sell our Vera Bradley-branded products into two segments: Direct to consumers through Vera Bradley full-line and factory outlet stores in the United States, verabradley.com, the Vera Bradley online outlet site, and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana; and through our Vera Bradley Indirect wholesale business which consists of sales to specialty retail locations, department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, as well as royalties recognized through licensing agreements related to the Vera Bradley brand. We currently sell our Pura Vida-branded products direct to consumers through our e-commerce websites, puravidabracelets.com, puravidabracelets.eu, and puravidabracelets.ca and through wholesale retailers. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales.

We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth prospects include our ability to successfully open new stores and operate new and current Vera Bradley stores. In recent years, however, Vera Bradley comparable store sales have declined. Consequently, the rate in which we have opened new stores has slowed and we do not currently plan to open any new full-line stores during fiscal 2022. We have closed a total of 39 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close additional full-line stores. We plan to open five new Vera Bradley factory outlet stores and our first Pura Vida retail store during fiscal 2022. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
Our ability to successfully open and operate stores depends on many factors, including our ability to:
•identify suitable store locations, the availability of which may be uncertain;
•negotiate acceptable lease terms, including desired tenant improvement allowances;
•hire, train, and retain store personnel and management;
•assimilate new store personnel and management into our corporate culture;
•source and manufacture inventory; and
•successfully integrate new stores into our existing operations and information technology systems.
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
Since December 2014, we have closed 43 underperforming Vera Bradley stores. We have closed a total of 39 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close additional full-line stores. We could, in the future, decide to close additional stores beyond those currently forecasted that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.
Our ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.
Substantially all of our Vera Bradley Direct stores are located in regional mall shopping centers, and many of our Vera Bradley Indirect customers are also located in regional mall shopping centers. Factors beyond our control impact mall traffic, including public health pandemics such as COVID-19, general economic conditions, and consumer spending levels. Consumer spending and mall traffic have been depressed in recent years. As a result, mall operators have faced increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations, and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of certain malls as shopping destinations, have reduced and may continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations, and cash flows.

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
We lease all of our store locations. We typically occupy our stores under operating leases with terms of ten years. We have been able to negotiate favorable rental rates in recent years due in part to the state of the economy and high vacancy rates within some shopping centers, but there is no assurance that we will be able to continue to negotiate such favorable terms. Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to requiring future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance, and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. If we expand our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:
•requiring that a substantial portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our flexibility in planning for or reacting to changes in our business or industry; and
•limiting our ability to obtain additional financing.
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
The market for bags, accessories, travel items and our other products is increasingly competitive. Our competitive challenges include:
•attracting customer traffic;
•sourcing and manufacturing merchandise efficiently;
•competitively pricing our products and achieving customer perception of value;
•maintaining favorable brand recognition and effectively marketing our products to consumers in diverse market segments;
•developing designs that appeal to a broad range of demographic and age segments;
•developing high-quality products;
•offering attractive promotional incentives while maintaining profit margins; and
•establishing and maintaining good working relationships with our wholesale retailers.
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
In addition, in light of a continued difficult consumer environment, pricing is a significant driver of consumer choice in our industry and we regularly engage in price competition, particularly through our promotional programs, which impacts our margins. To the extent that we decrease our promotional activity, our ability to maintain sales levels may be impacted.

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
Risks Related to Global Sourcing and Distribution
We rely on various contract manufacturers to produce all of our products and generally do not have long-term contracts with our manufacturers.
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
Any significant disruption in the operation of these facilities due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventory and could adversely affect our product distribution and sales until such time as we could secure alternative facilities. In addition to the aforementioned events, the COVID-19 pandemic could cause disruptions in our distribution operations if we were to temporarily suspend operations. If we encounter difficulties with our distribution facilities or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, growth could require us to further expand our current facilities, which could affect us adversely in ways that we cannot predict.

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
We source our Vera Bradley fabrics primarily from manufacturers in China and South Korea and outsource the production of a significant majority of our products to companies in Asia. We source our Pura Vida components primarily from Asia and outsource the production of products primarily to El Salvador. We are subject to the risks inherent in global sourcing and manufacturing, including, but not limited to:
•exchange rate fluctuations and trends;
•availability of raw materials;
•compliance with labor laws and other foreign governmental regulations;
•compliance with U.S. import and export laws and regulations;
•disruption or delays in shipments;
•loss or impairment of key manufacturing sites;
•product quality issues;
•political unrest;
•natural disasters, acts of war and terrorism, changing macroeconomic trends, public health emergencies (such as COVID-19), and other external factors over which we have no control; and
•quotas, duties, tariffs, or other trade restrictions or regulations.
Significant disruption of manufacturing for any of the above reasons, including the current political unrest in Myanmar, could interrupt product supply and, if not remedied in a timely manner, could have an adverse impact on our results of operations. Additionally, we do not have complete oversight over our contract manufacturers. Violation of labor or other laws by those manufacturers, or the divergence of a contract manufacturer’s labor or other practices from those generally accepted as ethical in the United States or in other markets in which we may in the future do business, could also draw negative publicity for us and our brands, diminishing the value of our brands and reducing demand for our products.
Our ability to source our products at favorable prices, or at all, could be harmed, with adverse effects on our results of operations, if new trade restrictions are imposed or if existing trade restrictions become more burdensome.
A significant majority of our Vera Bradley and Pura Vida products are currently manufactured for us in Asia and Central America, respectively. The United States and the countries in which our products are produced have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations or may adversely adjust prevailing quotas, duties, or tariffs. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, which include embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or could require us to modify our supply chain organization or other current business practices, any of which could harm our results of operations.
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
Risks Related to the Acquisition of Pura Vida
The Pura Vida acquisition may not be successful in achieving intended benefits and may disrupt current operations.
We acquired a majority interest in Creative Genius, Inc. or “Pura Vida,” on July 16, 2019. This acquisition poses a number of potential integration risks that may result in negative consequences to our business, financial condition, and results of operations. These risks include, but are not limited to:
•failure of the business to perform as planned following the acquisition to achieve anticipated revenue or profitability targets;
•the assimilation and retention of employees, including key employees;
•higher than expected costs and/or a need to allocate resources to manage unexpected operating difficulties;
•diversion of the attention and resources of management or other disruptions to current operations;
•retaining key customers and suppliers;
•retaining required regulatory approvals, licenses, and permits;
•the assumption of liabilities of the acquired business not identified during due diligence; and
•other unanticipated issues, expenses, and liabilities.

Prior to its acquisition, Pura Vida was a privately-held company and its new obligations from being part of a public company may require significant additional resources and management consideration.
Upon the completion of the Pura Vida acquisition, Pura Vida became a subsidiary of our consolidated Company and must comply with U.S. Generally Accepted Accounting Principles (“GAAP”), the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We must ensure that Pura Vida maintains effective disclosure controls as well as internal controls and procedures for financial reporting under U.S. GAAP, and such compliance efforts may be costly and may divert the attention of management.

Because a significant portion of Pura Vida’s total assets are represented by goodwill, indefinite-lived intangible assets, and definite-lived intangible assets, we could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the company’s financial condition and results of operations.
We are using the purchase method of accounting to account for the acquisition of a majority interest in Pura Vida consummated on July 16, 2019. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The purchase price allocation resulted in a goodwill value of $44.3 million and a value of $61.7 million related to other intangible assets. The carrying value of these assets as of January 30, 2021, was $44.3 million and $47.3 million, respectively. Refer to Note 15 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report. for additional information regarding the purchase price allocation. When the Company performs impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

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

Risks Related to Information Technology and Security
A data security or privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk and adversely affect our business.
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
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce websites in the U.S. and Europe. Given the complexity of our business and the significant number of transactions that we engage in, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventive efforts, including back-up systems, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.
During the second quarter of fiscal 2020, we began a two-year process of re-platforming our enterprise resource planning and other key information systems to become more streamlined, nimble, and efficient in our technology platform and business processes. We continue to assess our on premise and cloud-based technology solutions in an effort to ensure we have the optimal solutions for our business. However, there are risks and uncertainties related to this re-platforming that could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to business risks as a result of our e-commerce operations.
We operate e-commerce stores at www.verabradley.com, which includes an online outlet site we created in fiscal 2018, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce, and the accessories industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations, and/or cash flows.
Risks Related to Tax and Valuation Matters
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results and stock price.
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
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived asset groups may not be recoverable. If we determine that the carrying value of long-lived asset groups are not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal 2021 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $7.4 million during fiscal 2021 within selling, general, and administrative expenses in the consolidated statements of operations to write down the carrying values of these stores' long-lived asset groups to their estimated fair values.
Our quarterly evaluation of store assets includes consideration of current and historical performance and projections of future profitability. The profitability projections rely upon estimates made by us, including store-level sales, gross margins, and direct expenses, and, by their nature, include judgments about how current strategic initiatives will impact future performance. If we are not able to achieve projected key financial metrics for any reason, including if any of the strategic initiatives we implement do not result in significant improvements in our current financial performance trend, this would indicate that the value of our long-lived assets was not recoverable and we would incur additional impairment of assets in the future.
In the event we record additional impairment charges, this could have a material adverse effect on our results of operations and financial condition.
Risks Related to Legal Matters
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
We believe that our registered copyrights, registered and common law trademarks, and other proprietary rights have significant value and are critical to our ability to create and sustain demand for our products. The actions taken by us to establish and protect our proprietary rights may not be adequate to prevent imitation of our products or infringement of our rights by others. The legal regimes of some foreign countries, particularly China, may not protect proprietary rights to the same extent as the laws of the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by others in these countries. The inability to protect our copyrights, trademarks, and other proprietary rights could adversely impact our results of operations. Any litigation regarding our proprietary rights could be time consuming and costly.
We are also subject to the risk that claims will be brought against us for infringement of the intellectual property rights of third parties, seeking to block the sale of our products claimed to violate their intellectual property rights or to receive payment of monetary amounts related thereto. Although we have not been inhibited from selling our products in connection with intellectual property disputes, intellectual property-related obstacles may arise as we expand our product lines and extend our brands as well as the geographic scope of our sales and marketing. In particular, we may be subject to copyright infringement claims for which we may not be entitled to indemnification from our suppliers. In addition, in recent years, companies in the retail industry, including us, have been subject to patent infringement claims from non-practicing entities, or “patent trolls.” Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming and result in costly litigation. As a result, any such claim, or the combination of multiple claims, could have a material adverse effect on our operating results. If we are required to stop using any of our registered or nonregistered trademarks, our sales could decline and, consequently, our business and results of operations could be adversely affected.
General Risk Factors
Our results of operations could suffer if we lose key management or design associates or are unable to attract and retain the talent required for our business.
Our performance depends largely on the efforts and abilities of our senior management and product development teams. These executives and design associates have substantial experience in our business and have made significant contributions to our growth and success. Although we have entered into an employment agreement with our Chief Executive Officer, we may not be able to retain his services or those of other key individuals in the future. The unexpected loss of services of key employees could have adverse impacts on our business and results of operations. We may also need to attract and retain additional qualified employees and develop, train, and manage an increasing number of management-level, sales, and other employees. Competition for qualified employees is intense. We may not be able to attract and retain employees as needed in the future.
Our results of operations are subject to quarterly fluctuations, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things:
•timing of new store openings and store closings;
•net revenues and profits contributed by new stores;
•increases or decreases in store traffic and comparable sales;
•shifts in the timing of holidays, particularly in the United States and China;
•changes in our merchandise mix;
•timing of marketing campaigns or promotions;
•timing of sales to Vera Bradley and Pura Vida wholesale retailers; and
•timing of new pattern and collection releases and new product introductions.
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
The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phaseout LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This development could materially and adversely affect the Company's results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. We may need to renegotiate our revolving credit facility or incur other indebtedness and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
Risks Related to the Securities Markets and Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell shares at or above the price at which you purchase them.
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•the continued outbreak of COVID-19 and its adverse impact on the capital markets;
•actions by other shopping mall or lifestyle center tenants;
•weather conditions, particularly during the holiday shopping period;
•unexpected departures of key executives;
•financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;
•the public’s response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation and other matters;
•speculation about our business in the press or the investment community;
•future sales of our common stock by our significant shareholders, officers, and directors;
•our entry into new markets;
•changes in laws or regulations that impact the retail industry;
•strategic actions by us or our competitors, such as acquisitions or restructurings; and
•changes in accounting principles.
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
In addition, if faced with a consent solicitation or proxy contest, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. If individuals are elected to our Board with a differing agenda, our ability to effectively and timely implement our strategic plans and create additional value for our stockholders may be adversely affected.

A limited number of shareholders control a large percentage of the voting power of our common stock, and therefore investors may have limited ability to determine the outcome of shareholder votes.
Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller, and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 23.4% of our outstanding shares of common stock as of January 30, 2021. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation, and significant corporate transactions. This concentrated ownership of outstanding common stock may limit an investor's ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or interests of investors. As a result, we may take actions that investors do not believe to be in our interests or their interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the further into the future that the data are forecast. Further, the COVID-19 pandemic could cause a material adverse impact to the Company’s liquidity, results of operations, and financial condition that cannot be predicted.
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
Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, harm the market price of our common stock, and diminish the voting and other rights of the holders of our common stock. These provisions include:
•authorizing our board of directors to issue preferred stock and additional shares of our common stock without shareholder approval;
•prohibiting shareholder action by written consent;
•prohibiting our shareholders from calling a special meeting of shareholders;
•prohibiting our shareholders from amending our amended and restated bylaws; and
•requiring advance notice for raising business matters or nominating directors at shareholders’ meetings.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of January 30, 2021. The leases on the leased properties expire at various times through 2030, subject to renewal options.

Location	Primary Use	Approximate Square Footage	Leased/Owned
Roanoke, Indiana	Vera Bradley corporate headquarters, design center, and showroom	188,000	Owned
Roanoke, Indiana	Vera Bradley warehouse and distribution	428,500	Owned
New York, New York	Vera Bradley office and showroom	3,700	Leased
Hong Kong	Vera Bradley Asia sourcing office	5,100	Leased
Atlanta, Georgia	Vera Bradley showroom	5,600	Leased
Dallas, Texas	Vera Bradley showroom	1,800	Leased
La Jolla, California	Pura Vida corporate headquarters	7,400	Leased
As of January 30, 2021, we also leased 145 store locations in the United States, including one store location opened in fiscal 2022. See below for more information regarding the locations of our open stores as of January 30, 2021.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The Vera Bradley properties in the above table are used by both the Vera Bradley Direct segment and Vera Bradley Indirect segment, excluding the two standalone showrooms which are used exclusively by the Vera Bradley Indirect segment.

Store Locations
Our full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-line and factory outlet stores we operated in each state as of January 30, 2021:

State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores	State	Total Number of Full-Line Stores	Total Number of Factory Outlet Stores
Alabama	1	1	Minnesota	1	1
Arizona	1	1	Mississippi	—	2
California	1	—	Missouri	1	2
Colorado	2	1	Nebraska	—	1
Connecticut	2	1	Nevada	—	1
Delaware	1	1	New Hampshire	—	1
Florida	2	8	New Jersey	7	3
Georgia	1	3	New York	5	4
Hawaii	1	1	North Carolina	—	6
Illinois	4	1	Ohio	4	1
Indiana	2	2	Oklahoma	2	1
Iowa	1	1	Pennsylvania	5	3
Kansas	1	—	South Carolina	—	3
Kentucky	1	1	Tennessee	3	2
Louisiana	1	1	Texas	12	7
Maryland	4	—	Utah	—	1
Massachusetts	1	1	Virginia	2	3
Michigan	5	2	Wisconsin	1	1
			Totals	75	69
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
As of March 27, 2021, we had approximately 25 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
There was no activity under the 2018 Share Repurchase Program during the thirteen weeks ended January 30, 2021. To conserve cash as a result of COVID-19, the Company temporarily suspended the 2018 Share Repurchase Program. Refer to Note 13 of the Notes to the Consolidated Financial Statements as set forth in Part II, Item 8. of this Annual Report on Form 10-K for additional information regarding our share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2020 - November 28, 2020	—	$—	—	$32,939,607
November 29, 2020 - January 2, 2021	—	—	—	32,939,607
January 3, 2021 - January 30, 2021	—	—	—	32,939,607
	—	$—	—

Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between January 30, 2016, and January 30, 2021, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on January 30, 2016, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

250
200
150
100
50
0
1/30/2016
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
Vera Bradley, Inc.
S&P 500 Index
S&P Apparel, Accessories, and Luxury Goods Index

Company/Market/Peer Group	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021
Vera Bradley, Inc.	$100.00	$78.48	$63.13	$59.94	$64.82	$57.17
S&P 500 Index	$100.00	$120.87	$148.47	$148.38	$180.37	$211.48
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$85.20	$108.75	$101.36	$93.38	$91.33

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
The COVID-19 Pandemic
The COVID-19 pandemic resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours during fiscal 2021. Although e-commerce operations remained open for both of our brands, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales. We cannot currently predict the extent that COVID-19 will impact our future liquidity, operating results, and financial condition, but it could have a significant adverse effect on these metrics. Beginning in mid-March 2020, we began taking several actions to navigate the COVID-19 pandemic, protect our financial position, maximize our liquidity, and to position the Company for a strong reopening and future. These actions included:
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
Update on COVID-19 Actions as of January 30, 2021
On May 5, 2020, we began to open our Vera Bradley retail stores in a phased approach. All factory and full line stores were opened as of the end of the fiscal year, although with reduced hours, lower staffing levels, reduced foot traffic, and greatly enhanced safety protocols.
The sales of cotton face masks, coupled with a full year of Pura Vida operations, helped to offset sales declines otherwise associated with Vera Bradley. Net revenues from masks represented approximately 10% of consolidated net revenues for fiscal 2021.
We have brought back substantially all of our associates from furlough; reinstated the base compensation reductions; reinstated the cash compensation to our Board of Directors; paid back $60.0 million of borrowings under our Credit Agreement, leaving us with no debt as of the end of the fiscal year; and reinstated the 401(k) match in January 2021. We continued to manage operating expenses and inventory levels, and work with landlords on rent abatement and payment terms, which helped in the achievement of expense leverage.
In addition, the Company is leveraging elements of the Coronavirus Aid Relief and Economic Security (CARES) Act. The CARES Act tax provisions include retention credits, the deferral of the employer portion of certain payroll taxes, and tax benefits related to a net operating loss carryback.

Executive Summary
As more fully described herein, fiscal 2021 was the final year of our Vision 20/20 strategic plan, which we began implementing in the third quarter of fiscal 2018. Despite the COVID-19 situation, we strengthened our infrastructure and better positioned both the Pura Vida and Vera Bradley brands for the future.

Strategic Progress Highlights
•In the Information Technology area:
•We completed Project Novus, our information technology platform conversion, migrating our e-commerce site to cloud-based Shopify Plus and replacing our existing ERP, POS, Business Intelligence, and Order Management systems with cloud-based Microsoft D365. This conversion not only decreased the complexity of our IT systems but has provided us with a more efficient technology platform enabling our entire enterprise to make quick, data-based, informed decisions in order to further enhance our customer experience and achieve our long-term growth objectives.
•In the Vera Bradley product area:
•We quickly reacted to the consumer demand for personal protective equipment, producing and selling millions of cotton face masks, generating meaningful revenue and gross margin dollars for the fiscal year.
•We continued another year of collaborations with several iconic brands, including Crocs, Disney, and Gillette Venus to create and sell limited-edition product collections; introduced our signature masks and 1982 backpacks in Target stores and on target.com; and launched our collaboration with Warner Bros. Consumer Products for the creation of our Harry Potter™ + Vera Bradley collection.
•In the Vera Bradley distribution area:
•We continued to strengthen and rationalize our store base. We opened six new factory stores and closed 13 underperforming full-line stores, ending the fiscal year with 75 full-line and 69 factory locations.
•We expanded and strengthened our partnerships with key online retailers such as Amazon.
•In the Vera Bradley marketing area:
•We successfully launched our new verabradley.com site which allowed us to improve our customer’s online buying experience. We added a number of key site capabilities to support customers who shifted to online purchasing during the pandemic.
•Our investments in customer data science and business analytics positioned us to navigate through the pandemic, allowing us to collect and analyze data and respond to customer changes and adjust marketing spend in an agile way.
•We reinforced our commitment to be an ESG-driven organization.
•We continued to strengthen our community support and charitable efforts under the umbrellas of VB Cares, particularly through organizations that can profoundly improve the lives of women and children, including raising and donating $1.4 million to the Vera Bradley Foundation Center for Breast Cancer Research, over $630,000 to the Coronavirus Response Fund for Nurses, and donations to New Hope Girls, Blessings in a Backpack, and other causes.
•As another aspect of VB Cares focused on caring for our associates, we paid over $800,000 in bonuses to those serving on the front lines during the pandemic. Our associate engagement scores also continued to be best in class, underscoring the engagement and commitment from our talented teams.
•For Pura Vida:
•Using Vera Bradley’s global sourcing expertise, we significantly strengthened Pura Vida’s supply chain, diversifying raw material sourcing, and adding three additional production facilities in countries outside of El Salvador.
•We re-examined promotional activity and eliminated deep discounting, particularly around Black Friday, which led to gross margin rate improvement.
•In the Pura Vida Product area:
•Pura Vida continued to show strength as a lifestyle brand by successfully expanding into new product categories. Nearly 50% of our e-commerce business is now comprised of jewelry categories other than traditional string bracelets, such as metal, semi-precious stones, charms, and the engravable collection, underscoring the brand’s lifestyle appeal. We believe this lifestyle appeal will continue to be a key driver of growth.
•Charity bracelets remained an important element of the Pura Vida lifestyle and an important draw for our cause-minded customers. Since inception, Pura Vida has donated over $3.0 million to more than 200 charities.
•In the Pura Vida Distribution area:
•Pura Vida expanded on the distribution front by launching fulfillment capabilities in Canada and entering into a third-party agreement for the wholesale distribution of our products in Europe to complement our existing e-commerce business and third-party operations there.
•We added Pura Vida shop-in-shops to six full-line Vera Bradley stores and expanded our presence in wholesale partners with larger in-store presentations.
•In the Pura Vida Marketing area:
•Our brands in the accessories space remained one of the most highly-engaged brands in terms of social media engagement, with over 2.0 million Instagram followers. We are consistently listed as one of the most, if not the most, engaged jewelry brands on Instagram. TikTok exposure also increased with over 200,000 followers, a team of Brand Ambassadors, and close to 150,000 micro influencers who collectively are an active part of the brand and a key part of our marketing strategy.
Financial Summary
Refer to "The COVID-19 Pandemic" for additional information regarding the impacts of the pandemic on fiscal 2021 financial results. Fiscal 2020 results (our prior fiscal year) included Pura Vida operations as of July 17, 2019, the first full-day following the acquisition.
•Net revenues were $468.3 million in fiscal 2021 compared to $495.2 million in fiscal 2020.
•Vera Bradley Direct (“VB Direct”) segment sales were $289.3 million in fiscal 2021 compared to $347.5 million in fiscal 2020.
•Vera Bradley Indirect (“VB Indirect”) segment sales were $66.5 million in fiscal 2021 compared to $81.8 million in fiscal 2020.
•Pura Vida segment sales were $112.5 million in fiscal 2021 compared to $65.9 million for the partial period since the acquisition.
•Gross profit was $265.5 million (56.7% of net revenue) in fiscal 2021 compared to $271.8 million (54.9% of net revenue) in fiscal 2020. COVID-19-related purchase order cancellations totaled $1.3 million (0.3% of net revenue) during fiscal 2021. Inventory step-up amortization related to the Pura Vida acquisition totaled $8.3 million (1.7% of net revenue) during fiscal 2020.
•SG&A expenses were $252.6 million (53.9% of net revenue) in fiscal 2021 compared to $253.4 million (51.2% of net revenue) in fiscal 2020.
•During fiscal 2021, SG&A expenses included $9.2 million of Pura Vida purchase-related charges; $7.4 million of store asset impairment charges; $2.7 million of charges related to Project Novus; and $0.2 million of COVID-19-related charges.
•During fiscal 2020, SG&A expenses included $8.0 million of Pura Vida purchase-related charges and $3.0 million of charges related to Project Novus.
•Operating income was $13.1 million (2.8% of net revenue) in fiscal 2021 compared to $19.5 million (3.9% of net revenue) in fiscal 2020.
•During fiscal 2021, operating income was negatively impacted by $9.2 million of Pura Vida purchase-related charges; $7.4 million of store asset impairment charges; $2.7 million of charges related to Project Novus; and $1.5 million of COVID-19-related charges.
•During fiscal 2020, operating income was negatively impacted by Pura Vida purchase-related charges of $16.3 million and charges of $3.0 million related to Project Novus.
•Net income attributable to Vera Bradley, Inc. was $8.7 million in fiscal 2021 compared to $16.0 million in fiscal 2020.

•During fiscal 2021, net income attributable to Vera Bradley, Inc. was negatively impacted by $4.5 million of store asset impairment charges; $5.0 million of Pura Vida purchase-related charges; $2.1 million of charges related to Project Novus; and $1.1 million of COVID-19-related charges.
•During fiscal 2020, net income attributable to Vera Bradley, Inc. was negatively impacted by Pura Vida purchase-related charges of $9.7 million and charges of $2.4 million related to Project Novus.
•Diluted net income per share was $0.26 in fiscal 2021 compared to $0.47 in fiscal 2020. The aforementioned charges negatively impacted net income per share by $0.38 and $0.35 in fiscal 2021 and 2020, respectively.
•Cash, cash equivalents, and investments were $65.5 million at January 30, 2021 compared to $73.8 million at February 1, 2020. The Company provided cash consideration of $76.0 million during fiscal 2020 for the Pura Vida acquisition.
•Capital expenditures for fiscal 2021 totaled $5.7 million compared to $13.3 million for fiscal 2020.
•Repurchases of common stock for fiscal 2021 totaled $2.9 million, or 0.4 million shares, compared to $11.3 million, or 1.1 million shares, in fiscal 2020.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; verabradley.com; our Vera Bradley online outlet site; and our Vera Bradley annual outlet sale in Fort Wayne, Indiana. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, and through the distribution of Pura Vida-branded products to wholesale retailers.
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
As a result of the temporary closure of all Vera Bradley stores due to COVID-19 during portions of the first and second quarters, the Company's fiscal 2021 comparable store sales and comparable sales calculations are not meaningful and therefore are not provided.
Typically, measuring the change in year-over-year comparable sales allows us and our investors to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:
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
Other Income
Other income includes certain legal settlements, proceeds from the sales of tickets to our annual outlet sale (for fiscals 2020 and 2019), and sales tax credits received for timely filings. In addition, we support many of our Indirect retailers’ marketing efforts by distributing certain catalogs and promotional mailers to current and prospective customers. Our Vera Bradley Indirect retailers reimburse us for a portion of the cost to produce these materials. Reimbursement received is recorded as other income. The related cost to design, produce, and distribute the catalogs and mailers is recorded as SG&A expense.
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

Pura Vida Acquisition
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. or Pura Vida (the “Transaction”) in exchange for total cash consideration of approximately $75.0 million. During the third quarter of fiscal 2020, the Company provided additional cash consideration of approximately $3.0 million for a working capital adjustment. The Company also received a working capital reimbursement of $1.0 million during the first quarter of fiscal 2021. Additional measurement period adjustments were recorded for conditions that existed as of the acquisition date. Pura Vida, based in La Jolla, California, is a growing, digitally native, and highly engaging lifestyle brand that deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. The Company believes that the acquisition strengthened the Company by providing increased product diversification and future growth opportunities partially as a result of resource and knowledge-sharing.
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was made during the first quarter of fiscal 2021 totaling $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. There were no transaction costs during fiscal 2021. Pre-tax transaction costs totaled $2.7 million for fiscal 2020. These costs are recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and within corporate unallocated expenses.
Pura Vida has been fully consolidated within our financial statements beginning on July 17, 2019, the first full day following the acquisition. Pura Vida was also added as a reportable segment as a result of the acquisition. Refer to Note 15 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Impairment Charges
Property, plant, and equipment and lease right-of-use assets (the "asset group" for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Notes to the Consolidated Financial Statements herein. Impairment charges of $7.4 million were recognized in the fiscal year ended January 30, 2021 for property, plant, and equipment assets and lease right-of-use assets related to underperforming stores and are included in SG&A expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the VB Direct segment. There were no impairment charges recorded during the fiscal years ended February 1, 2020 or February 2, 2019. The COVID-19 pandemic, including the temporary closure of Vera Bradley retail stores beginning in mid-March, significantly impacted the Company's operations and cash flows which was the main driver of the impairment charges. We are unable to predict the extent of the impact that the COVID-19 pandemic will have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.

Results of Operations
The following tables summarize key components of our consolidated results of operations for the last three fiscal years, both in dollars and as a percentage of our net revenues. Fiscal 2020 includes Pura Vida operations beginning on July 17, 2019, the first full business day following the acquisition. Fiscal 2019 has not been recast to include the results of Pura Vida. Refer to Note 15 to the Notes to Consolidated Financial Statements herein for additional information.

	Fiscal Year Ended (1)
($ in thousands)	January 30, 2021	February 1, 2020	February 2, 2019
Statement of Income Data:
Net revenues	$468,272	$495,212	$416,097
Cost of sales	202,754	223,411	177,510
Gross profit	265,518	271,801	238,587
Selling, general, and administrative expenses (2)	252,588	253,425	211,984
Other income	135	1,098	498
Operating income	13,065	19,474	27,101
Interest expense (income), net	1,203	(1,085)	(1,125)
Income before income taxes	11,862	20,559	28,226
Income tax expense (3)	1,173	5,315	7,469
Net income	10,689	15,244	20,757
Less: Net income (loss) attributable to redeemable noncontrolling interest	2,008	(803)	—
Net income attributable to Vera Bradley, Inc.	$8,681	$16,047	$20,757
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	43.3%	45.1%	42.7%
Gross profit	56.7%	54.9%	57.3%
Selling, general, and administrative expenses	53.9%	51.2%	50.9%
Other income	—%	0.2%	0.1%
Operating income	2.8%	3.9%	6.5%
Interest expense (income), net	0.3%	(0.2)%	(0.3)%
Income before income taxes	2.5%	4.2%	6.8%
Income tax expense	0.3%	1.1%	1.8%
Net income	2.3%	3.1%	5.0%
Less: Net income (loss) attributable to redeemable noncontrolling interest	0.4%	(0.2)%	—%
Net income attributable to Vera Bradley, Inc.	1.9%	3.2%	5.0%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and Vera Bradley full-line and factory outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	January 30, 2021	February 1, 2020	February 2, 2019
Net Revenues by Segment:
VB Direct	$289,274	$347,484	$328,034
VB Indirect	66,517	81,811	88,063
Pura Vida	112,481	65,917	—
Total	$468,272	$495,212	$416,097
Percentage of Net Revenues by Segment:
VB Direct	61.8%	70.2%	78.8%
VB Indirect	14.2%	16.5%	21.2%
Pura Vida	24.0%	13.3%	—%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Vera Bradley Store Data (4):
Total stores opened during period	6	6	6
Total stores closed during period	(13)	(11)	(10)
Total stores open at end of period	144	151	156
Comparable sales (including e-commerce) increase (decrease) (5)	NM	3.4%	(10.3)%
Total gross square footage at end of period	380,100	386,028	379,792
Average net revenues per gross square foot (6)	NM	$652	$635

(1)The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2021, 2020, and 2019 consisted of 52 weeks.
(2)Impairment charges, related to underperforming stores, totaled $7.4 million during the fiscal year ended January 30, 2021. There were no impairment charges recorded during the fiscal years ended February 1, 2020 and February 2, 2019.
(3)Includes a $2.8 million tax benefit related to the net operating loss carryback provisions of the CARES Act in fiscal 2021.
(4)Includes Vera Bradley full-line and factory outlet stores.
(5)Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Increase (decrease) is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. As a result of Vera Bradley retail stores being temporarily closed for approximately half of the first and second quarters of fiscal 2021, comparable sales were not meaningful and were therefore not provided.
(6)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. As a result of Vera Bradley retail stores being temporarily closed for approximately half of the first and second quarters of fiscal 2021, average net revenues per gross square foot were not meaningful and were therefore not provided.

Fiscal 2021 Compared to Fiscal 2020
Net Revenues
For fiscal 2021, net revenues decreased $26.9 million, or 5.4%, to $468.3 million, from $495.2 million for fiscal 2020.
VB Direct. For fiscal 2021, net revenues decreased $58.2 million, or 16.8%, to $289.3 million, from $347.5 million for fiscal 2020. The decline primarily resulted from the Company’s stores that were temporarily closed as a result of COVID-19 and lower traffic and sales as they reopened with reduced staffing, hours, and capacity, as well as the COVID-19-related cancellation of our annual outlet sale which typically occurs in April. This decline was partially offset by current-year period Vera Bradley e-commerce sales which increased 49.0% over the comparable period in the prior-year.
VB Indirect. For fiscal 2021, net revenues decreased $15.3 million, or 18.7%, to $66.5 million, from $81.8 million for fiscal 2020. The decline was primarily due to a reduction in orders from specialty, department stores and other key accounts, largely related to COVID-19, as well as a reduction in the number of specialty and department store accounts.
Pura Vida. For fiscal 2021, net revenues were $112.5 million compared to $65.9 million in the partial period of the prior-year. E-commerce revenues increased 6.5% during the comparable six-month periods of fiscals 2021 and 2020. Refer to Note 15 to the Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Gross Profit
For fiscal 2021, gross profit decreased $6.3 million, or 2.3%, to $265.5 million, from $271.8 million for fiscal 2020. As a percentage of net revenues, gross profit increased to 56.7% for fiscal 2021, from 54.9% for fiscal 2020. Charges for the cancellation of certain purchase orders due to COVID-19 in the current-year totaled $1.3 million and negatively impacted gross margin as a percentage of net revenues by 0.3%. The prior-year period included $8.3 million of inventory step-up amortization related to the Pura Vida acquisition that negatively impacted gross margin as a percentage of net revenues by 1.7%. The remaining increase as a percentage of net revenues was primarily due to mask sales, product collaborations, and inventory management.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2021, SG&A expenses decreased $0.8 million, or 0.3%, to $252.6 million, from $253.4 million for fiscal 2020. As a percentage of net revenues, SG&A expenses were 53.9% and 51.2% for fiscal 2021 and fiscal 2020, respectively. SG&A expenses related to Vera Bradley and corporate unallocated were $194.7 million compared to $219.9 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $57.9 million compared to $33.5 million in the partial period of the prior-year. The decrease in consolidated SG&A expenses for fiscal 2021 was primarily due to:
•Vera Bradley initiatives to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; certain expense reductions associated with the CARES Act retention credit; and reducing other non-payroll expenses including marketing, professional fees, and travel;
•a reduction of approximately $6.3 million in lease expense primarily as a result of lower contingent rent, lease right-of-use asset impairments recorded in the first quarter of the current-year, 13 full-line store closures during the last 12 months, and COVID-19-related rent abatements;
•a reduction of $4.5 million in depreciation expense primarily as a result of legacy software depreciation in the prior-year period that did not recur in the current-year period and savings as a result of property, plant, and equipment impairments recorded in the first quarter of the current-year; and
•$2.7 million of Pura Vida acquisition-related transaction costs that were incurred in the prior-year period that did not recur in the current-year.
These expense savings were partially offset by incremental Pura Vida operating expenses of $20.7 million; store impairment charges of $7.4 million; $3.7 million for incremental intangible asset amortization; and an adjustment to reduce the earn-out liability related to the Pura Vida acquisition of $1.6 million in the prior-year period that did not recur in the current-year period. SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense de-leverage associated with decreased sales.
Other Income
For fiscal 2021, other income decreased $1.0 million, or 87.7%, to $0.1 million, from $1.1 million for fiscal 2020, primarily due to a legal settlement received in the prior-year period that did not recur in the current-year period, as well as outlet sale ticket sales not received in the current-year period due to the cancellation of our 2020 annual outlet sale as a result of COVID-19.
Operating Income
For fiscal 2021, operating income decreased $6.4 million, or 32.9%, to $13.1 million from $19.5 million for fiscal 2020. As a percentage of net revenues, operating income was 2.8% and 3.9% for fiscal 2021 and fiscal 2020, respectively. Operating income decreased due to the factors described above.
The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	January 30, 2021	February 1, 2020
Operating Income (Loss):
VB Direct	$48,524	$68,505	$(19,981)	(29.2)%
VB Indirect	24,502	31,077	(6,575)	(21.2)%
Pura Vida	8,031	(3,179)	11,210	352.6%
Less: Unallocated corporate expenses	(67,992)	(76,929)	8,937	(11.6)%
Operating income	$13,065	$19,474	$(6,409)	(32.9)%
VB Direct. For fiscal 2021, operating income decreased $20.0 million, or 29.2%. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 16.8% and 19.7% for fiscals 2021 and 2020, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to store impairment charges, legacy software depreciation in the prior-year period that did not recur in the current-year period, and an allocation of charges for the cancellation of certain purchase orders related to COVID-19. These decreases were partially offset by an increase in gross margin as a percentage of net revenues and COVID-19-related expense savings, as described above.
VB Indirect. For fiscal 2021, operating income decreased $6.6 million, or 21.2%. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 36.8% and 38.0% for fiscals 2021 and 2020, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense de-leverage associated with lower sales and an increase in the bad debt provision, partially offset by an increase in gross margin as a percentage of net revenues as described above.
Pura Vida. For fiscal 2021, operating income in the Pura Vida segment was $8.0 million, or 7.1% of Pura Vida segment net revenues, compared to an operating loss of $(3.2) million, or (4.8)% of Pura Vida segment net revenues, in the partial prior-year period. The current-year operating results included $9.0 million of intangible asset amortization expense. The prior-year period included $8.3 million of inventory step-up amortization and $5.4 million of intangible asset amortization. Refer to Note 15 to the Notes to Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Corporate Unallocated. For fiscal 2021, unallocated expenses decreased $8.9 million, or 11.6% to $68.0 million from $76.9 million in the prior-year period. The decrease in unallocated expenses was primarily due to COVID-19-related expense savings, Pura Vida acquisition-related transaction costs of $2.7 million in the prior-year period, as well as a reduction in depreciation expense primarily as a result of legacy software depreciation in the prior-year period that did not recur in the current-year period. These decreases were partially offset by a $1.6 million adjustment to reduce the earn-out liability in the prior-year period.
Interest Expense (Income), Net
For fiscal 2021, interest expense totaled $1.2 million compared to interest income of $1.1 million in fiscal 2020. Interest expense increased primarily due to borrowings under the Company's credit agreement during the current-year period.
Income Tax Expense
For fiscal 2021, we recorded income tax expense of $1.2 million at an effective tax rate of 9.9%, compared to income tax expense of $5.3 million at an effective tax rate of 25.9% for fiscal 2020. The effective tax rate decreased primarily due to the relative impact of a $2.8 million tax benefit related to the net operating loss carryback provisions of the CARES Act, partially offset by the impact of non-deductible executive compensation and tax shortfalls related to stock-based compensation.
Net Income
For fiscal 2021, net income decreased $4.5 million, or 29.9%, to $10.7 million from $15.2 million in fiscal 2020 due to the factors described above.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest
For fiscal 2021, net income attributable to redeemable noncontrolling interest was $2.0 million compared to a net loss of $0.8 million in the prior-year period. This represents the allocation of the Pura Vida net income (loss) to the noncontrolling interest. The net income (loss) was due to the factors described above in the Pura Vida operating segment.

Net Income Attributable to Vera Bradley, Inc.
For fiscal 2021, net income attributable to Vera Bradley, Inc. decreased $7.3 million to $8.7 million from $16.0 million in fiscal 2020 due to the factors described above.

Fiscal 2020 Compared to Fiscal 2019
Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2020, for a comparison of fiscal 2020 to fiscal 2019 operating results.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which was entered into on September 7, 2018. There were $60.0 million of borrowings under the Credit Agreement during the fiscal year ended January 30, 2021 which were repaid by the end of the fiscal year, and there was no debt outstanding as of January 30, 2021. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, short-term investments, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Investments
Cash Equivalents. Investments classified as cash equivalents relate to highly-liquid investments with a maturity of three months or less from the date of purchase. As of January 30, 2021 and February 1, 2020, these investments consisted of a money market fund. The balance as of February 1, 2020 also included commercial paper.
Short-Term Investments. As of January 30, 2021, short-term investments consisted of U.S. and non-U.S. corporate debt securities with a maturity within one year of the balance sheet date. As of February 1, 2020, short-term investments consisted of U.S. and non-U.S. corporate debt securities, commercial paper, municipal securities, and U.S. asset-backed securities.
Long-Term Investments. As of February 1, 2020, these investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and other foreign securities with a maturity greater than one year from the balance sheet date. There were no long-term investments as of January 30, 2021.
Refer to Note 14 to the Notes to Consolidated Financial Statements herein for additional information regarding our investments.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net cash provided by operating activities	$20,702	$20,624	$43,564
Net cash provided by (used in) investing activities	17,680	(69,966)	17,955
Net cash used in financing activities	(24,146)	(14,285)	(16,771)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation, the effect of changes in assets and liabilities, and tenant-improvement allowances received from landlords under our store leases.
Net cash provided by operating activities was $20.7 million during fiscal 2021, as compared to $20.6 million during fiscal 2020. Cash provided by operating activities was substantially similar to the prior-year period. The net income adjusted for non-

cash items in the current-year benefited by the full-year of Pura Vida operations compared to six months of operations in the prior-year period. Additional inventory payments primarily related to incremental Pura Vida inventory purchases which included inventory for the Charli D'Amelio launch in March 2021 and the acceleration of inventory purchases for Vera Bradley to mitigate industry-wide port and shipping delays. There were also additional payments related to Project Novus expenditures. These purchases were offset by timing of payments, including for income taxes (which included a benefit associated with the net operating loss carryback provisions of the CARES Act); deferrals of certain payments associated with the CARES Act; and accrued expenses, as well as timing; deferrals; rent abatements; and store closures associated with operating leases.
Net Cash Provided by (Used in) Investing Activities
Investing activities consisted primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments, as well as the Pura Vida acquisition.
Net cash provided by investing activities was $17.7 million in fiscal 2021, compared to net cash used in investing activities of $70.0 million in fiscal 2020. The increase in cash provided by investing activities was a result of the decreased spending related to property, plant, and equipment and net investment activity in the current year, as well as the July 2019 acquisition of Pura Vida that occurred in the prior-year period.
Capital expenditures for fiscal 2022 are expected to be approximately $8.0 million to $10.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $24.1 million in fiscal 2021 compared to $14.3 million in fiscal 2020. The increase in cash used in financing activities was primarily due to the $18.7 million payment of contingent consideration associated with the July 2019 acquisition of Pura Vida, partially offset by a decline of $8.3 million in repurchases of common stock.

Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2020, for a comparison of fiscal 2020 to fiscal 2019 cash flow activity.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of January 30, 2021.

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
The balance of inventory adjustments was $0.7 million for these matters as of the fiscal years ended January 30, 2021, and February 1, 2020. The balance related primarily to certain collections being discontinued or currently discontinued by Vera Bradley and retired patterns. We have the ability to move retired finished goods through a number of channels, including the Vera Bradley annual outlet sale, our Vera Bradley website and online outlet site, factory outlet stores, and through third-party liquidators as needed.

Valuation of Long-lived Assets
Property, plant, and equipment and operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In evaluating an asset group for recoverability, we estimate the future cash flows expected to result from the use of the asset group at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset group is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $7.4 million for the period ended January 30, 2021. There were no impairment charges recorded for the periods ended February 1, 2020 and February 2, 2019.
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
These fair value assessments require management judgment and include the use of significant estimates and assumptions including future cash flows, discount and other market rates, and asset lives, among other items. The details of these assessments for the Pura Vida acquisition are as follows:
•Inventories were valued using the cost approach. The significant assumptions used for the valuation include inventory balances, projected gross and operating margins, and cost and time to dispose (sell) inventory on hand.
•The Pura Vida brand intangible asset was valued using the relief-from-royalty method. The significant assumptions used for the valuation include the royalty rate, estimated projected revenues, long-term growth rate, and the discount rate.
•Customer relationships were valued using the multi-period excess earnings method. Significant assumptions used for the valuation include projected cash flows, the discount rate, and customer attrition rate.
•Contingent consideration related to the earn-out provision was valued using a Monte Carlo simulation in order to forecast the value of the potential future payment. Significant assumptions used for the valuation include the discount rate, projected cash flows, and calculated volatility.
Goodwill and Other Intangible Assets
The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company may first use a qualitative analysis to assess whether it is more-likely-than-not that the fair value of the reporting unit (including goodwill) is less than its carrying value. This qualitative analysis may include, but is not limited to: macroeconomic factors; industry and market considerations; cost factors that have a negative effect on earnings and cash flows; entity specific factors; a change in the composition or carrying amount of the reporting unit’s net assets; and a sustained decrease in stock price. If it is determined that it is more-likely-than-not that the fair value is less than the carrying value after this analysis, a quantitative impairment test is performed.
If we elect to bypass the qualitative assessment for the reporting unit, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value of the reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. The fair value of the reporting unit is determined using an income-based approach and a market-based approach.

The income approach estimates fair value of the reporting unit using a discounted cash flow model that involves subjective estimates and assumptions such as projected revenue growth, operating profit, and the discount rate. Under the market approach, the Company may use the guideline public company method and/or the guideline transaction method to estimate fair value of the reporting unit. The guideline public company method uses market multiples derived from market prices of stocks of companies that are engaged in the same or similar lines of business as the reporting unit. The guideline transaction method employs transaction multiples derived from the acquisition of controlling interests in stocks of companies that are engaged in the same or similar lines of business as the reporting unit.
As of January 30, 2021, the Company had recorded $44.3 million of goodwill which was allocated to the Pura Vida reporting unit. For the annual goodwill impairment analysis performed during fiscal 2021, we performed a quantitative analysis. No impairment was recorded for goodwill during fiscal 2021.
Our indefinite-lived intangible asset represents the Pura Vida brand. We test the Pura Vida brand for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the Pura Vida brand is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of the Pura Vida brand, with any excess recognized as an impairment loss. Fair value is estimated using a relief-from-royalty method. The estimates and assumptions used in the determination of the fair value of the Pura Vida brand include the projected revenue growth, long-term growth rate, the royalty rate, and discount rate.
As of January 30, 2021, the carrying value of the Pura Vida brand was $36.7 million. For the annual impairment analysis performed during fiscal 2021, we performed a quantitative analysis. No impairment was recorded for the Pura Vida brand during fiscal 2021.
The estimated fair values of our Pura Vida reporting unit and the Pura Vida brand are subject to change as a result of many factors including changing economic conditions. Should actual cash flows and our future estimates deteriorate from the estimates we used, impairment charges may be necessary in future years.
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
In addition, LIBOR is expected to be discontinued after 2021. If LIBOR is discontinued, we may need to re-negotiate certain agreements and we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries (the "Company") as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill and Intangible Assets – Refer to Notes 2 and 17 to the financial statements
Critical Audit Matter Description
The Company’s quantitative analysis of goodwill and the indefinite-lived Pura Vida brand for impairment involves the comparison of the fair value of the reporting unit or asset to its carrying value. The fair value of the reporting unit was determined using an income-based approach and a market-based approach, which required management to make significant estimates and assumptions including the projected revenue growth, operating profit and discount rate. The Company used the relief-from-royalty method to estimate the fair value of the Pura Vida brand, which required management to make significant estimates and assumptions related to the projected revenue growth, long-term growth rate, royalty rate and discount rate. The goodwill balance was $44.3 million as of January 30, 2021, all of which related to the Pura Vida reporting unit. The carrying value of the Pura Vida brand was $36.7 million as of January 30, 2021. The fair values of the Pura Vida reporting unit and the Pura Vida brand exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized during fiscal 2021.
We identified the impairment analysis of goodwill and the Pura Vida brand as a critical audit matter because of the significant judgments made by management to estimate the fair value of these indefinite-lived assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions particularly related to the projected revenue growth and discount rate for the goodwill impairment analysis and the projected revenue growth, royalty rate, and discount rate for the Pura Vida brand impairment analysis.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected revenue growth and discount rates for goodwill and Pura Vida brand as well as the royalty rate for the Pura Vida brand included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and Pura Vida brand impairment analyses, including those over the determination of the fair value, such as controls related to management’s forecasts of projected revenue growth, selection of royalty rate and discount rates.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s projected revenue growth by comparing the forecasts to (1) historical revenue, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates and royalty rate assumptions, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates and royalty rate selected by management.
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 30, 2021

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vera Bradley, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vera Bradley, Inc. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 30, 2021, of the Company and our report dated March 30, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 30, 2021

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	January 30, 2021	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$64,175	$49,917
Short-term investments	1,295	8,977
Accounts receivable, net	27,543	24,290
Inventories	141,416	123,606
Income taxes receivable	7,372	1,043
Prepaid expenses and other current assets	17,882	10,956
Total current assets	259,683	218,789
Operating right-of-use assets	88,730	114,790
Property, plant, and equipment, net	63,952	73,027
Intangible assets, net	47,296	56,305
Goodwill	44,254	44,254
Long-term investments	—	14,912
Deferred income taxes	3,530	7,656
Other assets	6,342	5,328
Total assets	$513,787	$535,061
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,093	$20,235
Accrued employment costs	13,648	11,412
Short-term operating lease liabilities	22,321	21,347
Earn-out liability	—	18,448
Other accrued liabilities	14,043	13,850
Income taxes payable	321	2,113
Total current liabilities	77,426	87,405
Long-term operating lease liabilities	91,536	113,775
Other long-term liabilities	109	62
Total liabilities	169,071	201,242
Commitments and contingencies
Redeemable noncontrolling interest	29,809	30,049
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 41,808 and 41,515 shares issued and 33,414 and 33,503 outstanding, respectively	—	—
Additional paid-in capital	105,433	100,357
Retained earnings	316,526	307,414
Accumulated other comprehensive income	8	158
Treasury stock	(107,060)	(104,159)
Total shareholders’ equity of Vera Bradley, Inc.	314,907	303,770
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$513,787	$535,061
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net revenues	$468,272	$495,212	$416,097
Cost of sales	202,754	223,411	177,510
Gross profit	265,518	271,801	238,587
Selling, general, and administrative expenses	252,588	253,425	211,984
Other income	135	1,098	498
Operating income	13,065	19,474	27,101
Interest expense (income), net	1,203	(1,085)	(1,125)
Income before income taxes	11,862	20,559	28,226
Income tax expense	1,173	5,315	7,469
Net income	10,689	15,244	20,757
Less: Net income (loss) attributable to redeemable noncontrolling interest	2,008	(803)	—
Net income attributable to Vera Bradley, Inc.	$8,681	$16,047	$20,757

Basic weighted-average shares outstanding	33,390	33,983	35,222
Diluted weighted-average shares outstanding	33,914	34,288	35,467

Basic net income per share attributable to Vera Bradley, Inc. common shareholders	$0.26	$0.47	$0.59
Diluted net income per share attributable to Vera Bradley, Inc. common shareholders	$0.26	$0.47	$0.59
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net income	$10,689	$15,244	$20,757
Unrealized (loss) gain on available for sale debt investments	(172)	131	96
Cumulative translation adjustment	22	51	(6)
Comprehensive income, net of tax	10,539	15,426	20,847
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	2,008	(803)	—
Comprehensive income attributable to Vera Bradley, Inc.	$8,531	$16,229	$20,847
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at February 3, 2018	35,459,025	5,642,485	$91,192	$270,783	$(114)	$(76,578)	$285,283
Net income		—	—	20,757	—	—	20,757
Translation adjustments	—	—	—	—	(6)	—	(6)
Unrealized gain on available for sale investments	—	—	—	—	96	—	96
Restricted shares vested, net of repurchase for taxes	181,533	—	(547)	—	—	—	(547)
Stock-based compensation	—	—	4,927	—	—	—	4,927
Treasury stock purchased	(1,293,138)	1,293,138	—	—	—	(16,261)	(16,261)
Cumulative adjustment for ASC 606 adoption	—	—	—	454	—	—	454
Balance at February 2, 2019	34,347,420	6,935,623	$95,572	$291,994	$(24)	$(92,839)	$294,703
Net income attributable to Vera Bradley, Inc.	—	—	—	16,047	—	—	16,047
Translation adjustments	—	—	—	—	51	—	51
Unrealized gain on available for sale investments	—	—	—	—	131	—	131
Restricted shares vested, net of repurchase for taxes	231,578	—	(1,155)	—	—	—	(1,155)
Stock-based compensation	—	—	5,940	—	—	—	5,940
Treasury stock purchased	(1,075,749)	1,075,749	—	—	—	(11,320)	(11,320)
Cumulative adjustment for ASC 842 adoption	—	—	—	(196)	—	—	(196)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(431)	—	—	(431)
Balance at February 1, 2020	33,503,249	8,011,372	$100,357	$307,414	$158	$(104,159)	$303,770
Net income attributable to Vera Bradley, Inc.	—	—	—	8,681	—	—	8,681
Translation adjustments	—	—	—	—	22	—	22
Unrealized loss on available for sale investments	—	—	—	—	(172)	—	(172)
Restricted shares vested, net of repurchase for taxes	293,076	—	(575)	—	—	—	(575)
Stock-based compensation	—	—	5,651	—	—	—	5,651
Treasury stock purchased	(381,835)	381,835	—	—	—	(2,901)	(2,901)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	431	—	—	431
Balance at January 30, 2021	33,414,490	8,393,207	$105,433	$316,526	$8	$(107,060)	$314,907
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cash flows from operating activities
Net income	$10,689	$15,244	$20,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	13,483	18,447	16,540
Impairment charges	7,446	—	—
Amortization of operating right-of-use assets	21,128	21,969	—
Amortization of intangible assets	9,009	5,359	—
Provision for doubtful accounts	1,333	160	184
Stock-based compensation	5,651	5,940	4,927
Deferred income taxes	4,126	(864)	(1,497)
Loss (gain) on investments	13	(188)	32
Adjustment of earn-out liability	229	(1,650)	—
Amortization of step-up in inventory basis	—	8,274	—
Other non-cash (gain) charges, net	(1)	202	512
Changes in assets and liabilities:
Accounts receivable	(5,579)	(1,013)	438
Inventories	(17,810)	(12,645)	(3,994)
Prepaid expenses and other assets	(7,940)	(4,477)	(100)
Accounts payable	7,353	(615)	738
Income taxes	(8,121)	(284)	4,933
Operating lease liabilities, net	(22,680)	(25,302)	—
Accrued and other liabilities	2,373	(7,933)	94
Net cash provided by operating activities	20,702	20,624	43,564
Cash flows from investing activities
Purchases of property, plant, and equipment	(5,743)	(13,317)	(8,148)
Purchases of investments	(851)	(18,950)	(59,461)
Proceeds from maturities and sales of investments	23,281	38,333	85,559
Cash received (paid) for business acquisition, net of cash acquired	993	(76,032)	—
Proceeds from disposal of property, plant, and equipment	—	—	5
Net cash provided by (used in) investing activities	17,680	(69,966)	17,955
Cash flows from financing activities
Tax withholdings for equity compensation	(575)	(1,155)	(547)
Repurchase of common stock	(3,077)	(11,341)	(16,064)
Distributions to redeemable noncontrolling interest	(1,817)	(1,789)	—
Payments of debt-issuance costs	—	—	(160)
Borrowings under asset-based revolving credit agreement	60,000	—	—
Repayment of borrowings under asset-based revolving credit agreement	(60,000)	—	—
Payment of contingent consideration for business acquisition	(18,677)	—	—
Net cash used in financing activities	(24,146)	(14,285)	(16,771)
Effect of exchange rate changes on cash and cash equivalents	22	51	(6)
Net increase (decrease) in cash and cash equivalents	14,258	(63,576)	44,742
Cash and cash equivalents, beginning of period	49,917	113,493	68,751
Cash and cash equivalents, end of period	$64,175	$49,917	$113,493

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(continued)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net	$5,079	$6,490	$4,035
Cash paid for interest	$1,133	$119	$169
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid
As of January 30, 2021, February 1, 2020 and February 2, 2019	$—	$176	$197
As of February 1, 2020, February 2, 2019 and February 3, 2018	$176	$197	$—
Purchases of property, plant, and equipment incurred but not yet paid
As of January 30, 2021, February 1, 2020 and February 2, 2019	$343	$559	$1,065
As of February 1, 2020, February 2, 2019 and February 3, 2018	$559	$1,065	$1,183
Contingent consideration related to business acquisition	$—	$20,098	$—
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
Vera Bradley, Inc. operates two unique lifestyle brands – Vera Bradley and Pura Vida. We believe Vera Bradley and Pura Vida are complementary businesses, both with devoted, emotionally-connected, and multi-generational female customer bases; alignment as causal, comfortable, affordable, and fun brands; positioning as “gifting” and socially-connected brands; strong, entrepreneurial cultures; a keen focus on community, charity, and social consciousness; multi-channel distribution strategies; and talented leadership teams aligned and committed to the long-term success of their brands.
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
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of January 30, 2021, the Company operated 75 full-line stores and 69 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its 2020 annual outlet sale.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 2,000 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, www.puravidabracelets.ca, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.
The COVID-19 pandemic resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours during fiscal 2021. Although e-commerce operations remained open for both of our brands, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales. Beginning in mid-March 2020, the Company began taking several actions to navigate the COVID-19 pandemic, protect its financial position, maximize its liquidity, and to position the Company for a strong reopening and future. These actions included:
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
•Actively working with landlords on addressing rent abatement, payment terms, accelerating store closures, and delaying or cancelling certain planned new store openings;
•Reducing non-payroll operating expenses, including but not limited to, marketing and travel; and
•Extending vendor payment terms.
On May 5, 2020, the Company began to open its Vera Bradley retail stores in a phased approach. All factory and full line stores were opened as of the end of the fiscal year, although with reduced hours, lower staffing levels, reduced foot traffic, and greatly enhanced safety protocols.
The Company has brought back substantially all associates from furlough; reinstated the base compensation reductions; reinstated the cash compensation to the Board of Directors; paid back $60.0 million of borrowings under its Credit Agreement; and reinstated the 401(k) match in January 2021. The Company continued to manage operating expenses and inventory levels, and work with landlords on rent abatement and payment terms.
In addition, the Company is leveraging elements of the Coronavirus Aid Relief and Economic Security (CARES) Act. The CARES Act tax provisions include retention credits, the deferral of the employer portion of certain payroll taxes, and tax benefits related to a net operating loss carryback.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida beginning on July 17, 2019. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal years 2021, 2020, and 2019, ending on January 30, 2021, February 1, 2020, and February 2, 2019 respectively, each reflected a 52-week period.

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
Investments
Short-term investments consist of investments with a maturity within one year of the balance sheet date. As of January 30, 2021, these investments consisted of U.S. and non-U.S. corporate debt securities. As of February 1, 2020, these investments consisted of U.S. and non-U.S. corporate debt securities, commercial paper, municipal securities, and U.S. asset-backed securities. Long-term investments consist of investments with a maturity of greater than one year from the balance sheet date. There were no long-term investments as of January 30, 2021. As of February 1, 2020, these investments consisted of U.S. and non-U.S. corporate debt securities, U.S. and non-U.S. asset-backed securities, and other foreign securities. The Company’s objective with respect to these investments is to earn a higher rate of return, relative to deposit accounts, on funds that are otherwise not anticipated to be required to meet liquidity needs in the near-term while maintaining a low level of investment risk. These debt securities are classified as available-for-sale; therefore, unrealized

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest expense (income), net, in the Company's Consolidated Statements of Operations.
Refer to Note 14 herein for additional information regarding the Company's investments.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Appropriate consideration is given to obsolescence, excess quantities, and other factors, including the popularity of a pattern or product, in evaluating net realizable value.
The components of inventories were as follows:

	January 30, 2021	February 1, 2020
Raw materials(1)	$59	$1,056
Finished goods	141,357	122,550
Total inventories	$141,416	$123,606
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Revenue Recognition and Accounts Receivable
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
Revenue from the sale of the Company’s products is recognized when control of the promised goods or services is transferred to customers, in the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is recognized using the five-step model. These steps are: (i) identify the contract with the customer; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to each performance obligation; and (v) recognize revenue as the performance obligations are satisfied.
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
The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken / Written Off	Balance at End of Year
Fiscal year ended January 30, 2021	$1,362	$14,284	$(13,932)	$1,714
Fiscal year ended February 1, 2020	1,911	15,467	(16,016)	1,362
Fiscal year ended February 2, 2019	2,695	17,946	(18,730)	1,911
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $1.1 million and $0.5 million as of January 30, 2021 and February 1, 2020, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
flows, which is at the retail store level for store-related assets. If the estimated undiscounted future cash flows related to the operating right-of-use assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, as further defined below in “Fair Value of Financial Instruments.”
Refer to Note 4 herein for additional information regarding the Company's leases.
Store Pre-Opening, Occupancy, and Operating Costs
The Company charges costs associated with the opening of new stores to selling, general, and administrative expenses as incurred. Selling, general, and administrative expenses also include store operating costs, store employee compensation, and store occupancy and supply costs.
Business Combination
The Company acquired a majority interest in Pura Vida on July 16, 2019. In connection with a business combination, the Company records the identifiable assets acquired, liabilities assumed, contingent consideration liabilities, if any, and any noncontrolling interest in the acquiree at their acquisition-date fair values. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. Refer to Note 15 herein for additional information.
These fair value assessments require management judgment and include the use of significant estimates and assumptions including future cash flows, discount and other market rates, and asset lives, among other items.
Goodwill and Other Intangible Assets
Upon an acquisition, the Company records the fair value of goodwill and the identifiable intangible assets. As of January 30, 2021 and February 1, 2020, the identifiable intangible assets consisted of the Pura Vida brand, customer relationships, and non-competition agreements. Assets that are determined to have an indefinite life, including goodwill and the Pura Vida brand, are not amortized but are assessed for impairment at least annually or whenever events or circumstances indicate that the goodwill may be impaired. Definite-lived intangible assets, including customer relationships and non-competition agreements, are amortized over their estimated useful lives and are also subject to impairment testing, similar to the Company’s long-lived assets.
The Company performs its annual goodwill and Pura Vida brand impairment test generally during the second quarter. The Company may first use a qualitative analysis to determine whether it is more-likely-than-not that the fair value of the reporting unit (including goodwill) is less than its carrying value. If it is determined that it is more-likely-than-not that the fair value is less than the carrying value after this analysis, a quantitative impairment test is performed. If the Company elects to bypass the qualitative analysis, or if it is determined through the qualitative analysis that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, a quantitative analysis is performed. Under the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of total goodwill allocated to the reporting unit. The fair value of the reporting unit is determined using an income-based approach and a market-based approach. The Company's critical estimates for the goodwill test include the revenue growth rate, operating profit, and discount rate. The fair value of the Pura Vida brand is estimated using the relief-from-royalty method. The critical estimates for the Pura Vida brand impairment test include the projected revenue growth, long-term growth rate, the royalty rate, and the discount rate.
As of January 30, 2021, the carrying value of goodwill and the Pura Vida brand was $44.3 million and $36.7 million, respectively. For the annual impairment analysis performed during fiscal 2021, we performed a quantitative analysis. There was no impairment recorded for goodwill or the Pura Vida brand during fiscal 2021.
The estimated fair values of our Pura Vida reporting unit and the Pura Vida brand are subject to change as a result of many factors including changing economic conditions. Should actual cash flows and our future estimates deteriorate from the estimates we used, impairment charges may be necessary in future years.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within its Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, is then made to adjust the noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusts net income attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis. The fair value of the noncontrolling interest is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. The reporting unit’s discounted cash flow analysis requires significant management judgment with respect to revenue, total direct costs, selling, general, and administrative expenses, capital expenditures, and the selection and use of an appropriate discount rate. The projected revenue and expense assumptions and capital expenditures are based on our annual and long-term business plans. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. Refer to Note 16 herein for additional information regarding the redeemable noncontrolling interest.
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
Advertising Costs
The Company expenses advertising costs at the time the promotion first appears in media, in stores, or on its websites, and includes those costs in selling, general, and administrative expenses in the Consolidated Statements of Operations.
Total advertising expense was as follows (in thousands):

Fiscal year ended January 30, 2021 (1)	$54,571
Fiscal year ended February 1, 2020 (1)	46,460
Fiscal year ended February 2, 2019	27,488
(1) Increase primarily as a result of the inclusion of Pura Vida beginning July 17, 2019. Fiscal 2020 includes approximately six months of Pura Vida advertising expense whereas fiscal 2021 includes 12 months of expense.

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable as of January 30, 2021 and February 1, 2020, approximated their fair values.
The following table details the fair value measurements of the Company’s investments as of January 30, 2021 and February 1, 2020 (in thousands):

	Level 1		Level 2		Level 3
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Cash equivalents (1)	$1,565	$27	$—	$2,198	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	627	3,435	—	—
Commercial paper	—	—	—	2,489	—	—
Municipal securities	—	—	—	1,594	—	—
Non-U.S. corporate debt securities	—	—	668	1,136	—	—
U.S. asset-backed securities	—	—	—	323	—	—
Long-term investments:
U.S. corporate debt securities	—	—	—	5,613	—	—
U.S. asset-backed securities	—	—	—	5,498	—	—
Non-U.S. corporate debt securities	—	—	—	2,409	—	—
Other foreign securities	—	—	—	810	—	—
Non-U.S. asset-backed securities	—	—	—	582	—	—

(1) Cash equivalents include commercial paper and a money market fund that have a maturity of three months or less at the date of purchase. Due to their short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $7.4 million in impairment charges related to store assets including property, plant, and equipment and lease right-of-use assets during the fiscal year ended January 30, 2021. There were no impairment charges for the fiscal years ended February 1, 2020 and February 2, 2019.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. Refer to Note 15 herein for additional information on the methods used in the valuation of acquired intangible assets.
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
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded in the same line item within the Company's Consolidated Statements of Operations as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $8.1 million and $3.8 million as of January 30, 2021 and February 1, 2020, respectively. Of this total, $2.4 million and $0.3 million was recorded within prepaid expenses and other current assets and $5.7 million and $3.5 million was recorded within other assets on the Company's Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020, respectively. The CCA implementation costs are recorded within operating activities in the Company's Consolidated Statements of Cash Flows.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the fifty-two weeks ended January 30, 2021, February 1, 2020, and February 2, 2019 (in thousands):

	Fifty-Two Weeks Ended
	January 30, 2021
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$105,197		$26,732		$—		$131,929
Travel	59,606		12,191		—		71,797
Accessories	49,578		8,207		106,547		164,332
Apparel/Footwear(6)	36,762		13,416		1,857		52,035
Home	31,819		2,253		—		34,072
Other	6,312	(1)	3,718	(2)	4,077	(3)	14,107
Total net revenues	$289,274	(4)	$66,517	(5)	$112,481	(4)	$468,272

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $63.5 million of net revenues related to product sales recognized at a point in time and $3.0 million of net revenues related to sales-based royalties recognized over time.
(6) Includes mask sales.

	Fifty Two Weeks Ended
	February 1, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories(1)
Bags	$136,509		$41,206		$—		$177,715
Travel	91,732		16,712		—		108,444
Accessories	75,162		15,470		64,568		155,200
Home	32,987		2,703		—		35,690
Apparel/Footwear	5,092		640		—		5,732
Other	6,002	(2)	5,080	(3)	1,349	(4)	12,431
Total net revenues	$347,484	(5)	$81,811	(6)	$65,917	(5)	$495,212

(1) Other net revenues have been recast to exclude Apparel/Footwear to conform with the current-year presentation.
(2) Primarily includes net revenues from stationery, freight, and gift card breakage.
(3) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(4) Related to freight.
(5) Net revenues were related to product sales recognized at a point in time.
(6) $78.0 million of net revenues related to product sales recognized at a point in time and $3.8 million of net revenues related to sales-based royalties recognized over time.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	Fifty Two Weeks Ended
	February 2, 2019
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment	Total
Product categories(1)
Bags	$128,255		$42,626		$—	$170,881
Travel	87,746		19,767		—	107,513
Accessories	75,751		17,043		—	92,794
Home	26,846		2,757		—	29,603
Apparel/Footwear	4,050		948		—	4,998
Other	5,386	(2)	4,922	(3)	—	10,308
Total net revenues	$328,034	(4)	$88,063	(5)	$—	$416,097

(1) Other net revenues have been recast to exclude Apparel/Footwear to conform with the current-year presentation.
(2) Primarily includes net revenues from stationery, freight, and gift card breakage.
(3) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $84.5 million of net revenues related to product sales recognized at a point in time and $3.6 million of net revenues related to sales-based royalties recognized over time.
Contract Balances
Contract liabilities as of January 30, 2021 and February 1, 2020, consisted of $4.1 million and $3.9 million, respectively. The balance as of January 30, 2021 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida loyalty club points, Pura Vida customer deposits and payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. The balance as of February 1, 2020 consisted of the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of January 30, 2021 and February 1, 2020.
The balance for accounts receivable from contracts with customers, net of allowances, as of January 30, 2021 and February 1, 2020 was $26.0 million and $16.3 million, respectively, which is recognized within accounts receivable, net, on the Company’s Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million and $0.5 million as of January 30, 2021 and February 1, 2020, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of January 30, 2021.
Significant Judgments
Product Sales
In the Vera Bradley retail stores (recognized within the VB Direct segment), control is transferred and net revenue is recognized at the point of sale. Product shipments for the Company’s e-commerce channels (recognized within the VB Direct and Pura Vida segments) and shipments to its wholesale retailers (recognized within the VB Indirect segment and

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
Concentration of Credit Risk
Five customers represented approximately 45.0% of the balance of accounts receivable, net as of January 30, 2021.
4.    Leases
The Company temporarily closed its full-line and factory outlet stores on March 19, 2020, due to the COVID-19 pandemic. As of the end of fiscal 2021, all stores have been reopened. As a result of the temporary closures, certain rent payments have been deferred. An immaterial amount of rent abatements and deferrals were received as of January 30, 2021.
In April 2020, the FASB issued guidance that allows a company to elect to account for COVID-19-related rent concessions as (1) if they were part of the enforceable rights and obligations under the existing lease contract or (2) lease modifications. Leases that are eligible under this guidance include those that do not have a substantial increase of obligations to the lessee.
The Company has elected to treat COVID-19-related rent abatements as a reduction to its operating lease cost in the period the abatements are received for leases that do not have a substantial change in obligations. Lease abatements received which were coupled with lease extensions of greater than a month, or a substantial change of future lease payments, were recorded as a lease modification under ASC 842.
The Company also received lease payment deferrals in some cases, extending the due date of the lease payments. The Company did not remeasure the lease liability and continued to account for the lease following the rights and obligations of the existing lease.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Nature of Leases
The Company has operating leases at all of its retail stores, as well as for its New York office, the California Pura Vida office, Asia sourcing office, and showrooms. The Company also has operating leases for certain equipment and storage spaces. The Company does not have residual value guarantees, restrictions, or covenants imposed by leases.
Determination of Lease Terms
Retail store leases have remaining terms of up to 10 years as of January 30, 2021. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases have remaining terms of up to approximately six years as of January 30, 2021. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of January 30, 2021.
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
Discount Rate
The weighted-average discount rate as of January 30, 2021 and February 1, 2020, was 4.8% and 5.0%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement or remeasurement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.
Leases Not Yet Commenced
As of January 30, 2021, the Company did not have leases which were executed but did it not have control of the underlying assets.
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

Amounts Recognized in the Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Consolidated Statements of Operations for the fiscal years ended January 30, 2021 and February 1, 2020 (in thousands):

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	Fifty-Two Weeks Ended
	January 30, 2021	February 1, 2020
Operating lease cost	$26,112	$28,808
Variable lease cost	5,821	9,266
Short-term lease cost	445	576
Total lease cost	$32,378	$38,650

During the fiscal year ended February 2, 2019, the Company recognized rental expense for all leases of $34.3 million which included percentage rent expense of $3.4 million.

The weighted-average remaining lease term as of January 30, 2021 and February 1, 2020 was 5.4 years and 6.0 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Fifty-Two Weeks Ended
	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$27,180	$32,702
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$1,268	$10,850
Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of January 30, 2021 were as follows (in thousands):

Operating Leases
Fiscal 2022 (1)	$27,278
Fiscal 2023	25,315
Fiscal 2024	21,889
Fiscal 2025	19,311
Fiscal 2026	13,676
Thereafter	23,532
Total remaining obligations	131,001
Less: Interest	(17,144)
Present value of lease liabilities	$113,857
(1) $2.5 million of lease liabilities are recorded within accounts payable on the Company's Consolidated Balance Sheets as of January 30, 2021, and will be paid in fiscal 2022. These lease liabilities are not included in the table above.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
5.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Land and land improvements	$5,981	$5,981
Building and building improvements	46,233	46,233
Furniture, fixtures, leasehold improvements, computer equipment and software	84,223	116,238
Equipment and vehicles	27,327	21,205
Construction in progress	454	6,002
	164,218	195,659
Less: Accumulated depreciation and amortization	(100,266)	(122,632)
Property, plant, and equipment, net	$63,952	$73,027

Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges (in thousands):

Fiscal year ended January 30, 2021	$13,483
Fiscal year ended February 1, 2020	18,447
Fiscal year ended February 2, 2019	16,540

6.    Debt
As of January 30, 2021 and February 1, 2020, the Company had no borrowings outstanding and availability of $75.0 million under its Credit Agreement.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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

7.    Income Taxes
The components of income tax expense were as follows (in thousands):

	January 30, 2021	February 1, 2020	February 2, 2019
Current:
Federal	$(4,644)	$4,509	$7,020
Foreign	268	681	610
State	1,423	989	1,336
	(2,953)	6,179	8,966
Deferred:
Federal	4,794	(805)	(1,663)
State	(668)	(59)	166
	4,126	(864)	(1,497)
Total income tax expense	$1,173	$5,315	$7,469
A breakdown of the Company’s income before income taxes is as follows (in thousands):

	January 30, 2021	February 1, 2020	February 2, 2019
Domestic	$10,151	$16,267	$24,426
Foreign	1,711	4,292	3,800
Total income before income taxes	$11,862	$20,559	$28,226

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows (in thousands):

	January 30, 2021		February 1, 2020		February 2, 2019
Federal taxes at statutory rate	$2,491	21.0%	$4,317	21.0%	$5,927	21.0%
State and local income taxes, net of federal benefit	598	5.0	752	3.7	1,203	4.3
Impact related to redeemable noncontrolling interest	(419)	(3.5)	168	0.8	—	—
Shortfall from stock-based compensation	597	5.0	63	0.3	101	0.4
Impact of foreign rate differential	211	1.8	(210)	(1.0)	(188)	(0.7)
Change in uncertain tax positions	(2)	—	(17)	(0.1)	(17)	(0.1)
Benefits provided by the CARES Act	(2,793)	(23.5)	—	—	—	—
Other	490	4.1	242	1.2	443	1.6
Total income tax expense	$1,173	9.9%	$5,315	25.9%	$7,469	26.5%

For the tax year ending January 30, 2021, the effective tax rate reflects the favorable impact of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted on March 27, 2020. The Company realized a $2.8 million tax benefit related to the net operating loss carryback provisions of the CARES Act.

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets:
Operating lease liabilities	$31,061	$36,209
Compensation and benefits	2,229	3,021
Inventories	1,305	1,317
Other	4,778	1,890
Subtotal deferred tax assets	39,373	42,437
Less: valuation allowances	(51)	—
Total deferred tax assets	39,322	42,437
Deferred tax liabilities:
Operating lease assets	(23,519)	(30,620)
Property, plant, and equipment	(8,228)	(2,656)
Other	(4,045)	(1,505)
Total deferred tax liabilities	(35,792)	(34,781)
Net deferred tax assets	$3,530	$7,656

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	January 30, 2021	February 1, 2020	February 2, 2019
Beginning balance	$59	$83	$104
Net increases in unrecognized tax benefits as a result of current year activity	—	11	44
Lapse of statute of limitations	(4)	(35)	(65)
Ending balance	$55	$59	$83
As of January 30, 2021, $0.1 million of total unrecognized tax benefits, net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently not expected to decrease by a significant amount in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended February 1, 2020 and February 2, 2019. Unrecognized tax benefits are included within other long-term liabilities in the Company's Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2018 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2017 through the current fiscal year.

8.    Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $5.7 million, $5.9 million, and $4.9 million in the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.
Awards of Restricted-Stock Units
The Company reserved 3,000,000 shares of common stock for issuance or transfer under the 2020 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards. There were no restricted stock units granted under the 2020 Equity and Incentive Plan during fiscal 2021. The Company maintains the 2010 Equity and Incentive Plan for awards granted prior to the effectiveness of the 2020 Equity and Incentive Plan.
During the fiscal year ended January 30, 2021, the Company granted a total of 1,460,130 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2010 Equity and Incentive Plan with an aggregate fair value of $6.1 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
The majority of time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Restricted stock unit awards issued to non-employee directors vest after a one-year period from the grant date. The Company recognizes the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over the vesting period.
The majority of performance-based restricted stock units vest upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment throughout the three-year performance period and the Company’s achievement of annual earnings per share targets, or other Company performance targets, during the three-year performance period. The Company recognizes the expense relating to these units, net of estimated forfeitures and based on the probable outcome of achievement of the financial targets, on a straight-line basis over the vesting period.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The following table summarizes information about restricted-stock units as of and for the year ended January 30, 2021 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2020	433	$12.03	671	$11.08
Granted	858	4.24	602	4.09
Change due to performance condition achievement	—	—	(188)	7.91
Vested	(239)	11.79	(187)	9.31
Forfeited	(3)	7.32	(2)	8.11
Nonvested units outstanding at January 30, 2021	1,049	$5.73	896	$8.34

As of January 30, 2021, there was $5.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.6 years, subject to meeting performance conditions. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2021 was $1.7 million.

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
10.    401(k) Profit Sharing Plan and Trust
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of January 30, 2021, February 1, 2020, and February 2, 2019, no discretionary profit sharing payments had been approved. The 401(k) contribution match was temporarily suspended beginning in March 2020 as a result of the COVID-19 pandemic and resumed in January 2021. The Company recognizes 401(k) Company contributions within cost of sales for employees related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other employees. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended January 30, 2021	$723
Fiscal year ended February 1, 2020	1,732
Fiscal year ended February 2, 2019	1,661

11.    Related-Party Transactions
Charitable Contributions. During each of the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019 the Company made charitable contributions of approximately $0.1 million to the Vera Bradley Foundation for Breast Cancer (the “Foundation”). The Foundation was founded by one of the Company’s directors, who is also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.2 million and $0.3 million as of January 30, 2021 and February 1, 2020, respectively. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended January 30, 2021	$53
Fiscal year ended February 1, 2020	101
Fiscal year ended February 2, 2019	144

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

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Numerator:
Net income	$10,689	$15,244	$20,757
Less: Net income (loss) attributable to redeemable noncontrolling interest	2,008	(803)	—
Net income attributable to Vera Bradley, Inc.	$8,681	$16,047	$20,757

Denominator:
Weighted-average number of common shares (basic)	33,390	33,983	35,222
Dilutive effect of stock-based awards	524	305	245
Weighted-average number of common shares (diluted)	33,914	34,288	35,467

Net income per share attributable to Vera Bradley, Inc.:
Basic	$0.26	$0.47	$0.59
Diluted	$0.26	$0.47	$0.59
As of January 30, 2021, February 1, 2020, and February 2, 2019, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. The diluted share calculations include performance-based restricted stock units for completed performance periods.

13.    Common Stock
On December 8, 2015, the Company's board of directors approved a share repurchase program (the “2015 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. On November 30, 2017, the board of directors authorized the Company to extend the 2015 Share Repurchase Plan to December 31, 2018. The 2015 Share Repurchase program was completed on November 27, 2018. On November 29, 2018, the Company's board of directors approved a new share repurchase plan (the “2018 Share Repurchase Program”) authorizing up to $50.0 million of repurchases of shares of the Company's common stock. On December 3, 2020, the 2018 Share Repurchase Program was extended through December 11, 2021. On March 20, 2020, the Company temporarily suspended the share repurchase program to conserve cash as a result of the COVID-19 pandemic. The board of directors authorized the resumption of the share repurchase program beginning on March 11, 2021.
During the fiscal year ended January 30, 2021, the Company purchased and held 381,835 shares at an average price of $7.60 per share, excluding commissions, for an aggregate amount of $2.9 million, under the 2018 Share Repurchase Program.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
As of January 30, 2021, there was $32.9 million remaining available to repurchase shares of the Company’s common stock under the 2018 Share Repurchase Program.
As of January 30, 2021, the Company held as treasury shares 8,393,207 shares of its common stock at an average price of $12.76 per share, excluding commissions, for an aggregate carrying amount of $107.1 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

14.    Investments
The Company held $1.3 million and $9.0 million in short-term investments as of January 30, 2021 and February 1, 2020, respectively. The following table summarizes the Company’s short-term investments (in thousands):

	January 30, 2021	February 1, 2020
U.S. corporate debt securities	$627	$3,435
Commercial paper	—	2,489
Municipal securities	—	1,594
Non-U.S. corporate debt securities	668	1,136
U.S. asset-backed securities	—	323
Total short-term investments	$1,295	$8,977
The Company held $14.9 million in long-term investments as of February 1, 2020. There were no long-term investments as of January 30, 2021. The following table summarizes the Company’s long-term investments (in thousands):

	January 30, 2021	February 1, 2020
U.S. corporate debt securities	$—	$5,613
U.S. asset-back securities	—	5,498
Non-U.S. corporate debt securities	—	2,409
Other foreign securities	—	810
Non-U.S. asset-backed securities	—	582
Total long-term investments	$—	$14,912
There were no material gross unrealized gains or losses on available-for-sale debt securities as of January 30, 2021 and February 1, 2020.
15.    Acquisition of Pura Vida
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
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was paid in the first quarter of fiscal 2021 and totaled $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. Pre-tax Transaction costs totaled $2.7 million for the fiscal year ended February 1, 2020. These costs are recorded within selling, general, and administrative expenses in the Consolidated Statements of Operations and within

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
corporate unallocated expenses. There were no Transaction costs for the fiscal years ended January 30, 2021 and February 2, 2019.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

in thousands	Fair Value at Acquisition Date
Cash and cash equivalents	$1,495
Accounts receivable, net(5)	7,680
Inventories(1)	27,654
Prepaid expenses and other current assets	1,537
Operating right of use asset	1,250
Property, plant, and equipment, net	751
Goodwill(2)	44,254
Pura Vida brand(3)	36,668
Other intangible assets(4)	24,996
Total assets acquired	146,285

Accounts payable	6,818
Accrued employment costs	2,351
Other accrued liabilities(5)	6,637
Operating lease liability	1,637
Total liabilities assumed	17,443

Less:
Contingent consideration related to earn-out provision(6)	(20,098)
Redeemable noncontrolling interest	(32,210)
Cash acquired	(1,495)

Total closing consideration amount, net of cash acquired(7)	$75,039

(1) Includes an $8.3 million step-up adjustment which was recognized in cost of sales during the four months following the acquisition. Inventories were valued using the cost approach. The significant assumptions used for the valuation include inventory balances, projected gross and operating margins, and cost and time to dispose (sell) inventory on hand.

(2) Refer to Notes 2 and 17 herein for additional information regarding goodwill.
(3) The Pura Vida brand intangible asset was valued using the relief-from-royalty method. The significant assumptions used for the valuation include the royalty rate, estimated projected revenues, the long-term growth rate, and the discount rate. Refer to Note 17 herein for additional information regarding intangible assets.
(4) Other intangible assets include customer relationships and non-competition agreements. Customer relationships were valued using the multi-period excess earnings method. Significant assumptions used for the valuation include projected cash flows, the discount rate, and the customer attrition rate. The non-competition agreements were valued using the with-or-without method. Significant assumptions used for the valuation include projected cash flows, probability of competition, impact of competition on business, and the discount rate. Refer to Note 17 herein for additional information regarding intangible assets.
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

The operations of Pura Vida are recorded in the Company’s Consolidated Statements of Operations for the fiscal year ended February 1, 2020, beginning on July 17, 2019, which represents the first full day following the acquisition. As such, the Company’s financial statements are not comparable with the prior-year period presented. Refer to Note 18 herein for segment-level financial information associated with Pura Vida. The following unaudited pro forma financial information is

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
intended to provide a sense for what the Company's operating results may have been if the Pura Vida acquisition had occurred at the beginning of fiscal 2019. The pro forma financial information is not indicative of the results that would have been reflected had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future results. The financial information includes expense related to supplemental officer wages and fully indemnified state sales tax matters for time periods before the acquisition date. The Company does not expect these items to have a continuing impact on its consolidated financial statements. The following adjustments have been made:
•Short-term purchase accounting items, such as the inventory step-up adjustment and earn-out liability adjustment, have been excluded due to their non-recurring nature;
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

16.    Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Note 2 herein for additional information.
Changes in redeemable noncontrolling interest for the fifty-two weeks ended January 30, 2021 and February 1, 2020, were as follows (in thousands):

Balance at February 2, 2019	$—
Fair value of noncontrolling interest at acquisition	31,786
Fair value measurement period adjustment	424
Net loss attributable to redeemable noncontrolling interest	(803)
Distributions to redeemable noncontrolling interest	(1,789)
Adjustment to redemption value	431
Balance at February 1, 2020	$30,049
Net income attributable to redeemable noncontrolling interest	2,008
Distributions to redeemable noncontrolling interest	(1,817)
Adjustment to redemption value	(431)
Balance at January 30, 2021	$29,809

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
17.    Intangible Assets and Goodwill
The following tables detail the carrying value of the Company’s intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	January 30, 2021
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(14,125)	$10,083
Non-competition Agreements	788	(243)	545
Total definite-lived intangible assets	24,996	(14,368)	10,628

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(14,368)	$47,296

(1) Amortization expense is recorded within the Pura Vida segment.

	February 1, 2020
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(5,274)	$18,934
Non-competition Agreements	788	(85)	703
Total definite-lived intangible assets	24,996	(5,359)	19,637

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(5,359)	$56,305

(1) Amortization expense is recorded within the Pura Vida segment.

The amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2022	3,073
Fiscal 2023	3,073
Fiscal 2024	3,073
Fiscal 2025	1,409
Total	$10,628
The total amount of the goodwill as of January 30, 2021, was $44.3 million recorded within the Pura Vida segment upon acquisition. Goodwill is expected to be deductible for tax purposes, limited to the Company's 75% majority ownership interest. Refer to Note 2 herein for addition information regarding goodwill. There were no changes in goodwill for the

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
fiscal year ended January 30, 2021. Changes in goodwill for the fiscal year ended February 1, 2020, were as follows (in thousands):

Balance at February 2, 2019	$—
Goodwill at acquisition	41,310
Measurement period adjustment	2,944
Balance at February 1, 2020	$44,254

Future impacts of COVID-19, including but not limited to the duration and magnitude of the pandemic, may have an impact on the triggering event assessment or future fair value estimate of goodwill, brand intangible asset, and definite-lived intangible assets, which could lead to material impairment charges. Refer to Note 2 herein for additional information regarding the fair value measurement.
18.    Segment Reporting
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
The VB Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 2,000 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and licensing agreements related to the Vera Bradley brand. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2021, 2020, and 2019.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Segment net revenues:
VB Direct	$289,274	$347,484	$328,034
VB Indirect	66,517	81,811	88,063
Pura Vida	112,481	65,917	—
Total	$468,272	$495,212	$416,097
Segment operating income (loss):
VB Direct	$48,524	$68,505	$67,862
VB Indirect	24,502	31,077	34,500
Pura Vida	8,031	(3,179)	—
Total	$81,057	$96,403	$102,362
Reconciliation:
Segment operating income	$81,057	$96,403	$102,362
Less:
Unallocated corporate expenses	(67,992)	(76,929)	(75,261)
Operating income	$13,065	$19,474	$27,101
Sales outside of the United States were immaterial for all periods presented.
Revenues from external customers for Vera Bradley brand products are attributable to sales of bags, accessories, travel, apparel/footwear, and home items. Other revenues from Vera Bradley external customers primarily include revenues associated with our stationery, freight, licensing, merchandising, and gift card breakage.
Revenues from external customers for Pura Vida brand products are attributable to sales of accessories and apparel. Other revenues from Pura Vida external customers include revenues associated with freight.
Refer to Note 3 herein for disaggregation of net revenues by reportable segment.
As of January 30, 2021 and February 1, 2020, substantially all of the Company’s long-lived assets were located in the United States.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
19.    Quarterly Financial Information (Unaudited)
The tables below set forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration.

	Fiscal Year Ended January 30, 2021
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$69,284	$131,770	$124,849	$142,369
Gross profit	34,188	79,621	73,831	77,878
Operating (loss) income	(25,574)	17,499	12,164	8,976
Net (loss) income	(15,537)	8,327	8,974	8,925
Net (loss) income attributable to Vera Bradley, Inc.	(15,337)	7,216	8,874	7,928
Basic net (loss) income per share available to Vera Bradley, Inc. common shareholders	(0.66)	0.42	0.27	0.24
Diluted net (loss) income per share available to Vera Bradley, Inc. common shareholders	(0.66)	0.42	0.26	0.23

Reconciliation of net (loss) income available to Vera Bradley, Inc. common shareholders
Net (loss) income attributable to Vera Bradley, Inc.	$(15,337)	$7,216	$8,874	$7,928
Excess portion of redeemable noncontrolling interest redemption value adjustment	(6,800)	6,800	—	—
Net (loss) income available to Vera Bradley, Inc. common shareholders	$(22,137)	$14,016	$8,874	$7,928
(1)Includes $3.8 million of store impairment charges, $2.7 million of intangible asset amortization and an adjustment of the Pura Vida purchase-related earn-out liability, $1.5 million of technology re-platforming charges, $1.3 million for charges related to the cancellation of certain purchase orders as a result of COVID-19, and $0.2 million of department store exit costs as a result of COVID-19. These adjustments totaled $5.1 million collectively attributable to Vera Bradley, Inc. after the associated tax benefit.
(2)Includes $2.3 million of intangible asset amortization and $1.3 million of technology-related re-platforming charges ($3.7 million collectively attributable to Vera Bradley, Inc. after the associated tax benefit).
(3)Includes $2.3 million of intangible asset amortization ($1.4 million attributable to Vera Bradley, Inc, after the associated tax benefit).
(4)Includes $3.6 million of store impairment charges and $2.0 million of intangible asset amortization ($2.6 million collectively attributable to Vera Bradley, Inc. after the associated tax benefit).

	Fiscal Year Ended February 1, 2020
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$91,003	$119,785	$127,501	$156,923
Gross profit	50,468	67,333	67,870	86,130
Operating (loss) income	(3,645)	7,348	(1,476)	17,247
Net (loss) income	(2,405)	5,718	(982)	12,913
Net (loss) income attributable to Vera Bradley, Inc.	(2,405)	5,854	139	12,459
Basic net (loss) income per share available to Vera Bradley, Inc. common shareholders	(0.07)	0.17	0.00	0.37
Diluted net (loss) income per share available to Vera Bradley, Inc. common shareholders	(0.07)	0.17	0.00	0.37
(1)Includes $0.8 million ($0.6 million after the associated tax benefit) for Pura Vida transaction costs. Refer to Note 15 herein for additional information.
(2)Pura Vida operating results included beginning July 17, 2019, the first full business day following the acquisition of a majority interest. Includes $1.9 million of Pura Vida transaction costs, Pura Vida purchase accounting adjustments of

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
$1.4 million (consisting of inventory step-up amortization and intangible asset amortization), and $0.7 million of technology re-platforming charges ($2.9 million collectively attributable to Vera Bradley, Inc. after the associated tax benefit). Refer to Note 15 herein for additional information regarding the Pura Vida acquisition.
(3)Includes Pura Vida purchase accounting adjustments of $10.5 million (consisting of inventory step-up amortization, intangible asset amortization, and accretion expense associated with the earn-out liability), and $1.1 million of technology re-platforming charges ($6.8 million collectively attributable to Vera Bradley, Inc. after the associated tax benefit). Refer to Note 15 herein for additional information regarding the Pura Vida acquisition.
(4)Includes $1.6 million related to incremental stock-based compensation associated with Pura Vida performance and Pura Vida transaction bonuses, $1.2 million of technology re-platforming charges, and Pura Vida purchase accounting net adjustments of $0.1 million (consisting of intangible asset amortization and inventory step-up amortization, partially offset by an adjustment to reduce the earn-out liability). The adjustments totaled $1.9 million collectively attributable to Vera Bradley, Inc. after the associated tax benefit. Refer to Note 15 herein for additional information regarding the Pura Vida acquisition.

Information in any one quarterly period should not be considered indicative of annual results due to the effect of seasonality of the business. Fiscal 2021 quarterly data was impacted by the COVID-19 pandemic.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Robert Wallstrom, the Chief Executive Officer of the Company, and John Enwright, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of January 30, 2021.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of January 30, 2021.
The effectiveness of the Company’s internal control over financial reporting as of January 30, 2021, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. of this Annual Report on Form 10-K.
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
Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2021 Annual Meeting of Shareholders under the headings “Board of Directors Information,” “Family Relationships,” “Delinquent Section 16(a) Reports,” “Corporate Governance Guidelines, Committee Charters and Code of Ethics,” and “Committees – Audit Committee” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2021 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2021 Annual Meeting of Shareholders under the heading “Share Ownership by Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 30, 2021:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders	1,944,625	—	3,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,944,625	—	3,000,000
(1)Assumes that target performance requirements will be achieved for performance shares with incomplete performance periods. These securities represent awards to be issued under the 2010 Equity and Incentive Plan.
(2)Represents securities available for issuance under the 2020 Equity and Incentive Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2021 Annual Meeting of Shareholders under the headings “Certain Relationships and Related Party Transactions” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2021 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

Item 16.        Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 6, 2019)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2020)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.4	Vera Bradley, Inc. 2014 Executive Severance Plan (Amended May 30, 2018) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended February 2, 2019)

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

10.7	Fiscal 2021 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 2, 2020)

10.8	Employment Agreement for Robert Wallstrom dated November 11, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 5, 2013)

10.9	Second Amendment of Employment Agreement for Robert Wallstrom dated June 17, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 22, 2016)

10.10	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

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

10.16	Vera Bradley, Inc. 2020 Equity and Incentive Plan (Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed April 30, 2020)

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 2021.

Signature	Title

/s/ Robert Wallstrom	Director and Chief Executive Officer (principal executive officer)
Robert Wallstrom

/s/ John Enwright	Chief Financial Officer (principal accounting officer)
John Enwright

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Kristina Cashman	Director
Kristina Cashman

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Mary Lou Kelley	Director
Mary Lou Kelley

/s/ John E. Kyees	Director
John E. Kyees

/s/ P. Michael Miller	Director
P. Michael Miller

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Edward M. Schmults	Director
Edward M. Schmults

/s/ Carrie Tharp	Director
Carrie Tharp