Form 10-Q
period 2021-05-01
Vera Bradley, Inc.
filed 2021-06-09
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 1, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 33,991,017 shares of its common stock outstanding as of June 2, 2021.

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
For a discussion of the above described risks and uncertainties and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, as well as in Item 1A herein.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 1, 2021	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$51,371	$64,175
Short-term investments	1,293	1,295
Accounts receivable, net	21,945	27,543
Inventories	150,335	141,416
Income taxes receivable	8,782	7,372
Prepaid expenses and other current assets	18,478	17,882
Total current assets	252,204	259,683
Operating right-of-use assets	86,181	88,730
Property, plant, and equipment, net	62,391	63,952
Intangible assets, net	46,527	47,296
Goodwill	44,254	44,254
Deferred income taxes	3,161	3,530
Other assets	6,525	6,342
Total assets	$501,243	$513,787
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,160	$27,093
Accrued employment costs	11,122	13,648
Short-term operating lease liabilities	21,210	22,321
Other accrued liabilities	14,736	14,043
Income taxes payable	—	321
Total current liabilities	70,228	77,426
Long-term operating lease liabilities	88,228	91,536
Other long-term liabilities	83	109
Total liabilities	158,539	169,071
Commitments and contingencies
Redeemable noncontrolling interest	30,307	29,809
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 42,378 and 41,808 shares issued and 33,985 and 33,414 shares outstanding, respectively	—	—
Additional paid-in-capital	105,076	105,433
Retained earnings	314,381	316,526
Accumulated other comprehensive income	—	8
Treasury stock	(107,060)	(107,060)
Total shareholders’ equity of Vera Bradley, Inc.	312,397	314,907
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$501,243	$513,787

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net revenues	$109,094	$69,284
Cost of sales	49,930	35,096
Gross profit	59,164	34,188
Selling, general, and administrative expenses	60,896	59,782
Other (loss) income, net	(227)	20
Operating loss	(1,959)	(25,574)
Interest expense, net	90	72
Loss before income taxes	(2,049)	(25,646)
Income tax benefit	(531)	(10,109)
Net loss	(1,518)	(15,537)
Less: Net income (loss) attributable to redeemable noncontrolling interest	627	(200)
Net loss attributable to Vera Bradley, Inc.	$(2,145)	$(15,337)

Basic weighted-average shares outstanding	33,590	33,330
Diluted weighted-average shares outstanding	33,590	33,330

Basic net loss per share available to Vera Bradley, Inc. common shareholders	$(0.06)	$(0.66)
Diluted net loss per share available to Vera Bradley, Inc. common shareholders	$(0.06)	$(0.66)

Reconciliation of net loss available to Vera Bradley, Inc. common shareholders
Net loss attributable to Vera Bradley, Inc.	$(2,145)	$(15,337)
Excess portion of redeemable noncontrolling interest redemption value adjustment	—	(6,800)
Net loss available to Vera Bradley, Inc. common shareholders	$(2,145)	$(22,137)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net loss	$(1,518)	$(15,537)
Unrealized loss on available-for-sale debt investments	(2)	(185)
Cumulative translation adjustment	(6)	10
Comprehensive loss, net of tax	(1,526)	(15,712)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	627	(200)
Comprehensive loss attributable to Vera Bradley, Inc.	$(2,153)	$(15,512)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 30, 2021	33,414,490	8,393,207	$105,433	$316,526	$8	$(107,060)	$314,907
Net loss attributable to Vera Bradley, Inc.	—	—	—	(2,145)	—	—	(2,145)
Translation adjustments	—	—	—	—	(6)	—	(6)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(2)	—	(2)
Restricted shares vested, net of repurchase for taxes	570,562	—	(2,171)	—	—	—	(2,171)
Stock-based compensation	—	—	1,814	—	—	—	1,814
Balance at May 1, 2021	33,985,052	8,393,207	$105,076	$314,381	$—	$(107,060)	$312,397

Balance at February 1, 2020	33,503,249	8,011,372	$100,357	$307,414	$158	$(104,159)	$303,770
Net loss attributable to Vera Bradley, Inc.	—	—	—	(15,337)	—	—	(15,337)
Translation adjustments	—	—	—	—	10	—	10
Unrealized loss on available-for-sale debt investments	—	—	—	—	(185)	—	(185)
Restricted shares vested, net of repurchase for taxes	277,687	—	(537)	—	—	—	(537)
Stock-based compensation	—	—	59	—	—	—	59
Treasury stock purchased	(381,835)	381,835	—	—	—	(2,901)	(2,901)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(9,305)	—	—	(9,305)
Balance at May 2, 2020	33,399,101	8,393,207	$99,879	$282,772	$(17)	$(107,060)	$275,574

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities
Net loss	$(1,518)	$(15,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	2,286	4,353
Amortization of operating right-of-use assets	4,930	5,563
Impairment charges	—	3,806
Amortization of intangible assets	769	2,440
Provision for doubtful accounts	(66)	497
Stock-based compensation	1,814	59
Deferred income taxes	369	737
Loss on investments	—	20
Adjustment of earn-out liability	—	229
Other non-cash gain, net	(45)	(23)
Changes in assets and liabilities:
Accounts receivable	5,664	2,241
Inventories	(8,919)	(9,249)
Prepaid expenses and other assets	(779)	(4,593)
Accounts payable	(4,234)	3,780
Income taxes	(1,731)	(11,893)
Operating lease liabilities, net	(6,800)	(384)
Accrued and other liabilities	(1,780)	(6,792)
Net cash used in operating activities	(10,040)	(24,746)
Cash flows from investing activities
Purchases of property, plant, and equipment	(503)	(2,238)
Purchases of investments	—	(851)
Proceeds from maturities and sales of investments	—	21,788
Cash received for business acquisition	—	993
Proceeds from disposal of property, plant, and equipment	45	—
Net cash (used in) provided by investing activities	(458)	19,692
Cash flows from financing activities
Tax withholdings for equity compensation	(2,171)	(537)
Repurchase of common stock	—	(3,077)
Distributions to redeemable noncontrolling interest	(129)	(296)
Borrowings under asset-based revolving credit agreement	—	60,000
Payment of contingent consideration for business acquisition	—	(18,677)
Net cash (used in) provided by financing activities	(2,300)	37,413
Effect of exchange rate changes on cash and cash equivalents	(6)	10
Net (decrease) increase in cash and cash equivalents	(12,804)	32,369
Cash and cash equivalents, beginning of period	64,175	49,917
Cash and cash equivalents, end of period	$51,371	$82,286

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$858	$1,045
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of May 1, 2021 and May 2, 2020	$—	$—
Expenditures incurred but not yet paid as of January 30, 2021 and February 1, 2020	$—	$176
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of May 1, 2021 and May 2, 2020	$565	$316
Expenditures incurred but not yet paid as of January 30, 2021 and February 1, 2020	$343	$559
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
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of May 1, 2021, the Company operated 73 full-line stores and 70 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2021 and 2020 annual outlet sales.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 1, 2021, are not necessarily indicative of the results to be expected for the full fiscal year. Further, the Company cannot predict the future impacts that the COVID-19 pandemic could have on its future liquidity, operating results, and financial condition, but it could have a significant adverse affect on these metrics.
The Company believes that during the first quarter of the current-year, consumer confidence, traffic and spending grew as COVID-19 vaccines became more widely available; with the distribution of government stimulus funds; and as customers began to return to work, social events, and travel.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the first quarter of the prior-year, the COVID-19 pandemic resulted in global travel restrictions, quarantines, and certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. Although the Vera Bradley and Pura Vida e-commerce operations remained open during this time, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales during the period. The Company took various actions to navigate the pandemic which included, but was not limited to, temporarily closing all Vera Bradley store locations on March 19, 2020; temporarily furloughing 80% of our workforce mid-quarter; temporarily reducing base compensation for certain associates; preserving cash by drawing on our Credit Agreement, which was repaid during the fourth quarter of the prior-year; and managing inventory, rent, and other expenses.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 1, 2021 and May 2, 2020 refer to the thirteen-week periods ended on those dates.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions to the general principals in Topic 740, as well as simplify GAAP for certain areas and improve consistency within the topic. This guidance is effective for interim and annual periods beginning on or after December 15, 2020 (fiscal 2022). Early adoption is permitted, with all amendments required to be adopted in the same period. The adoption of this standard in the first quarter of fiscal 2022 did not have a material impact on the Company's consolidated financial statements.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended May 1, 2021 and May 2, 2020 (in thousands):

	Thirteen Weeks Ended
	May 1, 2021
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$26,438		$8,050		$—		$34,488
Travel	15,179		2,567		—		17,746
Accessories	11,861		2,227		25,511		39,599
Home	6,538		737		—		7,275
Apparel/Footwear(6)	5,361		671		628		6,660
Other	1,355	(1)	1,012	(2)	959	(3)	3,326
Total net revenues	$66,732	(4)	$15,264	(5)	$27,098	(4)	$109,094

(1) Primarily includes net revenues from freight, stationery, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $14.5 million of net revenues related to product sales recognized at a point in time and $0.8 million of net revenues related to sales-based royalties recognized over time.
(6) Includes mask sales.

	Thirteen Weeks Ended
	May 2, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$16,491		$4,600		$—		$21,091
Travel	9,441		2,397		—		11,838
Accessories	7,247		1,322		20,539		29,108
Home	2,349		231		—		2,580
Apparel/Footwear(6)	822		1,900		—		2,722
Other	487	(1)	779	(2)	679	(3)	1,945
Total net revenues	$36,837	(4)	$11,229	(5)	$21,218	(4)	$69,284

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Contract Balances
Contract liabilities as of May 1, 2021 and January 30, 2021, were $3.4 million and $4.1 million, respectively. The balance as of May 1, 2021 and January 30, 2021 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida loyalty club points, Pura Vida customer deposits and payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of May 1, 2021 and January 30, 2021.
The balance for accounts receivable from contracts with customers, net of allowances, as of May 1, 2021 and January 30, 2021, was $21.1 million and $26.0 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.0 million and $1.1 million as of May 1, 2021 and January 30, 2021, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of May 1, 2021.

3.Leases
In the prior-year, the Company temporarily closed its full-line and factory outlet stores beginning on March 19, 2020, due to the COVID-19 pandemic, for various lengths of time (from several weeks to several months). All of the Company's stores were open during the first quarter of the current-year. As a result of the temporary closures in the prior-year, certain rent payments were deferred. An immaterial amount of rent abatements were received during the thirteen weeks ended May 1, 2021.
Discount Rate
The weighted-average discount rate as of May 1, 2021, and May 2, 2020 was 4.8% and 4.9%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of May 1, 2021, the Company had two retail store leases which were executed, but did not have control of the underlying assets; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $3.6 million and have terms of approximately 10 years commencing in fiscal 2022.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen weeks ended May 1, 2021 and May 2, 2020 (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Operating lease cost	$5,870	$7,234
Variable lease cost	1,482	818
Short-term lease cost	193	69
Total lease cost	$7,545	$8,121

The weighted-average remaining lease term as of May 1, 2021 and May 2, 2020 was 5.4 years and 5.8 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$11,055	$2,794
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$2,403	$87
(1) 2.5 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of January 30, 2021, and were paid in the first quarter of fiscal 2022.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Numerator:
Net loss	$(1,518)	$(15,537)
Less: Net income (loss) attributable to redeemable noncontrolling interest	627	(200)
Net loss attributable to Vera Bradley, Inc.	(2,145)	(15,337)
Plus: Excess portion of redeemable noncontrolling interest redemption value adjustment	—	(6,800)
Net loss available to Vera Bradley, Inc. common shareholders	$(2,145)	$(22,137)

Denominator:
Weighted-average number of common shares (basic)	33,590	33,330
Dilutive effect of stock-based awards	—	—
Weighted-average number of common shares (diluted)	33,590	33,330

Net loss per share available to Vera Bradley, Inc. common shareholders:
Basic	$(0.06)	$(0.66)
Diluted	$(0.06)	$(0.66)
For the thirteen weeks ended May 1, 2021 and May 2, 2020, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of May 1, 2021 and January 30, 2021, approximated their fair values.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table details the fair value measurements of the Company's investments as of May 1, 2021 and January 30, 2021 (in thousands):

	Level 1		Level 2		Level 3
	May 1, 2021	January 30, 2021	May 1, 2021	January 30, 2021	May 1, 2021	January 30, 2021
Cash equivalents(1)	$1,566	$1,565	$—	$—	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	626	627	—	—
Non-U.S. corporate debt securities	—	—	667	668	—	—

(1) Cash equivalents represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $3.8 million in impairment charges related to store assets including property, plant, and equipment and lease right-of-use assets during the thirteen weeks ended May 2, 2020. There were no impairment charges for the thirteen weeks ended May 1, 2021.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The Credit Agreement also requires the Loan Parties to maintain a minimum fixed charge coverage ratio of 1.00 during periods when borrowing availability is less than the greater of (A) $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the Credit Agreement.
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
As of May 1, 2021 and January 30, 2021, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended May 1, 2021, was 25.9%, compared to 39.4% for the thirteen weeks ended May 2, 2020. The year-over-year effective tax rate decrease was primarily due to the net operating loss carryback recorded in the prior-year period that did not recur in the current-year as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020 in response to the COVID-19 pandemic.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Awards of Restricted Stock Units

During the thirteen weeks ended May 1, 2021, the Company granted 640,007 time-based and performance-based restricted stock units with an aggregate fair value of $6.6 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 1,412,024 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million in the same period of the prior-year under the 2010 Equity and Incentive Plan.

There were no restricted stock units granted under the 2020 Equity and Incentive Plan during the thirteen weeks ended May 2, 2020.
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
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended May 1, 2021 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 30, 2021	1,049	$5.73	896	$8.34
Granted	357	10.24	282	10.24
Vested	(519)	5.74	(267)	10.61
Forfeited	(1)	7.28	—	—
Nonvested units outstanding at May 1, 2021	886	$7.53	911	$8.26
As of May 1, 2021, there was $10.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years, subject to meeting performance conditions.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
In April of 2020, Chidimma Igboakaeze filed suit seeking class certification for all current and former hourly-paid employees who worked for the Company within the state of California during the four years preceding the filing until final judgement. The complaint alleged various violations of the California Labor Code related to wages, overtime, meal and rest breaks, non-compliant wage statements and records and other similar allegations related to employment. The Plaintiff also filed a Private Attorney General Act claim with the state of California regarding the same allegations. This case was settled in the first quarter of fiscal 2022 for an immaterial amount.

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
The Company purchased no shares during the thirteen weeks ended May 1, 2021. There was $32.9 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program as of May 1, 2021.
As of May 1, 2021, the Company held as treasury shares 8,393,207 shares of its common stock at an average price of $12.76 per share, excluding commissions, for an aggregate carrying amount of $107.1 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $8.4 million and $8.1 million as of May 1, 2021 and January 30, 2021, respectively. Of this total, $2.5 million and $2.4 million was recorded within prepaid expenses and other current assets and $5.9 million and $5.7 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of May 1, 2021 and January 30, 2021, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

12.Acquisition of Pura Vida
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. or “Pura Vida” (the “Transaction”) in exchange for total cash consideration of approximately $75.0 million. The Company received a working capital reimbursement of $1.0 million during the first quarter of fiscal 2021.
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Vida, as defined in the Interest Purchase Agreement. This contingent payment was made during the first quarter of fiscal 2021 totaling $18.7 million.

13.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Notes 1 and 4 herein for additional information.
Changes in redeemable noncontrolling interest for the thirteen weeks ended May 1, 2021, were as follows (in thousands):

Balance at January 30, 2021	$29,809
Net income attributable to redeemable noncontrolling interest	627
Distributions to redeemable noncontrolling interest	(129)
Balance at May 1, 2021	$30,307
Changes in redeemable noncontrolling interest for the thirteen weeks ended May 2, 2020, were as follows (in thousands):

Balance at February 1, 2020	$30,049
Net loss attributable to redeemable noncontrolling interest	(200)
Distributions to redeemable noncontrolling interest	(296)
Adjustment to redemption value	9,305
Balance at May 2, 2020	$38,858

14.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	May 1, 2021
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(14,855)	$9,353
Non-competition Agreements	788	(282)	506
Total definite-lived intangible assets	24,996	(15,137)	9,859

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(15,137)	$46,527

(1) Amortization expense is recorded within the Pura Vida segment.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	January 30, 2021
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(14,125)	$10,083
Non-competition Agreements	788	(243)	545
Total definite-lived intangible assets	24,996	(14,368)	10,628

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(14,368)	$47,296

(1) Amortization expense is recorded within the Pura Vida segment.
The amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2022 (remaining nine months)	$2,304
Fiscal 2023	3,073
Fiscal 2024	3,073
Fiscal 2025	1,409
Total	$9,859
The total amount of the goodwill as of May 1, 2021 and January 30, 2021, of $44.3 million was recorded within the Pura Vida segment upon acquisition. Goodwill is deductible for tax purposes, limited to the Company's 75% majority ownership interest. There were no changes to goodwill for the thirteen weeks ended May 1, 2021 and May 2, 2020.
Future impacts of COVID-19, including but not limited to the duration and magnitude of the pandemic, may have an impact on the triggering event assessment or future fair value estimate of goodwill, brand intangible asset, and definite-lived intangible assets, which could lead to material impairment charges. Refer to Note 5 herein for additional information regarding the fair value measurement.

15.Segment Reporting
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
The VB Direct segment includes Vera Bradley full-line and factory outlet stores; the Vera Bradley website, verabradley.com; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale. Revenues generated from this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Segment net revenues:
VB Direct	$66,732	$36,837
VB Indirect	15,264	11,229
Pura Vida	27,098	21,218
Total	$109,094	$69,284
Segment operating income (loss):
VB Direct	$10,860	$(10,965)
VB Indirect	4,461	2,756
Pura Vida	2,508	(801)
Total	$17,829	$(9,010)
Reconciliation:
Segment operating income (loss)	$17,829	$(9,010)
Less:
Unallocated corporate expenses	(19,788)	(16,564)
Operating loss	$(1,959)	$(25,574)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended May 1, 2021 and May 2, 2020. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended May 1, 2021, are not necessarily indicative of the results to be expected for the full fiscal year.
The COVID-19 Pandemic
During the first quarter of the current-year, we believe consumer confidence, traffic and spending grew as COVID-19 vaccines became more widely available; with the distribution of government stimulus funds; and as customers began to return to work, social events, and travel.
During the first quarter of the prior-year, the COVID-19 pandemic resulted in global travel restrictions, quarantines, and certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. Although the Vera Bradley and Pura Vida e-commerce operations remained open during this time, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales during the period. We took various actions to navigate the pandemic which included, but was not limited to, temporarily closing all Vera Bradley store locations on March 19, 2020; temporarily furloughing 80% of our workforce mid-quarter; temporarily reducing base compensation for certain associates; preserving cash by drawing on our Credit Agreement, which was repaid during the fourth quarter of the prior-year; and managing inventory, rent, and other expenses.
We cannot predict the future impacts that the COVID-19 pandemic could have on our future liquidity, operating results, and financial condition, but it could have a significant adverse affect on these metrics.
Executive Summary
Below is a summary of our strategic progress and financial results for the first quarter of fiscal 2022:
Strategic Progress
At Vera Bradley, we:
•Increased our focus on innovation and sustainability by preparing for the official May launch of our new Recycled Cotton collection, consciously crafted from 50% recycled and 50% conventional cotton;
•Drove brand awareness with quality media placements, with year-over-year media impressions up over 200%, and launched our new brand ambassador program; and
•Continued our high-profile product collaborations with new launches of Harry Potter, Crocs, and Disney.
At Pura Vida, we:
•Continued our Project Novus ERP integration which is scheduled for completion this fall for Pura Vida;
•Launched our apparel collection of shirts and hoodies; and
•Successfully introduced our Vera Bradley + Pura Vida charity bracelet program in all Vera Bradley full-line stores.
Financial Summary (all comparisons are to the first quarter of fiscal 2021)
•Net revenues increased 57.5% to $109.1 million.
•Vera Bradley Direct (“VB Direct”) segment sales increased 81.2% to $66.7 million.
•Vera Bradley Indirect segment (“VB Indirect”) sales increased 35.9% to $15.3 million.
•Pura Vida segment sales increased 27.7% to $27.1 million.
•Gross profit was $59.2 million, or 54.2% of net revenue.
•Operating loss was $(2.0) million and net loss attributable to Vera Bradley, Inc. was $(2.1) million.
•Capital expenditures for the thirteen weeks totaled $0.5 million.
•Cash and cash equivalents and investments were $52.7 million at May 1, 2021.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; verabradley.com; our Vera Bradley online outlet site; and typically our Vera Bradley annual outlet sale in Fort Wayne, Indiana. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca and through the distribution of Pura Vida-branded products to wholesale retailers.
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
As a result of the temporary closure of all Vera Bradley stores due to COVID-19 during portions of the first and second quarters of the prior-year, the Company's first quarter comparable store sales and comparable sales calculations are not meaningful and therefore are not provided.
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
Other (Loss) Income, Net
Other (loss) income, net primarily includes certain legal settlements and sales tax credits received for timely filings.
Operating Loss
Operating loss is equal to gross profit less SG&A expenses plus other (loss) income, net. Operating loss excludes interest income, interest expense, and income taxes.
Net Loss
Net loss is equal to operating loss plus interest income less interest expense and income taxes.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest
Net income (loss) attributable to redeemable noncontrolling interest represents the operating results of Pura Vida that are not attributable to Vera Bradley, Inc.
Net Loss Attributable to Vera Bradley, Inc.
Net loss attributable to Vera Bradley, Inc. is equal to net loss less net income (loss) attributable to redeemable noncontrolling interest.
Pura Vida Acquisition
On July 16, 2019, the Company completed its acquisition of a seventy-five percent (75%) ownership interest in Creative Genius, Inc. or “Pura Vida” (the “Transaction”) in exchange for total cash consideration of approximately $75.0 million. The Company received a working capital reimbursement of $1.0 million during the first quarter of fiscal 2021.
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
Impairment Charges
Property, plant, and equipment and lease right-of-use assets (the "asset group" for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. Impairment charges of $3.8 million were recognized during the thirteen weeks ended May 2, 2020 for property, plant, and equipment assets and lease right-of-use assets related to underperforming stores and are included in SG&A expenses in the Condensed Consolidated Statements of Operations and in impairment charges in the Condensed Consolidated Statements of Cash Flows. The impairment charges are included in the VB Direct segment. There were no impairment charges recorded during the thirteen weeks ended May 1, 2021. We are unable to predict the extent of the impact that the COVID-19 pandemic will have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Statement of Operations Data:
Net revenues	$109,094	$69,284
Cost of sales	49,930	35,096
Gross profit	59,164	34,188
Selling, general, and administrative expenses	60,896	59,782
Other (loss) income, net	(227)	20
Operating loss	(1,959)	(25,574)
Interest expense, net	90	72
Loss before income taxes	(2,049)	(25,646)
Income tax benefit	(531)	(10,109)
Net loss	(1,518)	(15,537)
Less: Net income (loss) attributable to redeemable noncontrolling interest	627	(200)
Net loss attributable to Vera Bradley, Inc.	$(2,145)	$(15,337)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	45.8%	50.7%
Gross profit	54.2%	49.3%
Selling, general, and administrative expenses	55.8%	86.3%
Other (loss) income, net	(0.2)%	—%
Operating loss	(1.8)%	(36.9)%
Interest expense, net	0.1%	0.1%
Loss before income taxes	(1.9)%	(37.0)%
Income tax benefit	(0.5)%	(14.6)%
Net loss	(1.4)%	(22.4)%
Less: Net income (loss) attributable to redeemable noncontrolling interest	0.6%	(0.3)%
Net loss attributable to Vera Bradley, Inc.	(2.0)%	(22.1)%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net Revenues by Segment:
VB Direct	$66,732	$36,837
VB Indirect	15,264	11,229
Pura Vida	27,098	21,218
Total	$109,094	$69,284
Percentage of Net Revenues by Segment:
VB Direct	61.2%	53.2%
VB Indirect	14.0%	16.2%
Pura Vida	24.8%	30.6%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Operating Income (Loss) by Segment:
VB Direct	$10,860	$(10,965)
VB Indirect	4,461	2,756
Pura Vida	2,508	(801)
Less: Corporate unallocated	(19,788)	(16,564)
Total	$(1,959)	$(25,574)
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	16.3%	(29.8)%
VB Indirect	29.2%	24.5%
Pura Vida	9.3%	(3.8)%
Vera Bradley Store Data (1)(2):
Total stores opened during period	1	—
Total stores closed during period	(2)	(5)
Total stores open at end of period	143	146
Total gross square footage at end of period (all stores)	379,712	376,205
Average net revenues per gross square foot (3)	$116	NM

(1)Includes Vera Bradley full-line and factory outlet stores.
(2)As a result of the temporary closure of Vera Bradley stores due to COVID-19 during a portion of the prior-year first quarter, the Company's comparable store sales and comparable sales calculations were not meaningful and therefore were not provided.
(3)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. As a result of the temporary closure of Vera Bradley stores due to COVID-19 during a portion of the prior-year first quarter, the Company's prior-year average net revenues per square foot were not meaningful and therefore were not provided.
Thirteen Weeks Ended May 1, 2021, Compared to Thirteen Weeks Ended May 2, 2020
Net Revenues
For the thirteen weeks ended May 1, 2021, net revenues increased $39.8 million, or 57.5%, to $109.1 million, from $69.3 million in the comparable prior-year period.

VB Direct. For the thirteen weeks ended May 1, 2021, net revenues in the VB Direct segment increased $29.9 million, or 81.2%, to $66.7 million, from $36.8 million in the comparable prior-year period. The increase primarily resulted from: i) higher store sales in the current-year since in the prior-year the Company’s stores temporarily closed, as a result of COVID-19, beginning on March 19, 2020 and ii) a 33.8% increase in e-commerce sales over the comparable prior-year period. Store and e-commerce sales benefited from increased sales of cotton masks compared to the prior-year period, since a majority of mask sales in the prior-year began in the second quarter. We also opened seven Vera Bradley factory outlet stores over the past 12 months.
VB Indirect. For the thirteen weeks ended May 1, 2021, net revenues in the VB Indirect segment increased $4.1 million, or 35.9%, to $15.3 million, from $11.2 million in the comparable prior-year period. The increase was primarily due to an increase in orders from specialty and certain key accounts, largely related to the impacts of COVID-19 in the prior-year period which included the delay of certain product launches.
Pura Vida. For the thirteen weeks ended May 1, 2021, net revenues in the Pura Vida segment increased $5.9 million, or 27.7%, to $27.1 million, from $21.2 million in the comparable prior-year period. Pura Vida wholesale and e-commerce sales increased over the prior-year period. Wholesale sales were impacted by the COVID-19 pandemic in the prior-year period.
Gross Profit
For the thirteen weeks ended May 1, 2021, gross profit increased $25.0 million, or 73.1%, to $59.2 million, from $34.2 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 54.2% for the thirteen weeks ended May 1, 2021, from 49.3% in the comparable prior-year period. The prior-year period included charges for the cancellation of certain purchase orders due to COVID-19 which totaled $1.3 million and negatively impacted gross margin as a percentage of net revenues by 1.9%. The remaining increase as a percentage of net revenues was primarily due to channel mix changes and more full price selling, partially as a result of the impacts of COVID-19 in the prior-year period, which were partially offset by an increase in shipping and duty costs.
Selling, General, and Administrative Expenses
For the thirteen weeks ended May 1, 2021, SG&A expenses increased $1.1 million, or 1.9%, to $60.9 million, from $59.8 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 55.8% for the thirteen weeks ended May 1, 2021, from 86.3% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $48.1 million compared to $47.2 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $12.8 million compared to $12.6 million in the prior-year. The increase in consolidated SG&A expenses for the thirteen weeks ended May 1, 2021 was primarily due to:
•Vera Bradley initiatives to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; certain expense reductions associated with the CARES Act retention credit; and reducing other non-payroll expenses including marketing that occurred in the prior-year period but did not recur in the current-year period and
•An increase in incentive compensation expense due to Company performance estimates compared to the prior-year period.
The aforementioned increases in SG&A expenses were partially offset by:
•$3.8 million of Vera Bradley store impairment charges in the prior-year period that did not recur in the current-year period;
•A reduction in depreciation expense primarily as a result of legacy software depreciation from the prior-year;
•A $1.7 million reduction of intangible asset amortization associated with the Pura Vida acquisition; and
•A reduction in lease expense primarily due to ten full-line store closures during the last 12 months, the effect of lease right-of-use asset impairments recorded in the prior-year, and rent abatements received for certain retail stores during the quarter, partially offset by an increase in contingent rent expense due to increased store sales.
SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned items, as well as SG&A expense leverage associated with increased sales.
Other (Loss) Income, Net
For the thirteen weeks ended May 1, 2021, net other loss increased $0.2 million to $0.2 million compared to net other income of $20.0 thousand in the comparable prior-year period. The increase in net other loss was primarily due to a legal settlement expense in the current-year period.

Operating Loss
For the thirteen weeks ended May 1, 2021, operating loss decreased $23.6 million to $(2.0) million in the current-year period, from $(25.6) million in the comparable prior-year period. As a percentage of net revenues, operating loss was (1.8)% and (36.9)% for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. Operating loss decreased due to the factors described above.
VB Direct. For the thirteen weeks ended May 1, 2021, operating income in the VB Direct segment increased $21.9 million, to $10.9 million from an operating loss of $(11.0) million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 16.3% and operating loss of (29.8)% for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues as described above, SG&A expense leverage associated with increased sales, and a decrease in SG&A expense primarily as a result of store impairment charges in the prior-year period and reductions in depreciation and lease expense in the current-year, partially offset by COVID-19-related expense savings from the prior-year period that did not recur.
VB Indirect. For the thirteen weeks ended May 1, 2021, operating income in the VB Indirect segment increased $1.7 million, or 61.9%, to $4.5 million from $2.8 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 29.2% and 24.5% for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense leverage associated with increased sales and a decrease in the bad debt provision compared to the prior-year period.
Pura Vida. For the thirteen weeks ended May 1, 2021, operating income in the Pura Vida segment increased $3.3 million to $2.5 million from an operating loss of $(0.8) million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating income in the Pura Vida segment was 9.3% and the operating loss was (3.8)% for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The increase in operating income as a percentage of Pura Vida net revenues was primarily due to SG&A leverage associated with increased sales and a decrease in the intangible asset amortization expense compared to the prior-year period.
Corporate Unallocated. For the thirteen weeks ended May 1, 2021, unallocated expenses increased $3.2 million, or 19.5%, to $19.8 million from $16.6 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to prior-year period initiatives to reduce expenses in light of COVID-19 that did not recur in the current-year including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; and reducing other non-payroll expenses including marketing, as well as an increase in incentive compensation expense due to Company performance estimates. These increases in SG&A expense were partially offset by a decrease in depreciation expense, as described above.
Income Tax Benefit
The effective tax rate for the thirteen weeks ended May 1, 2021, was 25.9%, compared to 39.4% for the thirteen weeks ended May 2, 2020. The year-over year effective tax rate decrease was primarily due to the net operating loss carryback recorded in the prior-year period that did not recur in the current-year as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020 in response to the COVID-19 pandemic.
Net Loss
For the thirteen weeks ended May 1, 2021, net loss decreased $14.0 million to $(1.5) million from $(15.5) million in the comparable prior-year period due to the factors described above.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended May 1, 2021, net income attributable to redeemable noncontrolling interest was $0.6 million compared to net loss of $(0.2) million in the prior-year period. This represents the allocation of the Pura Vida net income (loss) to the noncontrolling interest. The net income (loss) was due to the factors described above in the Pura Vida operating segment.
Net Loss Attributable to Vera Bradley, Inc.
For the thirteen weeks ended May 1, 2021, net loss attributable to Vera Bradley, Inc. decreased $13.2 million to $(2.1) million from $(15.3) million in the comparable prior-year period due to the factors described above.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of May 1, 2021. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net cash used in operating activities	$(10,040)	$(24,746)
Net cash (used in) provided by investing activities	(458)	19,692
Net cash (used in) provided by financing activities	(2,300)	37,413
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the thirteen weeks ended May 1, 2021 was $10.0 million compared to $24.7 million for the thirteen weeks ended May 2, 2020. The decrease in cash used in operating activities was primarily related to the change in assets and liabilities and a decrease in the net loss adjusted for non-cash items. Changes in assets and liabilities resulting in a source of cash were primarily related to an increase in trade accounts receivable collections, mostly due to the impact of COVID-19 on the prior-year period. Changes in assets and liabilities resulting in a use of cash were primarily related to the timing of payments, including rent payments which were impacted by payment deferrals in the prior-year. There was also a change in the income tax receivable due to an increased loss in the prior-year period. In addition, accrued employment costs were lower in the prior-year due to COVID-19-related salary reductions and furloughs.
Net Cash (Used in) Provided by Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $0.5 million for the thirteen weeks ended May 1, 2021 compared to cash provided by investing activities of $19.7 million for the thirteen weeks ended May 2, 2020. The increase in cash used in investing activities was primarily a result of proceeds from investment activity in the prior-year period that did not recur in the current-year period.
Capital expenditures for fiscal 2022 are expected to be approximately $8.0 million to $10.0 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $2.3 million for the thirteen weeks ended May 1, 2021 compared to cash provided by financing activities of $37.4 million for the thirteen weeks ended May 2, 2020. The increase in cash used in financing activities was primarily due to financing activities that occurred in the prior-year period but did not recur in the current-year period including borrowings of $60.0 million under our Credit Agreement, partially offset by $18.7 million for a contingent consideration payment associated with the July 2019 acquisition of Pura Vida and $3.1 million in common stock repurchases.

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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of May 1, 2021.
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
As of May 1, 2021 and January 30, 2021, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for

the fiscal year ended January 30, 2021. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of May 1, 2021.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of May 1, 2021, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 1, 2021.
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
In April of 2020, Chidimma Igboakaeze filed suit seeking class certification for all current and former hourly-paid employees who worked for the Company within the state of California during the four years preceding the filing until final judgement. The complaint alleged various violations of the California Labor Code related to wages, overtime, meal and rest breaks, non-compliant wage statements and records and other similar allegations related to employment. The Plaintiff also filed a Private Attorney General Act claim with the state of California regarding the same allegations. This case was settled in the first quarter of fiscal 2022 for an immaterial amount.
The Company is subject to other legal proceedings from time to time in the ordinary course of business, but does not believe any of these such claims would have a material adverse impact on the Company at this time.

ITEM 1A.    RISK FACTORS
Except as follows, there have been no material changes to the risk factors previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Losses or disruptions associated with our distribution systems could have a material adverse effect on our business and operations.
Our operating results depend on the orderly operation of our receiving and distribution functions, which also depends on our vendors' adherence to our shipping and receiving schedules. We may not anticipate all of the changing demands that our operating activities may impose on our receiving and distribution functions. There may also be events that are beyond our control that could cause delays in these functions, including but not limited to, public health pandemics such as COVID-19 and other catastrophic events, changing macroeconomic trends, and general disruptions or delays in shipping and receiving.
In addition, we rely on the flow of our goods through worldwide ports on a consistent basis. Disruption at the ports could create significant risks to our business, particularly if the occurrence is during a peak import time. For example, COVID-19 has resulted in a shortage of shipping containers, the lack of available shipping vessels, capacity constraints, and a general shipping backlog. If we experience significant delays in our receipt of product, we may experience an increase in freight costs, unanticipated inventory shortages, and missed sales opportunities which could adversely affect our financial condition, results of operations, and cash flows.

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
There was no activity under the program during the thirteen weeks ended May 1, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
January 31, 2021 - February 27, 2021	—	$—	—	$32,939,607
February 28, 2021 - April 3, 2021	—	—	—	32,939,607
April 4, 2021 - May 1, 2021	—	—	—	32,939,607
	—	$—	—

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2022 Annual Incentive Compensation Plan (Executives)

10.2	Form of Performance-Based Award Agreement under the 2020 Equity and Incentive Plan

10.3	Form of Restricted Stock Unit/Performance Unit Terms and Conditions

10.4	Form of Outside Director Restricted Stock Unit Terms and Conditions

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 8, 2021)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: June 9, 2021	/s/ John Enwright
John Enwright
Chief Financial Officer