Form 10-Q
period 2021-07-31
Vera Bradley, Inc.
filed 2021-09-08
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 34,021,330 shares of its common stock outstanding as of September 1, 2021.

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
•possible loss of key management associates or inability to attract and retain the talent required for our business;
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2021	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$75,753	$64,175
Short-term investments	727	1,295
Accounts receivable, net	29,897	27,543
Inventories	148,048	141,416
Income taxes receivable	6,289	7,372
Prepaid expenses and other current assets	15,627	17,882
Total current assets	276,341	259,683
Operating right-of-use assets	86,617	88,730
Property, plant, and equipment, net	62,350	63,952
Intangible assets, net	45,759	47,296
Goodwill	44,254	44,254
Deferred income taxes	3,294	3,530
Other assets	6,444	6,342
Total assets	$525,059	$513,787
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,247	$27,093
Accrued employment costs	15,465	13,648
Short-term operating lease liabilities	20,584	22,321
Other accrued liabilities	17,522	14,043
Income taxes payable	—	321
Total current liabilities	83,818	77,426
Long-term operating lease liabilities	87,984	91,536
Other long-term liabilities	71	109
Total liabilities	171,873	169,071
Commitments and contingencies
Redeemable noncontrolling interest	30,364	29,809
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 42,415 and 41,808 shares issued and 34,021 and 33,414 shares outstanding, respectively	—	—
Additional paid-in-capital	106,455	105,433
Retained earnings	323,431	316,526
Accumulated other comprehensive (loss) income	(4)	8
Treasury stock	(107,060)	(107,060)
Total shareholders’ equity of Vera Bradley, Inc.	322,822	314,907
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$525,059	$513,787

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net revenues	$147,048	$131,770	$256,142	$201,054
Cost of sales	66,687	52,149	116,617	87,245
Gross profit	80,361	79,621	139,525	113,809
Selling, general, and administrative expenses	68,729	62,155	129,625	121,937
Other income, net	1,016	33	789	53
Operating income (loss)	12,648	17,499	10,689	(8,075)
Interest expense, net	119	485	209	557
Income (loss) before income taxes	12,529	17,014	10,480	(8,632)
Income tax expense (benefit)	2,672	8,687	2,141	(1,422)
Net income (loss)	9,857	8,327	8,339	(7,210)
Less: Net income attributable to redeemable noncontrolling interest	807	1,111	1,434	911
Net income (loss) attributable to Vera Bradley, Inc.	$9,050	$7,216	$6,905	$(8,121)

Basic weighted-average shares outstanding	34,001	33,403	33,795	33,367
Diluted weighted-average shares outstanding	34,500	33,693	34,502	33,367

Basic net income (loss) per share available to Vera Bradley, Inc. common shareholders	$0.27	$0.42	$0.20	$(0.24)
Diluted net income (loss) per share available to Vera Bradley, Inc. common shareholders	$0.26	$0.42	$0.20	$(0.24)

Reconciliation of net income (loss) available to Vera Bradley, Inc. common shareholders
Net income (loss) attributable to Vera Bradley, Inc.	$9,050	$7,216	$6,905	$(8,121)
Excess portion of redeemable noncontrolling interest redemption value adjustment	—	6,800	—	—
Net income (loss) available to Vera Bradley, Inc. common shareholders	$9,050	$14,016	$6,905	$(8,121)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$9,857	$8,327	$8,339	$(7,210)
Unrealized (loss) gain on available-for-sale debt investments	(1)	14	(3)	(171)
Cumulative translation adjustment	(3)	1	(9)	11
Comprehensive income (loss), net of tax	9,853	8,342	8,327	(7,370)
Less: Comprehensive income attributable to redeemable noncontrolling interest	807	1,111	1,434	911
Comprehensive income (loss) attributable to Vera Bradley, Inc.	$9,046	$7,231	$6,893	$(8,281)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 30, 2021	33,414,490	8,393,207	$105,433	$316,526	$8	$(107,060)	$314,907
Net loss attributable to Vera Bradley, Inc.	—	—	—	(2,145)	—	—	(2,145)
Translation adjustments	—	—	—	—	(6)	—	(6)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(2)	—	(2)
Restricted shares vested, net of repurchase for taxes	570,562	—	(2,171)	—	—	—	(2,171)
Stock-based compensation	—	—	1,814	—	—	—	1,814
Balance at May 1, 2021	33,985,052	8,393,207	$105,076	$314,381	$—	$(107,060)	$312,397
Net income attributable to Vera Bradley, Inc.	—	—	—	9,050	—	—	9,050
Translation adjustments	—	—	—	—	(3)	—	(3)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(1)	—	(1)
Restricted shares vested, net of repurchase for taxes	36,278	—	(179)	—	—	—	(179)
Stock-based compensation	—	—	1,558	—	—	—	1,558
Balance at July 31, 2021	34,021,330	8,393,207	$106,455	$323,431	$(4)	$(107,060)	$322,822

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

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities
Net income (loss)	$8,339	$(7,210)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	4,514	8,380
Amortization of operating right-of-use assets	10,026	10,843
Impairment charges	—	3,806
Amortization of intangible assets	1,537	4,714
Provision for doubtful accounts	26	1,622
Stock-based compensation	3,372	1,310
Deferred income taxes	236	1,760
Loss on investments	—	13
Adjustment of earn-out liability	—	229
Other non-cash gain, net	(45)	(22)
Changes in assets and liabilities:
Accounts receivable	(2,380)	(6,631)
Inventories	(6,632)	(12,613)
Prepaid expenses and other assets	2,153	(4,703)
Accounts payable	2,696	7,070
Income taxes	762	(6,193)
Operating lease liabilities, net	(13,202)	(7,726)
Accrued and other liabilities	5,085	5,274
Net cash provided by (used in) operating activities	16,487	(77)
Cash flows from investing activities
Purchases of property, plant, and equipment	(2,281)	(4,272)
Purchases of investments	—	(851)
Proceeds from maturities and sales of investments	565	23,031
Cash received for business acquisition	—	993
Proceeds from disposal of property, plant, and equipment	45	—
Net cash (used in) provided by investing activities	(1,671)	18,901
Cash flows from financing activities
Tax withholdings for equity compensation	(2,350)	(555)
Repurchase of common stock	—	(3,077)
Distributions to redeemable noncontrolling interest	(879)	(875)
Borrowings under asset-based revolving credit agreement	—	60,000
Repayment of borrowings under asset-based revolving credit agreement	—	(30,000)
Payment of contingent consideration for business acquisition	—	(18,677)
Net cash (used in) provided by financing activities	(3,229)	6,816
Effect of exchange rate changes on cash and cash equivalents	(9)	11
Net increase in cash and cash equivalents	11,578	25,651
Cash and cash equivalents, beginning of period	64,175	49,917
Cash and cash equivalents, end of period	$75,753	$75,568

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,157	$3,009
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of July 31, 2021 and August 1, 2020	$—	$—
Expenditures incurred but not yet paid as of January 30, 2021 and February 1, 2020	$—	$176
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of July 31, 2021 and August 1, 2020	$974	$618
Expenditures incurred but not yet paid as of January 30, 2021 and February 1, 2020	$343	$559
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
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of July 31, 2021, the Company operated 72 full-line stores and 73 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2021 and 2020 annual outlet sales.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended July 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year. Further, the Company cannot predict the future impact that the COVID-19 pandemic and related matters could have on its future liquidity, operating results, and financial condition, but it could have a significant adverse affect on these metrics.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended July 31, 2021 and August 1, 2020 refer to the thirteen week periods ended on those dates.
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

2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 (in thousands):

	Thirteen Weeks Ended
	July 31, 2021
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$41,250		$8,883		$574		$50,707
Travel	23,837		3,325		—		27,162
Accessories	18,298		2,597		30,448		51,343
Home	9,348		718		—		10,066
Apparel/Footwear(6)	2,494		180		1,156		3,830
Other	1,911	(1)	1,129	(2)	900	(3)	3,940
Total net revenues	$97,138	(4)	$16,832	(5)	$33,078	(4)	$147,048

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $15.9 million of net revenues related to product sales recognized at a point in time and $0.9 million of net revenues related to sales-based royalties recognized over time.
(6) Includes mask sales.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirteen Weeks Ended
	August 1, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$29,060		$7,183		$—		$36,243
Travel	13,753		2,374		—		16,127
Accessories	13,027		2,238		31,080		46,345
Home	7,554		422		—		7,976
Apparel/Footwear(6)	15,901		4,680		238		20,819
Other	1,938	(1)	833	(2)	1,489	(3)	4,260
Total net revenues	$81,233	(4)	$17,730	(5)	$32,807	(4)	$131,770

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
(6) Includes mask sales.

	Twenty-Six Weeks Ended
	July 31, 2021
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$67,688		$16,933		$574		$85,195
Travel	39,016		5,892		—		44,908
Accessories	30,159		4,824		55,959		90,942
Home	15,886		1,455		—		17,341
Apparel/Footwear(6)	7,855		851		1,784		10,490
Other	3,266	(1)	2,141	(2)	1,859	(3)	7,266
Total net revenues	$163,870	(4)	$32,096	(5)	$60,176	(4)	$256,142

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $30.4 million of net revenues related to product sales recognized at a point in time and $1.7 million of net revenues related to sales-based royalties recognized over time.
(6) Includes mask sales.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Twenty-Six Weeks Ended
	August 1, 2020
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$45,551		$11,783		$—		$57,334
Travel	23,194		4,771		—		27,965
Accessories	20,274		3,560		51,619		75,453
Home	9,903		653		—		10,556
Apparel/Footwear(6)	16,723		6,580		238		23,541
Other	2,425	(1)	1,612	(2)	2,168	(3)	6,205
Total net revenues	$118,070	(4)	$28,959	(5)	$54,025	(4)	$201,054

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
(6) Includes mask sales.

Contract Balances
Contract liabilities as of July 31, 2021 and January 30, 2021, were $3.6 million and $4.1 million, respectively. The balance as of July 31, 2021 and January 30, 2021 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida loyalty club points, Pura Vida customer deposits and payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of July 31, 2021 and January 30, 2021.
The balance for accounts receivable from contracts with customers, net of allowances, as of July 31, 2021 and January 30, 2021, was $28.7 million and $26.0 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million as of July 31, 2021 and January 30, 2021. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of July 31, 2021.

3.Leases
In the prior-year, the Company temporarily closed its full-line and factory outlet stores beginning on March 19, 2020, due to the COVID-19 pandemic, for various lengths of time (from several weeks to several months). The stores began to re-open on May 5, 2020, with substantially all stores open by the end of July 2020. All of the Company's stores were open during the first six months of the current-year. As a result of the temporary closures in the prior-year,

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
certain rent payments were deferred. An immaterial amount of rent abatements were received during the current and prior-year periods.
Discount Rate
The weighted-average discount rate as of July 31, 2021, and August 1, 2020 was 4.7% and 5.0%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of July 31, 2021, the Company had two retail store leases which were executed, but did not have control of the underlying assets; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $3.9 million and have terms of approximately 10 years commencing in fiscal years 2022 and 2023.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost	$6,303	$6,528	$12,173	$13,762
Variable lease cost	2,052	1,735	3,534	2,553
Short-term lease cost	49	76	242	145
Total lease cost	$8,404	$8,339	$15,949	$16,460

The weighted-average remaining lease term as of July 31, 2021 and August 1, 2020 was 5.4 years and 5.7 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$18,327	$11,791
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$7,961	$3,271
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within its Condensed Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, is then made to adjust the noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income (loss) or net income attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusts the net income attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis.
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Numerator:
Net income (loss)	$9,857	$8,327	$8,339	$(7,210)
Less: Net income attributable to redeemable noncontrolling interest	807	1,111	1,434	911
Net income (loss) attributable to Vera Bradley, Inc.	9,050	7,216	6,905	(8,121)
Plus: Excess portion of redeemable noncontrolling interest redemption value adjustment	—	6,800	—	—
Net income (loss) available to Vera Bradley, Inc. common shareholders	$9,050	$14,016	$6,905	$(8,121)

Denominator:
Weighted-average number of common shares (basic)	34,001	33,403	33,795	33,367
Dilutive effect of stock-based awards	499	290	707	—
Weighted-average number of common shares (diluted)	34,500	33,693	34,502	33,367

Net income (loss) per share available to Vera Bradley, Inc. common shareholders:
Basic	$0.27	$0.42	$0.20	$(0.24)
Diluted	$0.26	$0.42	$0.20	$(0.24)
For the thirteen weeks ended July 31, 2021 and August 1, 2020, and the twenty-six weeks ended July 31, 2021, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. For the twenty-six weeks ended August 1, 2020, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of July 31, 2021 and January 30, 2021, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of July 31, 2021 and January 30, 2021 (in thousands):

	Level 1		Level 2		Level 3
	July 31, 2021	January 30, 2021	July 31, 2021	January 30, 2021	July 31, 2021	January 30, 2021
Cash equivalents(1)	$2,132	$1,565	$—	$—	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	401	627	—	—
Non-U.S. corporate debt securities	—	—	326	668	—	—

(1) Cash equivalents represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $3.8 million in impairment charges related to store assets including property, plant, and equipment and lease right-of-use assets during the twenty-six weeks ended August 1, 2020. There were no impairment charges for the thirteen weeks ended July 31, 2021 and August 1, 2020 or the twenty-six weeks ended July 31, 2021.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of July 31, 2021 and January 30, 2021, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended July 31, 2021, was 21.3%, compared to 51.1% for the thirteen weeks ended August 1, 2020. The year-over-year effective tax rate decrease was primarily due to the reversal of the impact from the net operating loss (“NOL”) carryback in the prior-year that was estimated in the first quarter as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020 in response to the COVID-19 pandemic.
The effective tax rate for the twenty-six weeks ended July 31, 2021, was 20.4%, compared to 16.5% for the twenty-six weeks ended August 1, 2020. The year-over-year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.

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
Awards of Restricted Stock Units
During the thirteen weeks ended July 31, 2021, the Company granted 908 time-based and performance-based restricted stock units with an aggregate fair value of $10.0 thousand to certain employees under the 2020 Equity and Incentive Plan. The Company did not grant restricted stock units in the prior-year period.

During the twenty-six weeks ended July 31, 2021, the Company granted 640,915 time-based and performance-based restricted stock units with an aggregate fair value of $6.6 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 1,412,024 time-based and performance-based restricted stock units with an aggregate fair value of $5.8 million in the same period of the prior-year under the 2010 Equity and Incentive Plan.

There were no restricted stock units granted under the 2020 Equity and Incentive Plan during the thirteen and twenty-six weeks ended August 1, 2020.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended July 31, 2021 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 30, 2021	1,049	$5.73	896	$8.34
Granted	358	10.24	283	10.24
Vested	(534)	5.96	(304)	10.95
Forfeited	(3)	7.36	(2)	8.03
Nonvested units outstanding at July 31, 2021	870	$7.43	873	$8.04
As of July 31, 2021, there was $8.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years, subject to meeting performance conditions.

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
The Company purchased no shares during the twenty-six weeks ended July 31, 2021. There was $32.9 million remaining available to repurchase shares of the Company's common stock under the 2018 Share Repurchase Program as of July 31, 2021.
As of July 31, 2021, the Company held as treasury shares 8,393,207 shares of its common stock at an average price of $12.76 per share, excluding commissions, for an aggregate carrying amount of $107.1 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $8.5 million and $8.1 million as of July 31, 2021 and January 30, 2021, respectively. Of this total, $2.7 million and $2.4 million was recorded within prepaid expenses and other current assets and $5.8 million and $5.7 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of July 31, 2021 and January 30, 2021, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

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
Changes in redeemable noncontrolling interest for the thirteen and twenty-six weeks ended July 31, 2021, were as follows (in thousands):

Balance at January 30, 2021	$29,809
Net income attributable to redeemable noncontrolling interest	627
Distributions to redeemable noncontrolling interest	(129)
Balance at May 1, 2021	$30,307
Net income attributable to redeemable noncontrolling interest	807
Distributions to redeemable noncontrolling interest	(750)
Balance at July 31, 2021	$30,364
Changes in redeemable noncontrolling interest for the thirteen and twenty-six weeks ended August 1, 2020, were as follows (in thousands):

Balance at February 1, 2020	$30,049
Net loss attributable to redeemable noncontrolling interest	(200)
Distributions to redeemable noncontrolling interest	(296)
Adjustment to redemption value	9,305
Balance at May 2, 2020	$38,858
Net income attributable to redeemable noncontrolling interest	1,111
Distributions to redeemable noncontrolling interest	(579)
Adjustment to redemption value	(9,736)
Balance at August 1, 2020	$29,654

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
14.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	July 31, 2021
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(15,583)	$8,625
Non-competition Agreements	788	(322)	466
Total definite-lived intangible assets	24,996	(15,905)	9,091

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(15,905)	$45,759

(1) Amortization expense is recorded within the Pura Vida segment.

	January 30, 2021
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(14,125)	$10,083
Non-competition Agreements	788	(243)	545
Total definite-lived intangible assets	24,996	(14,368)	10,628

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(14,368)	$47,296

(1) Amortization expense is recorded within the Pura Vida segment.
Amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statement of Operations. The future amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2022 (remaining six months)	$1,536
Fiscal 2023	3,073
Fiscal 2024	3,073
Fiscal 2025	1,409
Total	$9,091
The total amount of the goodwill as of July 31, 2021 and January 30, 2021, of $44.3 million was recorded within the Pura Vida segment upon acquisition. Goodwill is deductible for tax purposes, limited to the Company's 75% majority

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
ownership interest. There were no changes to goodwill for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020.
The Company performs its annual impairment test during the second quarter of each fiscal year. There was no impairment charge recorded as a result of that test for fiscal 2022. Future impacts of COVID-19, including but not limited to the duration and magnitude of the pandemic, may have an impact on the triggering event assessment or future fair value estimate of goodwill, brand intangible asset, and definite-lived intangible assets, which could lead to material impairment charges. Refer to Note 5 herein for additional information regarding the fair value measurement.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Segment net revenues:
VB Direct	$97,138	$81,233	$163,870	$118,070
VB Indirect	16,832	17,730	32,096	28,959
Pura Vida	33,078	32,807	60,176	54,025
Total	$147,048	$131,770	$256,142	$201,054
Segment operating income:
VB Direct	$23,168	$22,822	$34,028	$11,857
VB Indirect	5,601	6,477	10,062	9,233
Pura Vida	3,226	4,445	5,734	3,644
Total	$31,995	$33,744	$49,824	$24,734
Reconciliation:
Segment operating income	$31,995	$33,744	$49,824	$24,734
Less:
Unallocated corporate expenses	(19,347)	(16,245)	(39,135)	(32,809)
Operating income (loss)	$12,648	$17,499	$10,689	$(8,075)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended July 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year.
The COVID-19 Pandemic
During the first and second quarters of the prior-year, the COVID-19 pandemic resulted in global travel restrictions, quarantines, and certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. Although the Vera Bradley and Pura Vida e-commerce operations remained open during this time, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales during the period. We took various actions to navigate the pandemic which included, but was not limited to, temporarily closing all Vera Bradley store locations on March 19, 2020; temporarily furloughing 80% of our workforce during the middle of the first quarter; temporarily reducing base compensation for certain associates; preserving cash by drawing on our Credit Agreement, which was repaid during the fourth quarter of the prior-year; and managing inventory, rent, and other expenses. During the second quarter of the prior-year, we brought back substantially all associates from furlough and began to reinstate portions of the base compensation reductions.
On May 5, 2020, we began to re-open our Vera Bradley retail stores in a phased approach, with 58 out of 82 full-line stores and 64 out of 65 factory stores open as of the end of June 2020. All factory stores and all but three full line stores were opened as of the end of the second quarter of the prior-year, although with reduced hours, lower staffing levels, and greatly enhanced safety protocols.
Our retail stores remained open during the thirteen and twenty-six weeks ended July 31, 2021; however, guidance and mandates from governments and public health officials may necessitate closures to some, or all, of our retail stores which we cannot predict. We have also experienced certain global supply chain disruptions due in part to the COVID-19 pandemic further discussed in Supply Chain Disruptions below.
We cannot predict the future impact that the COVID-19 pandemic could have on our future liquidity, operating results, and financial condition, but it could have a significant adverse affect on these metrics.
Supply Chain Disruptions
Throughout the second quarter for the Vera Bradley brand, we faced supply chain disruptions that caused delivery delays. We have experienced, on average, delays of 30 days before a full assortment of goods was available for each of our product launches. We are working diligently to mitigate the situation, but expect shipping delays and freight expense increases to continue for the near future. We have also been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the Generalized System of Preferences ("GSP") duty-free status expiring at the end of calendar year 2020. While we anticipate the GSP duty-free status will be reinstated and retro-actively applied, we cannot guarantee that will be the case and cannot predict the timing. These matters could have a material adverse effect on our liquidity, operating results, and financial condition.
Executive Summary
Below is a summary of our strategic progress and financial results for the second quarter of fiscal 2022:
Strategic Progress
At Vera Bradley, we:
•Launched our Recycled Cotton Collection, Cotton ReImagined, and reiterated our commitment to updating 100% of our fabrics to more sustainable alternatives by 2025;
•Had another exciting quarter of product collaborations, including our first-ever Classic Accessories outdoor collection and additional Harry Potter and Disney partnerships;
•Increased our customer count. We believe our customer journey-centered activations and customer-level personalized messaging are meaningfully engaging new customers and aiding in the reactivation of lapsed customers;

•Drove brand awareness with more social media engagement and quality media placements, with year-over-year media impressions up over 200%; and
•Continued to engage customers in various ways, including: fully implementing AfterPay, allowing customers to pay for their purchases in installments; adding product distribution on Target+ Marketplace; and continuing to boost our ThredUp partnership.
At Pura Vida, we:
•Substantially completed our Project Novus ERP integration, which unified our technology platform company-wide;
•Continued to innovate on new products, launched our backpack and hat collections, and collaborated with Disney on a launch of Disney-themed jewelry and hair accessories;
•Expanded our wholesale distribution, adding over 250 new accounts to date this year; and
•Rolled out Pura Vida shop-in-shops in 23 Vera Bradley full-line locations, featuring a full assortment of jewelry items.
Financial Summary (all comparisons are to the second quarter of fiscal 2021)
•Net revenues increased 11.6% to $147.0 million.
•Vera Bradley Direct (“VB Direct”) segment sales increased 19.6% to $97.1 million.
•Vera Bradley Indirect segment (“VB Indirect”) sales decreased 5.1% to $16.8 million.
•Pura Vida segment sales increased 0.8% to $33.1 million.
•Gross profit was $80.4 million, or 54.6% of net revenue.
•Operating income was $12.6 million and net income attributable to Vera Bradley, Inc. was $9.1 million.
•Capital expenditures for the thirteen weeks totaled $1.8 million.
•Cash and cash equivalents and investments were $76.5 million at July 31, 2021.
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
As a result of the temporary closure of all Vera Bradley stores due to COVID-19 during portions of the first and second quarters of the prior-year, the Company's comparable store sales and comparable sales calculations are not meaningful and therefore are not provided.

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
Other Income, Net
Other income, net primarily includes certain legal settlements and sales tax credits received for timely filings.
Operating Income (Loss)
Operating income (loss) is equal to gross profit less SG&A expenses plus other income, net. Operating income (loss) excludes interest income, interest expense, and income taxes.
Net Income (Loss)
Net income (loss) is equal to operating income (loss) plus interest income less interest expense and income taxes.
Net Income Attributable to Redeemable Noncontrolling Interest
Net income attributable to redeemable noncontrolling interest represents the operating results of Pura Vida that are not attributable to Vera Bradley, Inc.

Net Income (Loss) Attributable to Vera Bradley, Inc.
Net income (loss) attributable to Vera Bradley, Inc. is equal to net income (loss) less net income attributable to redeemable noncontrolling interest.
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
Impairment Charges
Property, plant, and equipment and lease right-of-use assets (the "asset group" for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. Impairment charges of $3.8 million were recognized during the twenty-six weeks ended August 1, 2020 for property, plant, and equipment assets and lease right-of-use assets related to underperforming stores and are included in SG&A expenses in the Condensed Consolidated Statements of Operations and in impairment charges in the Condensed Consolidated Statements of Cash Flows. The impairment charges are included in the VB Direct segment. There were no impairment charges recorded during the thirteen and twenty-six weeks ended July 31, 2021 and the thirteen weeks ended August 1, 2020. We are unable to predict the extent of the impact that the COVID-19 pandemic will have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Statement of Operations Data:
Net revenues	$147,048	$131,770	$256,142	$201,054
Cost of sales	66,687	52,149	116,617	87,245
Gross profit	80,361	79,621	139,525	113,809
Selling, general, and administrative expenses	68,729	62,155	129,625	121,937
Other income, net	1,016	33	789	53
Operating income (loss)	12,648	17,499	10,689	(8,075)
Interest expense, net	119	485	209	557
Income (loss) before income taxes	12,529	17,014	10,480	(8,632)
Income tax expense (benefit)	2,672	8,687	2,141	(1,422)
Net income (loss)	9,857	8,327	8,339	(7,210)
Less: Net income attributable to redeemable noncontrolling interest	807	1,111	1,434	911
Net income (loss) attributable to Vera Bradley, Inc.	$9,050	$7,216	$6,905	$(8,121)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.4%	39.6%	45.5%	43.4%
Gross profit	54.6%	60.4%	54.5%	56.6%
Selling, general, and administrative expenses	46.7%	47.2%	50.6%	60.6%
Other income, net	0.7%	—%	0.3%	—%
Operating income (loss)	8.6%	13.3%	4.2%	(4.0)%
Interest expense, net	0.1%	0.4%	0.1%	0.3%
Income (loss) before income taxes	8.5%	12.9%	4.1%	(4.3)%
Income tax expense (benefit)	1.8%	6.6%	0.8%	(0.7)%
Net income (loss)	6.7%	6.3%	3.3%	(3.6)%
Less: Net income attributable to redeemable noncontrolling interest	0.5%	0.8%	0.6%	0.5%
Net income (loss) attributable to Vera Bradley, Inc.	6.2%	5.5%	2.7%	(4.0)%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net Revenues by Segment:
VB Direct	$97,138	$81,233	$163,870	$118,070
VB Indirect	16,832	17,730	32,096	28,959
Pura Vida	33,078	32,807	60,176	54,025
Total	$147,048	$131,770	$256,142	$201,054
Percentage of Net Revenues by Segment:
VB Direct	66.1%	61.6%	64.0%	58.7%
VB Indirect	11.4%	13.5%	12.5%	14.4%
Pura Vida	22.5%	24.9%	23.5%	26.9%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating Income (Loss) by Segment:
VB Direct	$23,168	$22,822	$34,028	$11,857
VB Indirect	5,601	6,477	10,062	9,233
Pura Vida	3,226	4,445	5,734	3,644
Less: Corporate unallocated	(19,347)	(16,245)	(39,135)	(32,809)
Total	$12,648	$17,499	$10,689	$(8,075)
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	23.9%	28.1%	20.8%	10.0%
VB Indirect	33.3%	36.5%	31.3%	31.9%
Pura Vida	9.8%	13.5%	9.5%	6.7%
Vera Bradley Store Data (1)(2):
Total stores opened during period	3	4	4	4
Total stores closed during period	(1)	(1)	(3)	(6)
Total stores open at end of period	145	149	145	149
Total gross square footage at end of period (all stores)	393,592	389,144	393,592	389,144
Average net revenues per gross square foot (3)	$187	NM	$303	NM

(1)Includes Vera Bradley full-line and factory outlet stores.
(2)As a result of the temporary closure of Vera Bradley stores due to COVID-19 during a portion of the prior-year first and second quarters, the Company's comparable store sales and comparable sales calculations were not meaningful and therefore were not provided.
(3)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. As a result of the temporary closure of Vera Bradley stores due to COVID-19 during a portion of the prior-year first and second quarters, the Company's prior-year average net revenues per square foot were not meaningful and therefore were not provided.
Thirteen Weeks Ended July 31, 2021, Compared to Thirteen Weeks Ended August 1, 2020
Net Revenues
For the thirteen weeks ended July 31, 2021, net revenues increased $15.2 million, or 11.6%, to $147.0 million, from $131.8 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended July 31, 2021, net revenues in the VB Direct segment increased $15.9 million, or 19.6%, to $97.1 million, from $81.2 million in the comparable prior-year period. The increase primarily resulted from higher store sales in the current-year since in the prior-year the Company’s stores were temporarily closed during a portion of the quarter, as a result of COVID-19, and began to re-open on May 5, 2020. This increase was partially offset by a decline in mask sales compared to the prior-year. We also opened six Vera Bradley factory outlet stores over the past 12 months.
VB Indirect. For the thirteen weeks ended July 31, 2021, net revenues in the VB Indirect segment decreased $0.9 million, or 5.1%, to $16.8 million, from $17.7 million in the comparable prior-year period. The decrease was primarily due to a reduction in orders primarily related to mask sales, partially offset by a rebound in specialty and key account orders in other product categories that were negatively impacted by COVID-19 in the prior year.
Pura Vida. For the thirteen weeks ended July 31, 2021, net revenues in the Pura Vida segment increased $0.3 million, or 0.8%, to $33.1 million, from $32.8 million in the comparable prior-year period. Our marketing effectiveness for the e-commerce channel was negatively impacted by the Apple iOS 14.5 update in the current-year resulting in a decline in e-commerce sales. This update impacted Facebook and Instagram, which have been our primary marketing vehicles.

Gross Profit
For the thirteen weeks ended July 31, 2021, gross profit increased $0.8 million, or 0.9%, to $80.4 million, from $79.6 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 54.6% for the thirteen weeks ended July 31, 2021, from 60.4% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to a decrease in higher-margin mask sales in the current-year period compared to the prior-year and an increase in shipping and duty costs.
Selling, General, and Administrative Expenses
For the thirteen weeks ended July 31, 2021, SG&A expenses increased $6.5 million, or 10.6%, to $68.7 million, from $62.2 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 46.7% for the thirteen weeks ended July 31, 2021, from 47.2% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $53.1 million compared to $46.4 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $15.6 million compared to $15.8 million in the prior-year. The increase in consolidated SG&A expenses for the thirteen weeks ended July 31, 2021 was primarily due to Vera Bradley initiatives to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; certain expense reductions associated with the CARES Act retention credit; and reducing other non-payroll expenses including marketing that occurred in the prior-year period but did not recur in the current-year period.
The aforementioned increases in SG&A expenses were partially offset by a reduction in depreciation expense primarily as a result of legacy software depreciation from the prior-year and a $1.5 million reduction of intangible asset amortization associated with the Pura Vida acquisition.
SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned items, as well as SG&A expense leverage associated with increased sales.
Other Income, Net
For the thirteen weeks ended July 31, 2021, net other income increased to $1.0 million compared to $33.0 thousand in the comparable prior-year period. The increase in net other income was primarily due to a legal settlement in the current-year period.
Operating Income
For the thirteen weeks ended July 31, 2021, operating income decreased $4.9 million to $12.6 million in the current-year period, from $17.5 million in the comparable prior-year period. As a percentage of net revenues, operating income was 8.6% and 13.3% for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. Operating income decreased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended July 31, 2021, operating income in the VB Direct segment increased $0.4 million, to $23.2 million from $22.8 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 23.9% and 28.1% for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above and COVID-19-related expense savings from the prior-year period that did not recur. This decrease was partially offset by SG&A expense leverage associated with increased sales.
VB Indirect. For the thirteen weeks ended July 31, 2021, operating income in the VB Indirect segment decreased $0.9 million, or 13.5%, to $5.6 million from $6.5 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 33.3% and 36.5% for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, partially offset by a decrease in the bad debt provision compared to the prior-year period.
Pura Vida. For the thirteen weeks ended July 31, 2021, operating income in the Pura Vida segment decreased $1.2 million to $3.2 million from $4.4 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating income in the Pura Vida segment was 9.8% and 13.5% for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. The decrease in operating income as a percentage of Pura Vida net revenues was primarily due to a decrease in gross margin as a percentage of net revenues partly due to channel mix changes as a result of the impact of the COVID-19 pandemic on wholesale sales in the prior-year period, partially offset by a decrease in the intangible asset amortization expense compared to the prior-year period.

Corporate Unallocated. For the thirteen weeks ended July 31, 2021, unallocated expenses increased $3.1 million, or 19.1%, to $19.3 million from $16.2 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to prior-year period initiatives to reduce expenses in light of COVID-19 that did not recur in the current-year including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; and reducing other non-payroll expenses including marketing. These increases in SG&A expense were partially offset by a decrease in depreciation expense, as described above.
Income Tax Expense
The effective tax rate for the thirteen weeks ended July 31, 2021, was 21.3%, compared to 51.1% for the thirteen weeks ended August 1, 2020. The year-over year effective tax rate decrease was primarily due to the reversal of the impact from the net operating loss (“NOL”) carryback in the prior-year that was estimated in the first quarter as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020 in response to the COVID-19 pandemic.
Net Income
For the thirteen weeks ended July 31, 2021, net income increased $1.6 million to $9.9 million from $8.3 million in the comparable prior-year period due to the factors described in the captions above.
Net Income Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended July 31, 2021, net income attributable to redeemable noncontrolling interest was $0.8 million compared to $1.1 million in the prior-year period. This represents the allocation of the Pura Vida net income to the noncontrolling interest. The reduction in net income was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For the thirteen weeks ended July 31, 2021, net income attributable to Vera Bradley, Inc. increased $1.9 million to $9.1 million from $7.2 million in the comparable prior-year period due to the factors described in the captions above.
Twenty-Six Weeks Ended July 31, 2021, Compared to Twenty-Six Weeks Ended August 1, 2020
Net Revenues
For the twenty-six weeks ended July 31, 2021, net revenues increased $55.0 million, or 27.4%, to $256.1 million, from $201.1 million in the comparable prior-year period.
VB Direct. For the twenty-six weeks ended July 31, 2021, net revenues in the VB Direct segment increased $45.8 million, or 38.8%, to $163.9 million, from $118.1 million in the comparable prior-year period. The increase primarily resulted from higher store sales in the current-year since in the prior-year the Company’s stores temporarily closed, as a result of COVID-19, beginning on March 19, 2020. The stores began to re-open on May 5, 2020 of the prior-year. The increase was partially offset by a decline in mask sales compared to the prior-year period. We also opened six Vera Bradley factory outlet stores over the past 12 months.
VB Indirect. For the twenty-six weeks ended July 31, 2021, net revenues in the VB Indirect segment increased $3.1 million, or 10.8%, to $32.1 million, from $29.0 million in the comparable prior-year period. The increase was primarily due to an increase in orders from specialty and certain key accounts, largely related to the impacts of COVID-19 in the prior-year period, partially offset by a decline in mask sales in the current-year period.
Pura Vida. For the twenty-six weeks ended July 31, 2021, net revenues in the Pura Vida segment increased $6.2 million, or 11.4%, to $60.2 million, from $54.0 million in the comparable prior-year period. Pura Vida wholesale sales increased over the prior-year period, which was impacted by the COVID-19 pandemic. Our marketing effectiveness for the e-commerce channel was negatively impacted by the Apple iOS 14.5 update in the current-year resulting in a decline in e-commerce sales. This update impacted Facebook and Instagram, which have been our primary marketing vehicles.

Gross Profit
For the twenty-six weeks ended July 31, 2021, gross profit increased $25.7 million, or 22.6%, to $139.5 million, from $113.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 54.5% for the twenty-six weeks ended July 31, 2021, from 56.6% in the comparable prior-year period. The decrease as a percentage of net revenues was primarily due to a decline in higher-margin mask sales in the current-year period compared to the prior-year and an increase in shipping and duty costs. The prior-year period also included charges for the cancellation of certain purchase orders due to COVID-19 which totaled $1.3 million and negatively impacted gross margin as a percentage of net revenues by 0.7%.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended July 31, 2021, SG&A expenses increased $7.7 million, or 6.3%, to $129.6 million, from $121.9 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 50.6% for the twenty-six weeks ended July 31, 2021, from 60.6% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $101.2 million compared to $93.5 million in the comparable prior-year period. SG&A expenses related to Pura Vida were consistent at $28.4 million for the current and prior-year periods. The increase in consolidated SG&A expenses for the twenty-six weeks ended July 31, 2021 was primarily due to:
•Vera Bradley initiatives to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; certain expense reductions associated with the CARES Act retention credit; and reducing other non-payroll expenses including marketing that occurred in the prior-year period but did not recur in the current-year period;
•An increase in incentive compensation expense due to Company performance estimates compared to the prior-year period; and
•Amortization expense of certain cloud computing costs associated with Project Novus technology enhancements.
The aforementioned increases in SG&A expenses were partially offset by:
•$3.8 million of Vera Bradley store impairment charges in the prior-year period that did not recur in the current-year period;
•A reduction in depreciation expense primarily as a result of legacy software depreciation from the prior-year; and
•A $3.2 million reduction of intangible asset amortization associated with the Pura Vida acquisition.
SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned items, as well as SG&A expense leverage associated with increased sales.
Other Income, Net
For the twenty-six weeks ended July 31, 2021, net other income increased $0.7 million to $0.8 million compared to net other income of $0.1 million in the comparable prior-year period. The increase in net other income was primarily due to legal settlements in the current-year period.
Operating Income (Loss)
For the twenty-six weeks ended July 31, 2021, operating income increased $18.8 million to $10.7 million in the current-year period, from an operating loss of $(8.1) million in the comparable prior-year period. As a percentage of net revenues, operating income was 4.2% and operating loss was (4.0)% for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. Operating income increased due to the factors described in the captions above.
VB Direct. For the twenty-six weeks ended July 31, 2021, operating income in the VB Direct segment increased $22.1 million, to $34.0 million from $11.9 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 20.8% and 10.0% for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to SG&A expense leverage associated with increased sales and a decrease in SG&A expense primarily as a result of store impairment charges in the prior-year period and a reduction in depreciation expense in the current-year, partially offset by a decrease in gross margin as a percentage of net revenues as described above and COVID-19-related expense savings from the prior-year period that did not recur.
VB Indirect. For the twenty-six weeks ended July 31, 2021, operating income in the VB Indirect segment increased $0.9 million, or 9.0%, to $10.1 million from $9.2 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 31.3% and 31.9% for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues, partially offset by SG&A expense leverage associated with increased sales and a decrease in the bad debt provision compared to the prior-year period.

Pura Vida. For the twenty-six weeks ended July 31, 2021, operating income in the Pura Vida segment increased $2.1 million to $5.7 million from $3.6 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating income in the Pura Vida segment was 9.5% and 6.7% for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The increase in operating income as a percentage of Pura Vida net revenues was primarily due to SG&A expense leverage associated with increased sales and a decrease in the intangible asset amortization expense compared to the prior-year period, partially offset by a decrease in gross margin as a percentage of net revenues partly due to channel mix changes as a result of the impact of the COVID-19 pandemic on wholesale sales in the prior-year period.
Corporate Unallocated. For the twenty-six weeks ended July 31, 2021, unallocated expenses increased $6.3 million, or 19.3%, to $39.1 million from $32.8 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to prior-year period initiatives to reduce expenses in light of COVID-19 that did not recur in the current-year including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; and reducing other non-payroll expenses including marketing, as well as an increase in incentive compensation expense due to Company performance estimates and amortization expense associated with certain cloud computing costs for Project Novus technology enhancements. These increases in SG&A expense were partially offset by a decrease in depreciation expense, as described above.
Income Tax Expense (Benefit)
The effective tax rate for the twenty-six weeks ended July 31, 2021, was 20.4%, compared to 16.5% for the twenty-six weeks ended August 1, 2020. The year-over year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.
Net Income (Loss)
For the twenty-six weeks ended July 31, 2021, net income increased $15.5 million to $8.3 million from a net loss of $(7.2) million in the comparable prior-year period due to the factors described in the captions above.
Net Income Attributable to Redeemable Noncontrolling Interest
For the twenty-six weeks ended July 31, 2021, net income attributable to redeemable noncontrolling interest was $1.4 million compared to $0.9 million in the prior-year period. This represents the allocation of the Pura Vida net income to the noncontrolling interest. The increase in net income was due to the factors described above in the Pura Vida operating segment.
Net Income (Loss) Attributable to Vera Bradley, Inc.
For the twenty-six weeks ended July 31, 2021, net income attributable to Vera Bradley, Inc. increased $15.0 million to $6.9 million from a net loss of $(8.1) million in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of July 31, 2021. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, investments, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Net cash provided by (used in) operating activities	$16,487	$(77)
Net cash (used in) provided by investing activities	(1,671)	18,901
Net cash (used in) provided by financing activities	(3,229)	6,816
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash provided by operating activities for the twenty-six weeks ended July 31, 2021 was $16.5 million compared to cash used in operating activities of $0.1 million for the twenty-six weeks ended August 1, 2020. The increase in cash provided by operating activities was primarily related to the change in assets and liabilities and an increase in the net income adjusted for non-cash items. Changes in assets and liabilities resulting in a source of cash were primarily related to an increase in trade accounts receivable collections, mostly due to the impact of COVID-19 on the prior-year period, as well as a decrease in inventory receipts compared to the prior-year. Changes in assets and liabilities resulting in a use of cash were primarily related to the timing of payments, including rent payments which were impacted by payment deferrals in the prior-year. There was also a change in the income tax receivable due to the loss in the prior-year period.
Net Cash (Used in) Provided by Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $1.7 million for the twenty-six weeks ended July 31, 2021 compared to cash provided by investing activities of $18.9 million for the twenty-six weeks ended August 1, 2020. The increase in cash used in investing activities was primarily a result of proceeds from investment activity in the prior-year period that did not recur in the current-year period.
Capital expenditures for fiscal 2022 are expected to be approximately $8.0 million to $10.0 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $3.2 million for the twenty-six weeks ended July 31, 2021 compared to cash provided by financing activities of $6.8 million for the twenty-six weeks ended August 1, 2020. The increase in cash used in financing activities was primarily due to financing activities that occurred in the prior-year period but did not recur in the current-year period including net borrowings of $30.0 million under our Credit Agreement, partially offset by $18.7 million for a contingent consideration payment associated with the July 2019 acquisition of Pura Vida and $3.1 million in common stock repurchases.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of July 31, 2021.
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
As of July 31, 2021 and January 30, 2021, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of July 31, 2021.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 31, 2021, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2021.
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
Our results of operations could suffer if we are unable to attract and retain retail and distribution center employees required for our business.
We must attract, motivate, and retain a sufficient number of qualified retail and distribution center employees. Historically, competition for talent in these positions has been intense and turnover is generally high, both of which have been amplified by the COVID-19 pandemic. If we are unable to attract and retain such employees with the necessary skills and experience, we may not achieve our objectives and our financial condition, results of operations, and cash flows could be adversely impacted.

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
There was no activity under the program during the thirteen weeks ended July 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
May 2, 2021 - May 29, 2021	—	$—	—	$32,939,607
May 30, 2021 - July 3, 2021	—	—	—	32,939,607
July 4, 2021 - July 31, 2021	—	—	—	32,939,607
	—	$—	—

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: September 8, 2021	/s/ John Enwright
John Enwright
Chief Financial Officer