Form 10-K
period 2022-01-29
Vera Bradley, Inc.
filed 2022-03-29
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 29, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of July 31, 2021 was $290,069,878.
The registrant had 32,523,703 shares of its common stock outstanding as of March 22, 2022.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Vera Bradley, Inc. intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended January 29, 2022.

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
•possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending, including political unrest, social unrest, acts of war and terrorism, impacts related to variants of the COVID-19 outbreak, and other related matters;
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
•possible new or increased tariffs on our products and continued increases in inbound and outbound freight expense that could lead to increased product costs and lower profit margins; and
•possible inability to successfully implement integration strategies related to the Pura Vida business and possible inability to derive expected benefits from or to successfully integrate any future business acquisition.
We derive many of our forward-looking statements from our operating plans and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
For a discussion of the above-described risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of this report.
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

PART I

In this Form 10-K, references to “Vera Bradley, Inc.” or the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. and Creative Genius, LLC. References to “Vera Bradley” relate to the Vera Bradley stand-alone brand and references to “Pura Vida” relate to the Pura Vida stand-alone brand, except where the context requires otherwise or where otherwise indicated. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 29, 2022 (“fiscal 2022”), January 30, 2021 (“fiscal 2021”) and February 1, 2020 (“fiscal 2020”) were each 52-week periods. The fiscal year ending January 28, 2023 (“fiscal 2023”) will also be a 52-week period.

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
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which operates under the name Pura Vida Bracelets (“Pura Vida”). Pura Vida results are consolidated within the Company’s financial statements beginning on July 17, 2019, the first full day following the acquisition.
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
Our Brands
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
VB Direct. The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; e-commerce sites verabradley.com and verabradley.ca; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of January 29, 2022, the Company operated 70 full-line stores and 75 factory outlet stores. The annual outlet sale was cancelled in 2020, 2021, and 2022 as a result of the COVID-19 pandemic.
VB Indirect. The VB Indirect business consists of sales of Vera Bradley products to approximately 1,800 specialty retail locations, substantially all of which are located in the United States; sales to department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
Pura Vida
Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that we believe deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca and through the distribution of Pura Vida-branded products to wholesale retailers and department stores, substantially all of which are located in the United States, as well as through its first retail store which opened in August 2021. Refer to Note 14 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report for additional information regarding the Pura Vida acquisition.
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
In July 2019, Vera Bradley, Inc. acquired a majority interest in Pura Vida.
Similar to the Vera Bradley brand, Pura Vida was founded by two friends, Griffin Thall and Paul Goodman. Thall and Goodman, from Southern California, where traveling through Costa Rica in 2010 and crossed paths with two bracelet artisans. Thall and Goodman asked the artisans to make 400 bracelets to take home with them.
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
Enterprise Vision and Growth Strategies
We are committed to being a purpose-driven, multi-brand, stable-growth company, generating strong cash flow. We are positioned to continue to invest in our two lifestyle brands; seek out accretive acquisitions of other cash-generating, purpose-driven brands over time; and return capital to shareholders.
During fiscal 2022, we focused on four key strategies to further enhance our brands and strengthen our operations. Our accomplishments related to these strategies are as follows:
•We continued to drive our digital-first strategy. We made strategic organizational shifts and investments to pivot us to a digital-first company, evolving into a customer-centric, data-driven, technology-enabled, and digitally-focused enterprise which we believe allows us to effectively engage with our customers and offer a seamless shopping experience. Over one-third of our consolidated revenues are now generated from e-commerce sales, and excluding our factory stores, over half of our total company sales are driven by e-commerce.
•We further enhanced our product innovation pipeline, collaborations, and category extensions. We continue to build our Vera Bradley and Pura Vida lifestyle brands to attract new customers and increase share of wallet with existing customers.
•We continued to build our community through marketing. Both brands are working to engage, diversify, and grow their customer bases through analytics; targeted marketing; and environmental, social, and governance (“ESG”) efforts.
•We further evolved our distribution channels. We are continually looking for new ways to reach our customers and to reinvent the shopping experience in the ever-changing retail environment; the future for both brands will be a combination of digital and brick and mortar.
Product, Marketing, and Distribution Strategies
Vera Bradley
Product. We have identified three key franchise businesses – Everyday, Travel, and Youth/Campus where we can offer our customers thoughtful solutions that we believe will propel our future growth. We will continue to look for opportunities to expand into relevant new categories that reflect our brands and signature attributes of comfortable, casual, affordable, and fun. We will also continue to use licenses and strategic partnerships as appropriate to expand our product categories.
In fiscal 2022 we saw year-over-year growth in our traditional cotton, Recycled Cotton, Performance Twill, and ReActive fabrications, and continued traction on our Factory Ultralight collection. We also continued product collaborations with several iconic brands, including Harry Potter™, Disney, and Crocs. In fiscal 2022, we launched our collaboration with Classic Accessories for our first-ever outdoor collection. We are planning another year of brand collaborations in fiscal 2023 that we believe engage existing and new customers, increase brand awareness, generate media attention, and provide Vera Bradley the opportunity to strategically test and enter into new product categories.

Distribution Channels. Vera Bradley products are available through our Direct channel including full-line and factory outlet stores, online through verabradley.com, verabradley.ca and our online outlet site, and typically our Vera Bradley annual outlet sale, as well as through the Indirect channel including department and specialty retail stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators. We continue to focus on tightly integrating our multi-channel business by strengthening and right-sizing both our Direct and Indirect distribution channels.
We are continuing to improve the profitability of our full-line store portfolio by re-balancing our existing fleet through select closures along with identifying future market opportunities. We will continue to focus on our highest-potential stores by enhancing the customer experience and will continue to develop and test new formats; however, we have currently suspended full-line store growth. In fact, we have closed 44 underperforming full-line stores since the beginning of fiscal 2018 and forecast that we will close additional full-line stores, although this remains a fluid process. We opened six new factory outlet stores in fiscal 2022 and plan to open five new factory outlet stores in fiscal 2023.
We continue to focus on enhancing and reinventing the customer experience in our full-line stores, and certain digital shopping additions that gained popularity during the pandemic have remained popular, such as appointment selling, buy-online/pick-up in-store, and curbside pickup.
Over the long-term, we have prioritized digital as the primary revenue growth driver for Vera Bradley, making major strategic shifts and investments to pivot us to a digital-first company; however, we are enabling her to shop in a seamless manner and want her to shop where and how she wants to shop. Stores continue to be an integral part of this omni-channel strategy. During fiscal 2021, we converted our e-commerce platform to Shopify Plus. This conversion was part of our overall IT project called Project Novus, which also replaced our ERP, POS, Business Intelligence, and Order Management systems. These changes decreased the complexity of our systems and provided us with a technology platform to help us make quick, data-based, informed decisions, which we believe will further enhance the customer experience and help us achieve our growth objectives.
Our Vera Bradley online outlet flash sales allowed us to continue to sell clearance merchandise in a more discreet manner, reducing clearance activity on verabradley.com and in our full-line stores. In fiscal 2022, we had over 52 million visits to our website and our online outlet site.
In our Indirect channel, we will continue to expand our digital marketplaces such as Amazon, as we focus on meeting customers where they are in their shopping.
Our department store relationships allow us to expose our brand to new customers and showcase new product assortments. We are currently in approximately 300 department store locations. In the department stores, we continue to work on enhancing our brand presentation and profitability.
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
Our investments in customer data science and business analytics have continued to position us well, allowing us to collect and analyze data and respond to customer changes and adjust marketing spend on a real-time basis and in an agile way. Our goal is to drive our performance through marketing and community engagement.
We are continually focused on looking for new ways to creatively engage our customers, grow brand awareness, and introduce new customers to our brands in a cost-effective manner, but that is becoming more challenging and expensive for both of our brands.
Since the Company’s 2019 acquisition of Pura Vida, Pura Vida has shared its digital expertise with Vera Bradley and helped Vera Bradley enhance its digital effectiveness. Vera Bradley’s marketing platform will continue to be a blend of digital and more traditional channels, such as direct mail, email, quality media placements, PR, and targeted TV ads. Our marketing efforts are increasingly reflective of our ongoing commitment to diversity and inclusion.
We will continue to drive social media engagement by employing more user-generated content, growing our influencer and ambassador programs, further enhancing social storytelling and social selling, expanding Facebook Live and Reels, and growing TikTok engagement.
Under the umbrella of VB Cares, we reinforced our position as a total stakeholder-focused and socially-conscious organization and continued to strengthen our community support and charitable initiatives that are meaningful to our customers and that make a significant impact on those in need, particularly women and children. In fiscal 2022, efforts included supporting the

Vera Bradley Foundation for Breast Cancer, New Hope Girls, and our national “Blessings in a Backpack” program. We will continue our VB Cares focus.
Pura Vida
Product. Pura Vida offers products mostly in the accessories category, primarily bracelets, with the balance of products in other jewelry categories such as rings and necklaces. These products are created with the “pura vida” lifestyle and aesthetic in mind, slowing down and living life to the fullest. During fiscal 2022, Pura Vida expanded into new product categories, such as apparel. Nearly 50% of the Pura Vida business is comprised of jewelry categories other than bracelets, such as rings, anklets, and necklaces. We believe these product categories highlight the brand's lifestyle appeal which we believe will continue to be a key driver of growth. Charity bracelets remained popular, reaching over $4.0 million in lifetime charitable contributions to more than 200 charities.
During fiscal 2022, we entered into high-profile product collaborations, including Hello Kitty, Disney, and Harry Potter, bringing new customers to our brand.
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
We also distribute Pura Vida products through select wholesale accounts throughout the U.S. and Europe. We will continue to target some larger accounts for growth which we expect to help build the Pura Vida brand.
During fiscal 2022, we added Pura Vida shop-in-shops to 23 Vera Bradley full-line stores and completed the roll-out of the Pura Vida charity bracelet program to all Vera Bradley full-line and factory stores. We opened our first Pura Vida retail location in San Diego in August 2021 and have plans to open additional retail locations in fiscal 2023. Additional Pura Vida stores will likely be in tourist, coastal, and/or college towns with established customer bases.
The San Diego store is allowing us to showcase the Pura Vida lifestyle with a full array of existing products and new product innovations, especially as we expand into new product categories such as apparel. Stores will play an important role going forward in new customer acquisition as we continue to diversify our marketing platforms.
Marketing. The Pura Vida digital marketing strategy is anchored in innovative and effective ways to connect with our customers, including partnerships with select individuals who we believe encapsulate the brand’s identity and serve as natural extensions of the Pura Vida marketing strategy. These partnerships translate into authentic, user-generated content that we can repurpose as ads, e-mail campaigns, and our own social media content.
Since spring of fiscal 2022, there has been a significant shift in social and digital media effectiveness due to the Apple IDFA (identifier for advertisers) update impacting direct-to-consumer companies, including Pura Vida. We are in the process of strengthening our internal marketing and data analytics talent at Pura Vida. Our team has continued to work diligently to dive deeper into customer analytics and build a more diverse and balanced marketing program through growing our SMS subscriber base, onboarding a new email marketing agency, and spreading a portion of our marketing resources to new platforms such as TikTok, podcasts, and YouTube. As digital marketing becomes more expensive, Vera Bradley will be able to assist Pura Vida with more traditional marketing channels, such as direct mail and e-mail.
Pura Vida remains one of the most highly-engaged brands in the accessories space, surpassing the 2.0 million mark of followers on Instagram and is consistently listed as one of the most engaged jewelry brands on Instagram. Pura Vida continued to rank among the top of the industry for our Net Promoter and Customer Satisfaction Scores.
To date, over 150,000 micro-influencers have been on-boarded, and reliance on micro-influencers is a key part of Pura Vida’s strategy. Micro-influencers are brand ambassadors who showcase Pura Vida products on their social media channels in exchange for commission. We plan to continue to build upon the influencer program, particularly focusing on individuals with the greatest number of followers.
Our Product Release Strategy
Vera Bradley. We typically introduce new collections monthly. Each launch typically consists of one to three signature cotton-quilted prints, as well as other fabrications including Performance Twill, Re-Active, and microfiber, some of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions.

To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our websites (including our online outlet site), factory outlet stores, typically our annual outlet sale, and third-party liquidators.
Pura Vida. We introduce new Pura Vida products seasonally, approximately three times a year (spring, summer, and fall). We release curated product assortments multiple times per season that each embody a trend that we believe resonates with our customer base. Each product launch collection typically consists of 50 to 100 SKUs. We offer a mix of seasonally inspired designs and next generation designs of core bestsellers. In April 2021, we launched our Pura Vida apparel collection of shirts and hoodies and plan to further expand apparel in fiscal 2023 with new silhouettes and materials.
Our Products
The following chart presents net revenues generated by each of the Company’s product categories and other revenues as a percentage of our total net revenues for fiscals 2022, 2021, and 2020.

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Accessories	34.5%	35.1%	31.3%
Bags	32.0%	28.2%	35.9%
Travel	17.5%	15.3%	21.9%
Home	8.6%	7.3%	7.2%
Apparel/Footwear	4.7%	11.1%	1.2%
Other (1)	2.7%	3.0%	2.5%
Total	100.0%	100.0%	100.0%
(1)Includes primarily stationery, licensing, freight, merchandising, and gift card breakage revenue.
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
Accessories. Accessories include Vera Bradley-branded fashion accessories such as wallets, wristlets, eyeglass cases, scarves, various technology accessories, as well as Pura Vida-branded accessories such as bracelets, rings, and necklaces. We believe our accessories are attractively priced and allow the consumer to include some color in her wardrobe. Our product development teams consistently update the accessories assortment based on consumer demand and fashion trends.
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
Apparel/Footwear. Our apparel and footwear category includes sleepwear, footwear, cotton face masks, outerwear, socks, scarves, and Pura Vida tees and hoodies. Cotton face mask sales began during fiscal 2021 at both Vera Bradley and Pura Vida.
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
Our product development team works closely with our marketing and merchandising teams to gather consumer insights through a variety of methodologies, including seasonal market research, in-store testing, scheduled interviews, and online and in-person surveys conducted by our internal team. Our work is also informed in part by market data analysis provided through our membership in industry services and organizations. The design and product development teams work to ensure that we offer products that are constructed to meet our design, function, construction, and quality standards in a cost-effective manner. We believe that, with our cross-functional, collaborative approach, we are able to introduce and market our products in a way that clearly communicates the Vera Bradley brand.
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships, licensing agreements, and brand collaborations. We currently have licenses in place for eyewear; collegiate (NCAA); bedding; technology accessories; stationery/drinkware; sleepwear and loungewear; certain footwear; female shaving products; outdoor furniture, accessories, and décor; wallpaper and luxury vinyl tile; and pickle ball racquets and accessories. We also have licensing agreements with Disney Consumer Products, Warner Brothers Consumer Products, Peanuts Worldwide, and certain U.S. Military forces. We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business.
Pura Vida. Pura Vida continues to develop new styles and re-invent existing styles. We have a cross-functional team that aligns product development with merchandising to strategically manage the design process. Our cross-functional team attends trade shows and performs market research to develop what we believe will be on-trend products that communicate and emulate the “pura vida” lifestyle. We also pursue brand extensions through licensing agreements and we have partnered with Shark Week, Warner Brothers Consumer Products, Disney Consumer Products, Sanrio, and other companies that are consistent with our brand.
Marketing
We believe that the growth of our brands and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley and Pura Vida brand personalities. We use marketing as a critical tool in our efforts to promote our brands.
Vera Bradley
Retention Advertising. We communicate with our established customers consistently throughout the year with regular e-mails, social media, and notifications, as well as seasonal direct mail related to the Vera Bradley brand. Our retention advertising is geared to keeping Vera Bradley top of mind with our customers, rewarding our customers, and providing them with news of our seasonal launches, new product introductions, and VB Cares initiatives.
New Customer Acquisition Advertising. We primarily employ digital (i.e., display banner, mobile, geo-targeting, and pre-roll video) advertising to increase overall brand awareness and attract new customers.
Public Relations and Product Placement. Vera Bradley has received considerable editorial exposure in the press, with mentions in Oprah Daily, In Style, People, Elle, WWD, Cosmopolitan, Good Housekeeping, and Forbes. In addition, we have expanded our public relations efforts to reach popular online influencers and bloggers.
Product placement of Vera Bradley products in feature-length films and on prime-time television shows remains strong with television placements in The Neighbors, Blackish, American Housewife, The Neighborhood, Mom, Ozark, The Blacklist, and Chicago Fire. Movie placements include: Don’t Look Up, Black Friday, Arthur the King, Jurassic World, Moxie, and The Prom.
Partnerships. During fiscal 2022, under the umbrella of VB Cares, we reinforced our position as a total stakeholder-focused and socially-conscious organization and continued to strengthen our community support and charitable initiatives that are meaningful to our customers and that make a significant impact on those in need, particularly women and children. Efforts included supporting the Vera Bradley Foundation for Breast Cancer, our national “Blessings in a Backpack” program, New Hope Girls, and Free Mom Hugs, among others.

Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to verabradley.com and to our Vera Bradley stores. Vera Bradley can be found on Facebook, Instagram, TikTok, Twitter, Pinterest, and YouTube.
For Vera Bradley, we have captured approximately 6.5 million active customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This information provides us with deeper insight into the products and categories that are of the highest interest to our customers, and allows us to better target our customers with appropriate messages. As of January 29, 2022, we had approximately 2.0 million Facebook fans and approximately 70,000 Twitter followers. Our Instagram has grown to approximately 560,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right bloggers to promote our products.
Direct Mail. Vera Bradley mailers are a vehicle for promoting the Vera Bradley brand and product portfolio. Each mailer is sent to a targeted customer mailing list. We believe our direct mail medium generates excitement and awareness about the Vera Bradley brand and allows us to reach both new and loyal customers in their homes.
Pura Vida
Our marketing effectiveness for the e-commerce channel was negatively impacted by the Apple IDFA update in fiscal 2022. This update negatively impacted our social media advertising and tracking, particularly Facebook and Instagram, which have been our primary marketing vehicles for growing the brand. We are putting additional resources in place to address this situation in fiscal 2023 with new data warehousing initiatives to maximize our first-party data and customer retention. In addition, as previously mentioned, we are continuing to diversify our marketing program by adding new marketing channels and leveraging SMS and email marketing more than in the past.
Retention Advertising. We connect with our established customers with regular emails, affiliate marketing, SMS marketing, and social media marketing. Our retention advertising focuses on informing Pura Vida customers of new product launches, exclusive offers, inventory restocks of best sellers, upselling subscription products, promoting referral and loyalty rewards, and the latest Pura Vida news.
New Customer Acquisition Advertising. Pura Vida focuses on digital advertising through Facebook, Instagram, TikTok, Google, Snapchat, and Pinterest to acquire new customers. We are consistently testing new audiences, channels, creative ads, and promotions to maximize our return on paid media spend.
Ambassador Program. We have a grassroots program of brand ambassadors who drive customers to our website and generate buzz in local communities, digitally through their social media channels, in person through events, and through word of mouth. This program helps us reach our customers in a peer-to-peer fashion, similar to word of mouth marketing. We acquire these brand ambassadors through advertising on Instagram and Snapchat, as well as regular promotion through our organic and retention channels.
Influencer Marketing. We have tiers of small to large sized influencers across various key markets and demographic profiles. We work with macro influencers on product collaborations and campaigns, and foster organic relationships with them through photoshoots, trips, and events which we believe drives organic growth for the brand. We have also built a network of micro influencers through our gifted program who post for our brand in exchange for product and exposure on our social channels.
Charity Collaborations. We actively partner with charities to donate to causes that are important to our customers. To date, we have donated over $4.0 million to various charities around the world.
Events Marketing. To reach our existing customers in person, to acquire new customers, and to expose customers to the experiential aspect of our brand, we have hosted several successful events at our flagship retail store in San Diego that opened in fiscal 2022. We have additional opportunities to expand our event marketing to include new retail stores as they open.
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

Channels of Distribution
We distribute our Vera Bradley products through our VB Direct and VB Indirect segments and Pura Vida products primarily through e-commerce and wholesale retailers. This multi-channel distribution model is designed to enable operational flexibility and maximizes the methods by which we can access potential customers.
Vera Bradley Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of January 29, 2022, we operated 70 full-line stores averaging approximately 1,900 square feet per store. Our sales associates are passionate about our products and customer service, which, we believe, translates into a superior shopping experience.
Factory Outlet Stores. Our factory outlet stores are a vehicle for selling factory exclusive styles, as well as retired merchandise at discounted prices, while maintaining brand integrity. Typically, approximately 95% of the merchandise found in our factory outlet stores consists of factory exclusive styles, although supply chain challenges in fiscal 2022 caused inventory levels of factory exclusive styles to fall below this level. Factory outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our factory outlet stores average approximately 3,400 square feet per store and we expect to invest approximately $0.5 million per new store, consisting of inventory, pre-opening costs, and build-out costs, less tenant-improvement allowances. As of January 29, 2022, we operated 75 factory outlet stores, all located in the United States.
Store Location Selection Strategy. Our store location decisions for both full-line and factory outlet stores are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. At this time, we do not believe all geographical markets have been fully penetrated by our distribution channels, although we have temporarily suspended full-line store growth and forecast that we will close additional full-line stores. We believe that long-term expansion of our store base will increase brand awareness and reinforce our brand image by contributing to our omni-channel retail strategy. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic.
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
E-Commerce. In 2006, we began selling our products through the verabradley.com website. The objective of verabradley.com is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. During fiscal 2021, we re-platformed our website to become more streamlined, nimble, and efficient in our technology platform and business processes. Since 2018, we have also operated an online outlet site to reduce clearance sales from verabradley.com. We had approximately 52 million visits to verabradley.com and our online outlet site during fiscal 2022.
Annual Outlet Sale. We have not held our annual outlet sale for the past two years as a result of the COVID-19 pandemic. We have also cancelled our calendar year 2022 sale. Our annual outlet sale is typically held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana each spring. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We will be assessing the feasibility of future annual outlet sales in calendar 2023 and beyond.
Vera Bradley Indirect Segment
As of January 29, 2022, we sold our products in approximately 1,800 specialty retail locations, as well as department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators, as well as through licensing agreements. In fiscal 2012, we launched our products in the department store channel. We are currently in approximately 300 department store locations.
The top 25% of our specialty retailers account for approximately 80% of total specialty retailer revenue. No single Indirect retailer represented more than 10% of consolidated net revenues in fiscal 2022, with the top ten Indirect retailers, representing in the aggregate approximately 55% of total Indirect segment net revenues. The majority of our Indirect retailers have been customers for over five years.

Indirect Sales Force
We believe that having a combination of an in-house field sales force and a third-party agency, covering certain geographies, results in a more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model. As of January 29, 2022, our in-house sales team consisted of approximately 25 full-time sales consultants.
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
Wholesale. The Pura Vida wholesale channel is comprised primarily of specialty stores including Tilly’s, The Buckle, The Paper Store, Ron Jon Surf Shops, Hallmark stores, Nordstrom, and Dillards, among others. Pura Vida also has a presence on Amazon through a third-party wholesaler. We have a combination of in-house and external sales personnel who work with our wholesale retailers regarding order fulfillment and compilation.
Retail. Pura Vida has one retail store location in San Diego, California, which opened in fiscal 2022. The Company expects to open approximately three additional retail store locations in fiscal 2023.
Manufacturing and Supply Chain Model
During fiscal 2022 for the Vera Bradley brand, we faced significant supply chain disruptions that caused delivery delays, as well as inbound and outbound freight cost increases. Surges in demand for shipping containers has caused the cost per container to rise significantly. In addition, the surge in imports has caused delays in getting ships into ports and congestion once the containers arrive at the ports. Oftentimes, this has added several weeks of delays to our deliveries. We are continuing to work diligently to mitigate the situation, including shortening the product development timeline and adding inventory coverage, but we expect shipping delays and freight expense increases to continue for the near future.
We have also been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the Generalized System of Preferences (“GSP”) duty-free status expiring at the end of calendar year 2020. We cannot guarantee if or when the GSP duty-free status will be reinstated or, if reinstated, retro-actively applied by Congress.
Vera Bradley
Our multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.
Our manufacturing and sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain, with a focus on identifying appropriate countries and partners to manufacture our products while maintaining and focusing on flexibility. Our sourcing team leverages its expertise in negotiation, relationship management, flexibility, and change management to maintain a strong, diverse global supply chain. Our sourcing team also focuses on achieving the right balance of production sites and countries of origin to mitigate the risk of concentrated production, including potential incremental tariffs. To continue to assist in this risk mitigation, our sourcing team reduced our Vera Bradley production in China from over 50% in fiscal 2019 to approximately 15% in fiscal 2022.
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
Approximately half of Vera Bradley product sales are cotton-based. Our other fabrics include primarily fleece, polyester, and microfiber. We source our raw materials from various suppliers in Asia, with the majority coming from China and South Korea. Our global sourcing team works with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. We actively mitigate raw materials price increases through purchasing at advantageous times and periods. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. We are continually updating our factory audit process and building a better compliance program to ensure our vendor code of conduct is met. In fact, in fiscal 2022 we moved from internal factory audits to partnering with BetterWork to conduct the audits. BetterWork brings diverse groups together (governments, global brands, factory owners, unions, and workers) to improve working conditions in the garment industry and make the sector more competitive. These audits encompass both the Vera Bradley and Pura Vida brands. In April 2016, we opened an office in Hong Kong to lead the global supply chain in Asia, including the oversight of sourcing and procurement.
The majority of our Vera Bradley finished goods, not sourced through licenses or strategic partners, are manufactured by a variety of global manufacturers located primarily in Cambodia, Vietnam, Indonesia, and China. We discontinued manufacturing in Myanmar in mid-2021. With the oversight of our office in Hong Kong and our independent contractors, we believe these financial benefits have been realized without sacrificing the level of quality inherent in our products or service to our customers.
Pura Vida
Pura Vida products are sourced primarily from El Salvador, as well as China, Guatemala, Cambodia, Indonesia, and India. We have continued an active supply chain diversification process to ensure a focus on maintaining flexibility and to help mitigate the risk of concentrated production, similar to the Vera Bradley supply chain.
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
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our information systems are designed to provide, among other things, enterprise class business management, comprehensive order processing for all commerce channels, production, accounting, and management information and analytics for the product development, retail, sales, marketing, distribution, finance, and human resources functions of our business. In fiscal 2021 at Vera Bradley, we migrated our ERP, POS, Business Intelligence, and Order Management systems to cloud-based platforms streamlining and simplifying our work and providing for additional capabilities such as mobile POS and multi-company operations on the same platform. We completed our ERP migration during fiscal 2022 for Pura Vida, so that our entire enterprise is on a unified technology platform. We continue to assess our on-premise and cloud-based technology solutions in an effort to ensure we have the optimal solutions for our business. In fiscal 2023, we are implementing a new suite of inventory planning tools to optimize full line assortments, localized assortments, pricing and promotion planning, and inventory positions.

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
Copyrights and Trademarks
For Vera Bradley, the development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have approximately 1,200 copyrights related to the Vera Bradley business.
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
As of January 29, 2022, we had approximately 2,490 employees. Of the total, approximately 1,775 were engaged in Vera Bradley retail selling positions; approximately 325 were engaged in Vera Bradley distribution, sourcing and quality functions; approximately 60 were engaged in Vera Bradley product design; approximately 50 were involved in the Pura Vida business; and approximately 280 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage other than as related to temporary stoppages necessitated by the COVID-19 pandemic.
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

Every year, we conduct an associate engagement survey in order to better understand our associates’ insights into our Company’s strengths and opportunities. In 2021, we once again had outstanding participation, with approximately 80% of our associates sharing their candid feedback. Our 2021 overall engagement score was once again above average in all categories compared to peer companies with some categories in the upper quartile compared to peer companies. The feedback gave us insight into improvement opportunities and was instrumental in decisions we made to shape, strengthen, and improve our Company. As a result of the survey feedback, over the last several years we have made meaningful improvements to benefits, career development, compensation, mental health and wellness programs, and our facilities. We believe listening to our associates’ feedback provided through the annual Engagement Surveys continually strengthens our corporate culture.
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
We are subject to federal, state, local, and foreign laws and regulations governing environmental matters, including the handling, transportation, and disposal of our products and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for corrective action, penalties, or the imposition of other liabilities. Compliance with environmental laws and regulations has not had a material effect upon our capital expenditures, earnings, or competitive position. If we violate any laws or regulations, however, it could have a material adverse effect on our business or financial performance.
Information About Our Executive Officers
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Robert Wallstrom	56	Chief Executive Officer, President and Director, Vera Bradley, Inc.
John Enwright	49	Chief Financial Officer, Vera Bradley, Inc.
Mark C. Dely	46	Chief Administrative & Legal Officer and Corporate Secretary, Vera Bradley, Inc.
Daren Hull	48	Brand President, Vera Bradley
Kevin Korney	52	Chief Merchandising Officer, Vera Bradley
Beatrice Mac Cabe	43	Chief Creative Officer, Vera Bradley
Stephanie Scheele	45	Chief Purpose & Communication Officer, Vera Bradley, Inc.
Mary Beth Trypus	56	Chief Revenue Officer, Vera Bradley
Paul Goodman	33	Co-founder, Pura Vida
Griffin Thall	35	Co-founder, Pura Vida

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
Daren Hull was promoted to Vera Bradley Brand President in February 2021 with a focus on building customer engagement and expanding revenue while cultivating the ethos of the Vera Bradley brand. Prior to this, Mr. Hull served as our Chief Customer Officer since July 2018 where he was responsible for all sales, marketing, and digital initiatives. Prior to joining Vera Bradley, Mr. Hull served as Senior Vice President, Stores and West Elm Digital for Williams-Sonoma, a consumer retailer of cookware and tools, electrics, entertainment-related, and other products, where he evolved the technology and customer experience from November 2016 until July 2018. Between November 2015 and September 2016, he served as Chief Operating Officer of Outdoor Voices where, among other things, he developed the team, process, programs, and infrastructure to drive revenue growth. Between July 2015 and November 2015 he served as SVP Global eCommerce, Head of Disruptive Innovation at PepsiCo and between January 2012 and April 2015, he served as General Manager for MyHabitat at Amazon. Mr. Hull gained additional experience with L'Oreal and Guthy-Renker.
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
Stephanie Scheele was named Chief Purpose and Communications officer in 2021. Before that, Ms. Scheele was Vera Bradley’s Chief Marketing Officer from April 2018 until 2021. Prior to April 2018, Ms. Scheele served as our Vice President – Marketing Strategy and Operations since 2015, leading the insights and customer database programs and overseeing the marketing strategy team. Ms. Scheele has spent over 15 years with Vera Bradley in various roles of increasing responsibility.
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
Our operations are currently subject to significant disruptions as a result of the COVID-19 pandemic. The pandemic has resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. We temporarily closed our retail stores on March 19, 2020. On May 5, 2020, we began to reopen our retail stores in a phased approach, with all stores open as of the end of fiscal 2021. Despite the reopening of our retail stores, we have experienced, and may continue to experience, significantly reduced traffic, demand, and sales. Further, new variants of the virus and new and evolving guidance and mandates from governments and public health officials, may necessitate additional closures to some, or all, of our retail stores, the stores of our Indirect segment partners and Pura Vida wholesale retailers, or otherwise detrimentally impact aspects of our operations. The pandemic has also and may continue to reduce consumers' willingness and ability to travel to major cities and vacation destinations in which some of our stores are located.
Although not material as of the date of this filing, COVID-19 has led to temporary factory closures and production and logistics constraints due to workforce availability, as well as global supply chain challenges such as vessel and container shortages and port congestion. As a result of the aforementioned restrictions, or other related factors, we have experienced and may continue to experience delayed shipments and increased shipping costs for some of our fiscal 2023 merchandise. We may also be adversely impacted should the pandemic compromise operations at our corporate headquarters and distribution center located in Roanoke, Indiana.
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
Measures to mitigate COVID-19 impacts to our business may result in additional risk exposure or prove ineffectual. For example, we have and may continue to incur additional interest costs associated with borrowings under our Credit Agreement. We may also from time to time use air freight as a shipping method to expedite the receipt of certain inventory, causing us to incur additional freight costs.
Our management team continues to focus on mitigating the risk of the COVID-19 pandemic. This may result in less time to concentrate on other areas of the business, including operations, than prior to the pandemic and may cause increased risks to our ability to effectively manage our business operations if conditions related to the pandemic were to continue or worsen.
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
We currently sell our Vera Bradley-branded products into two segments: Direct to consumers through Vera Bradley full-line and factory outlet stores in the United States, verabradley.com and verabradley.ca, the Vera Bradley online outlet site, and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana; and through our Vera Bradley Indirect wholesale business which consists of sales to specialty retail locations, department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, as well as royalties recognized through licensing agreements related to the Vera Bradley brand. We currently sell our Pura Vida-branded products direct to consumers through our e-commerce websites, puravidabracelets.com, puravidabracelets.eu, and puravidabracelets.ca, through wholesale retailers, and through our first retail store opened in August 2021. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales. If our omni-channel distribution model is unsuccessful, our business, financial condition, and results of operations could be materially adversely affected.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth prospects include our ability to successfully open new stores and operate new and current Vera Bradley and Pura Vida stores. In recent years, however, Vera Bradley comparable store sales have declined. Consequently, the rate at which we have opened new stores has slowed and we do not currently plan to open any new full-line stores during fiscal 2023. We have closed a total of 44 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close additional full-line stores. We plan to open additional Vera Bradley factory outlet stores and Pura Vida retail stores during fiscal 2023. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
We have closed a total of 44 underperforming full-line stores and one underperforming factory outlet store since the beginning of fiscal 2018 and forecast that we will close additional full-line stores. We could, in the future, decide to close additional stores beyond those currently forecasted that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.
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
Any significant disruption in the operation of these facilities due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventory and could adversely affect our product distribution and sales until such time as we could secure alternative facilities. In addition to the aforementioned events, the COVID-19 pandemic could cause disruptions in our distribution operations if we were to temporarily suspend operations, or if we are unable to obtain the staffing levels required to effectively operate the facilities. If we encounter difficulties with our distribution facilities or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, growth could require us to further expand our current facilities, which could affect us adversely in ways that we cannot predict.
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
We used the purchase method of accounting to account for the acquisition of a majority interest in Pura Vida consummated on July 16, 2019. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The purchase price allocation resulted in a goodwill value of $44.3 million and a value of $61.7 million related to other intangible assets. The carrying value of these assets as of January 29, 2022, was $44.3 million and $44.2 million, respectively. When the Company performs impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

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
We remain dependent on information technology systems and networks, including the Internet, for a significant portion of our sales, primarily through our e-commerce operations and credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. As part of our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including the transmission of credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, ransomware or other similar events. Any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third-party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business and results of operations. We do not control third-party service providers and cannot guarantee that electronic or physical computer break-ins and security breaches will not occur in the future. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors, and reduce our ability to attract and retain customers. We may also incur significant costs in complying with the various applicable state, federal, and foreign laws regarding unauthorized disclosure of personal information.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce websites in the U.S., Europe, and Canada. Given the complexity of our business and the significant number of transactions that we engage in, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventive efforts, including back-up systems, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.
During the second quarter of fiscal 2020, we began a two-year process of re-platforming our enterprise resource planning and other key information systems to become more streamlined, nimble, and efficient in our technology platform and business processes. We continue to assess our on premise and cloud-based technology solutions in an effort to ensure we have the optimal solutions for our business. However, there are risks and uncertainties related to this re-platforming that could have a material adverse effect on our business, financial condition and results of operations, including, among other things, the integration into our processes and procedures, system disruptions, and change management.
We are exposed to business risks as a result of our e-commerce operations.
We operate e-commerce stores at www.verabradley.com, which includes an online outlet site we created in fiscal 2018, www.verabradley.ca, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our systems and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce, and the accessories industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations, and/or cash flows.
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
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived asset groups may not be recoverable. If we determine that the carrying value of long-lived asset groups are not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal years 2022 and 2021 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $0.1 million and $7.4 million during fiscal years 2022 and 2021, respectively, within selling, general, and administrative expenses in the consolidated statements of operations to write down the carrying values of these stores' long-lived asset groups to their estimated fair values.
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
Currently, none of our employees are represented by a union. Nevertheless, our employees have the right at any time under the National Labor Relations Act to organize or affiliate with a union. If some or all of our workforce were to become unionized, our business could be exposed to increased risk of work stoppages and slowdowns. In addition, if the terms of the collective bargaining agreement were significantly more favorable to union workers than our current pay-and-benefits arrangements, our costs would increase and our results of operations would suffer.

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
The Financial Conduct Authority (the authority that regulates LIBOR) began to phase out LIBOR by the end of 2021 and announced that it would completely phase out LIBOR by June 30, 2023. It is unclear which new methods of calculating interest rates or benchmarks will be adopted. The replacement of LIBOR with an alternative rate or benchmark may adversely affect interest rates and result in higher borrowing costs. This development could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the termination of LIBOR or the establishment and use of alternative rates or benchmarks. We may need to renegotiate our revolving credit facility or incur other indebtedness and the use of an alternative rate or benchmark may negatively impact the terms of such indebtedness. Assuming LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
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
•our entry into new markets;
•the impact of wars, hostilities, riots, social unrest or acts of terrorism on trading markets;
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
Our business could be negatively affected as a result of the actions of activist shareholders.
Over the last few years, proxy contests and other forms of shareholder activism have been directed against numerous public companies in retail businesses. We could become engaged in a consent solicitation, or proxy contest, or experience other shareholder activism, in the future. Activist shareholders may advocate for certain governance and strategic changes at our company. In the event of shareholder activism, particularly with respect to matters which our Board of Directors (“Board”), in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management, and perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, and customers.
In addition, if faced with a consent solicitation or proxy contest, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. If individuals are elected to our Board with a differing agenda, our ability to effectively and timely implement our strategic plans and create additional value for our shareholders may be adversely affected.
A limited number of shareholders control a significant percentage of the voting power of our common stock, and therefore investors may have diminished ability to determine the outcome of shareholder votes.
Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller, and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 17.6% of our outstanding shares of common stock as of January 29, 2022. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation, and significant corporate transactions. This concentrated ownership of outstanding common stock may diminish an investor's ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or interests of investors. As a result, we may take actions that investors do not believe to be in our interests or their interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
Our actual operating results may differ significantly from our guidance, which could cause incongruous fluctuation in our stock price.
From time to time, we provide guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines our guidance and no such person expresses any opinion or any other form of assurance with respect thereto.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of January 29, 2022. The leases on the leased properties expire at various times through 2032, subject to renewal options.

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
As of January 29, 2022, we also leased 149 store locations in the United States, including three store locations to be opened in fiscal 2023. See below for more information regarding the locations of our open stores as of January 29, 2022.
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

Store Locations
Vera Bradly. Our Vera Bradley full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of Vera Bradley full-line and factory outlet stores we operated in each state as of January 29, 2022:

State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Factory Outlet Stores	State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Factory Outlet Stores
Alabama	1	1	Minnesota	1	1
Arizona	1	1	Mississippi	—	2
Colorado	2	1	Missouri	1	2
Connecticut	2	1	Nebraska	—	1
Delaware	1	1	Nevada	—	1
Florida	2	9	New Hampshire	—	1
Georgia	1	3	New Jersey	7	3
Hawaii	1	1	New York	5	5
Illinois	4	1	North Carolina	—	6
Indiana	2	2	Ohio	3	1
Iowa	1	1	Oklahoma	2	1
Kansas	1	1	Pennsylvania	5	4
Kentucky	1	1	South Carolina	—	3
Louisiana	1	1	Tennessee	2	2
Maryland	4	1	Texas	11	7
Massachusetts	1	1	Utah	—	1
Michigan	5	2	Virginia	1	3
			Wisconsin	1	2
			Totals	70	75
Pura Vida. In August 2021, we opened our first Pura Vida full-line retail store in San Diego, California.
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
In August of 2019, Vesi Incorporated (“Vesi”) filed suit against the Company in the U.S. District Court for the Southern District of Ohio related to the Company’s licensing business and alleging breach of fiduciary duty, unfair competition, defamation, and tortious interference with prospective business relationships. The complaint seeks damages in an amount not less than $10.0 million for punitive damages, attorney fees, prejudgment interest, and any other additional relief. The Company has denied any liability and intends to vigorously defend itself in the case. In November 2019, the Company filed a counterclaim against the principals of Vesi as personal guarantors for monies owed to the Company by Vesi. The Company has filed a motion for summary judgement asking the Court to dismiss all claims with prejudice and grant judgment on its counterclaim. The motion is fully briefed and the Company is awaiting a decision from the Court. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

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
As of March 27, 2022, we had approximately 25 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
The following tables detail activity under the 2018 and 2021 Share Repurchase Programs during the thirteen weeks ended January 29, 2022. Refer to Note 13 of the Notes to the Consolidated Financial Statements as set forth in Part II, Item 8. of this Annual Report on Form 10-K for additional information regarding our share repurchase programs.
Details regarding the activity under the 2018 Share Repurchase Program during the thirteen weeks ended January 29, 2022 are set forth below. The 2018 Share Repurchase Program expired on December 11, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 31, 2021 - November 27, 2021	72,769	$10.47	72,769	$30,059,757
November 28, 2021 - January 1, 2022	71,136	9.19	71,136	—
January 2, 2022 - January 29, 2022	—	—	—	—
	143,905	$9.84	143,905

Details regarding the activity under the 2021 Share Repurchase Program during the thirteen weeks ended January 29, 2022 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 31, 2021 - November 27, 2021	—	$—	—	$—
November 28, 2021 - January 1, 2022	200,413	8.43	200,413	48,310,797
January 2, 2022 - January 29, 2022	307,186	8.20	307,186	45,792,026
	507,599	$8.29	507,599

Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends. The payment of dividends is evaluated on a periodic basis.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between January 28, 2017, and January 29, 2022, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on January 28, 2017, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

250
200
150
100
50
0
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
Vera Bradley, Inc.
S&P 500 Index
S&P Apparel, Accessories, and Luxury Goods Index

Company/Market/Peer Group	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022
Vera Bradley, Inc.	$100.00	$80.43	$76.38	$82.58	$72.84	$68.19
S&P 500 Index	$100.00	$122.83	$122.76	$149.23	$174.97	$211.72
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$127.65	$118.97	$109.61	$107.20	$105.59

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report, particularly under the headings “Risk Factors” and “Business.” This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity, and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See “Forward-Looking Statements.” These forward-looking statements are subject to numerous risks and uncertainties, including those described under “Risk Factors.” Our actual results could differ materially from those suggested or implied by any forward-looking statements.
The COVID-19 Pandemic
During fiscal 2021, the COVID-19 pandemic resulted in global travel restrictions, quarantines, and certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. Although the Vera Bradley and Pura Vida e-commerce operations remained open during this time, the aforementioned items had a material adverse impact on overall consumer demand, traffic, and sales during the period. We took various actions to navigate the pandemic which included, but were not limited to, temporarily closing all Vera Bradley store locations on March 19, 2020; temporarily furloughing 80% of our workforce during the middle of the first quarter; temporarily reducing base compensation for certain associates; preserving cash by drawing on our Credit Agreement, which was repaid during the fourth quarter of the 2021 fiscal year; and managing inventory, rent, and other expenses. During the second quarter of fiscal 2021, we brought back substantially all associates from furlough and began to reinstate portions of the base compensation reductions.

On May 5, 2020, we began to open our Vera Bradley retail stores in a phased approach. All factory and full line stores were opened as of the end of the prior-year, although with reduced hours, lower staffing levels, reduced foot traffic, and greatly enhanced safety protocols.

Our retail stores remained open during fiscal 2022; however, guidance and mandates from governments and public health officials may necessitate closures to some, or all, of our retail stores which we cannot predict. We have also experienced certain global supply chain disruptions due in part to the COVID-19 pandemic further discussed under Supply Chain Disruptions below.

The sales of cotton face masks, coupled with a full year of Pura Vida operations, helped to offset sales declines otherwise associated with Vera Bradley in fiscal 2021. Net revenues from masks represented approximately 2% and 10% of consolidated net revenues for fiscals 2022 and 2021, respectively.

We cannot predict the impact that the COVID-19 pandemic could have on our future liquidity, operating results, and financial condition, but it could have a significant adverse effect on these metrics.
Supply Chain Disruptions
During fiscal 2022 for the Vera Bradley brand, we faced supply chain disruptions that caused delivery delays. We are working diligently to mitigate the situation, but expect shipping delays and inbound and outbound freight expense increases to continue for the near future. We have also been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the Generalized System of Preferences (“GSP”) duty-free status expiring at the end of calendar year 2020. We cannot guarantee if or when the GSP duty-free status will be reinstated and retro-actively applied by Congress. These matters could have a material adverse effect on our liquidity, operating results, and financial condition.
In the fourth quarter of fiscal 2022, we began initiating strategic price increases across both of our brands to mitigate some of these inflationary and supply chain pressures, and we will continue to implement price increases throughout fiscal 2023.
Executive Summary
Some of our major achievements for fiscal 2022 are as follows:
•In the Vera Bradley product area:
•We accelerated our robust fabric innovation pipeline to develop new fabric offerings and continued to build on our platform of sustainable fabrics. We expanded our full-line Performance Twill and recycled Re-Active collections and our Factory Ultralight fabrication and launched our Cotton ReIMAGINED Collection crafted from 50% recycled and 50% conventional cotton. We are constantly researching and innovating to bring our customers more eco-friendly options, with a goal of updating 100% of our fabrics to more sustainable alternatives by 2025.
•We continued another year of high-profile product collaborations with several iconic brands, including Disney, Harry Potter, and Crocs to create and sell limited-edition product collections and launched our collaboration with Classic Accessories for a first-ever outdoor collection.
•We expanded our apparel collection, adding graphic tees, puffer jackets, vests, leggings, and a larger selection of pajamas to our already popular cozy collection of sleepwear and robes.
•In the Vera Bradley distribution area:
•We continued to strengthen and rationalize our store base. We opened six new factory stores and closed five underperforming full-line stores, ending the fiscal year with 70 full-line and 75 factory locations.
•We continued to focus on enhancing and reinventing the customer experience in our full-line stores, and certain digital shopping additions that gained popularity during the pandemic have remained popular, like appointment selling, buy-online/pick-up in-store, and curbside pickup.
•We continued to expand our options for customers to shop.
•We launched our Canadian website as our first international, localized website experience which is managed internally.
•We continue to be excited about alternative payments such as AfterPay, which is driving higher units per transaction and increased sales.
•As sustainability and resale continue to gain traction, so does our partnership with ThredUp, which was launched in early fiscal 2022.
•We added Chewy.com as a new distribution partner for our line of pet products.
•We opened a Vera Bradley store in the LAX airport as part of our travel expansion focus.
•In the Vera Bradley marketing area:
•Our investments in customer data science and business analytics have continued to position us well, allowing us to collect and analyze data and respond to customer changes and adjust marketing spend in an agile way.
•We continue to engage, diversify, and grow our customer base through analytics, targeted marketing, and VB Cares efforts. Vera Bradley’s customer count grew by nearly 15% over last year essentially bringing us back to pre-pandemic levels, and social media followers continue to grow, with Facebook at nearly 2 million, Instagram approaching 600,000, and TikTok climbing.
•Our targeted digital media, traditional media, and public relations efforts drove increased brand awareness and improved earned media, with total media impressions up approximately 140% to slightly over 22 billion for the year.
•Our customer service model and voice of the customer program continued to drive industry-leading customer satisfaction scores.
•Regarding Pura Vida's infrastructure:
•We completed Pura Vida’s ERP integration, so that our entire enterprise is now on a unified technology platform, allowing for enhanced capabilities in sourcing, customer service, CRM, and data analytics.
•We strengthened key merchandising, inventory planning, and customer analytics’ functions at Pura Vida.
•In the Pura Vida Product area:
•We continued to show strength as a lifestyle brand by successfully expanding into new product categories, including shirts, hoodies, and backpacks. This lifestyle appeal will continue to be a key driver of growth.
•We entered into several high-profile product collaborations, including Hello Kitty, Disney, and Harry Potter, bringing new customers to our brand. In addition, we launched our first jewelry collection with Outer Banks star and influencer Madison Bailey, which is appealing to a more diverse customer.
•In the Pura Vida Distribution area:
•Pura Vida opened its first retail store in San Diego’s Westfield UTC Mall in August. Since opening, sales have far surpassed expectations in our San Diego e-commerce business relative to the rest of the country demonstrating the power a retail presence has in driving digital sales, omni-channel loyalty, and spending.
•We continued to add new wholesale partnerships, adding over 400 new accounts in fiscal 2022, exceeding our expectations. In addition, Dillard’s joined Nordstrom as a Pura Vida department store distributor.

•We added Pura Vida shop-in-shops to 23 full-line Vera Bradley stores and completed our roll out of the Pura Vida charity bracelet program to all Vera Bradley full-line and factory locations.
•In the Pura Vida Marketing area:
•Pura Vida’s social media engagement remains exceptional, as one of the most highly-engaged brands in the accessories space on social media, with over 2.0 million Instagram followers and over 450,000 TikTok followers, a little more than a year after launch.
•Pura Vida continued to rank at the top of the industry for our net promoter and customer satisfaction scores.
•We reinforced our commitment to be a Purpose- and ESG-driven organization.
•In fiscal 2022, Pura Vida completed its B-Corp Impact Assessment, and in February 2022 was awarded the B Corporation Certification.
•We continued to strengthen our community support and charitable efforts under the umbrella of VB Cares, particularly through organizations that can profoundly improve the lives of women and children, including raising $1.5 million to the Vera Bradley Foundation Center for Breast Cancer Research, bringing total contributions to date to $37.5 million, and entering the third consecutive year of partnership with Blessings in a Backpack, raising and donating approximately $750,000 to date, with the help of our customers, to the organization.
•Charity bracelets and other products continued to be an important element of the Pura Vida lifestyle and an important draw for our cause-minded customers. To date, Pura Vida has raised and donated over $4.0 million to a myriad of special causes.
•We amplified our Company-wide diversity and inclusion initiative, Project Quilt, to continue to enhance diversity, equality, and inclusion, focusing on three key areas – the Associate Experience, the Customer Experience, and the Community Experience.
•We further strengthened and diversified our Board of Directors with the addition of Nancy Twine, bringing our female board representation to 60%, making us one of only 8% of the Russell 3000 Index companies with gender-balanced boards according to the 50/50 Women on Boards Gender Diversity Directory™.
Financial Summary
Refer to “The COVID-19 Pandemic” for additional information regarding the impacts of the pandemic on fiscal 2021 financial results.
•Net revenues were $540.5 million in fiscal 2022 compared to $468.3 million in fiscal 2021.
•Vera Bradley Direct (“VB Direct”) segment sales were $354.9 million in fiscal 2022 compared to $289.3 million in fiscal 2021.
•Vera Bradley Indirect (“VB Indirect”) segment sales were $66.0 million in fiscal 2022 compared to $66.5 million in fiscal 2021.
•Pura Vida segment sales were $119.6 million in fiscal 2022 compared to $112.5 million in fiscal 2021.
•Gross profit was $287.9 million (53.3% of net revenue) in fiscal 2022 compared to $265.5 million (56.7% of net revenue) in fiscal 2021. COVID-19-related purchase order cancellations totaled $1.3 million (0.3% of net revenue) during fiscal 2021.
•SG&A expenses were $262.0 million (48.5% of net revenue) in fiscal 2022 compared to $252.6 million (53.9% of net revenue) in fiscal 2021.
•During fiscal 2022, SG&A expenses included $3.1 million of Pura Vida intangible asset amortization and $0.1 million of store asset impairment charges.
•During fiscal 2021, SG&A expenses included $9.2 million of Pura Vida intangible asset amortization and other purchase-related charges; $7.4 million of store asset impairment charges; $2.7 million of charges related to Project Novus; and $0.2 million of COVID-19-related charges.
•Operating income was $26.9 million (5.0% of net revenue) in fiscal 2022 compared to $13.1 million (2.8% of net revenue) in fiscal 2021.
•During fiscal 2022, operating income included $3.1 million of Pura Vida intangible asset amortization and $0.1 million of store asset impairment charges.

•During fiscal 2021, operating income included $9.2 million of Pura Vida intangible amortization and other purchase-related charges; $7.4 million of store asset impairment charges; $2.7 million of charges related to Project Novus; and $1.5 million of COVID-19-related charges.
•Net income attributable to Vera Bradley, Inc. was $17.8 million in fiscal 2022 compared to $8.7 million in fiscal 2021.
•During fiscal 2022, net income attributable to Vera Bradley, Inc. included $1.8 million of Pura Vida intangible asset amortization and store impairment charges.
•During fiscal 2021, net income attributable to Vera Bradley, Inc. included $5.0 million of Pura Vida intangible asset amortization and purchase-related charges; $4.5 million of store asset impairment charges; $2.1 million of charges related to Project Novus; and $1.1 million of COVID-19-related charges.
•Diluted net income per share was $0.52 in fiscal 2022 compared to $0.26 in fiscal 2021. The aforementioned charges impacted net income per share by $0.05 and $0.38 in fiscal 2022 and 2021, respectively.
•Cash, cash equivalents, and investments were $88.4 million at January 29, 2022 compared to $65.5 million at January 30, 2021.
•Capital expenditures for fiscal 2022 totaled $5.5 million compared to $5.7 million for fiscal 2021.
•Repurchases of common stock for fiscal 2022 totaled $7.7 million, or 0.9 million shares, compared to $2.9 million, or 0.4 million shares, in fiscal 2021.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; the Vera Bradley websites verabradley.com and verabradley.ca; and our Vera Bradley online outlet site. There were no sales from our Vera Bradley annual outlet sale in Fort Wayne, Indiana for the past two years as it was cancelled due to the COVID-19 pandemic. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, through the distribution of Pura Vida-branded products to wholesale retailers, and through Pura Vida's first retail store opened in August 2021.
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
As a result of the temporary closure of all Vera Bradley stores due to COVID-19 during portions of the first and second quarters of fiscal 2021, the Company's fiscal 2022 and fiscal 2021 comparable store sales and comparable sales calculations are not meaningful and therefore are not provided.
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
Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations. SG&A expenses include intangible asset amortization and store impairment charges.
Other Income, Net
Other income, net primarily includes certain legal settlements and sales tax credits received for timely filings. Fiscal year 2020 included proceeds from the sales of tickets to our annual outlet sale.
Operating Income
Operating income is equal to gross profit less SG&A expenses plus net other income. Operating income excludes interest income, interest expense, and income taxes.
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
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million payable during the first quarter of calendar year 2020 based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was made during the first quarter of fiscal 2021 totaling $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. There were no transaction costs during fiscals 2022 and 2021. Pre-tax transaction costs totaled $2.7 million for fiscal 2020. These costs are recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and within corporate unallocated expenses.
Pura Vida has been fully consolidated within our financial statements beginning on July 17, 2019, the first full day following the acquisition. Pura Vida was also added as a reportable segment as a result of the acquisition. Refer to Note 14 to the Notes to the Consolidated Financial Statements herein for additional information regarding the Pura Vida acquisition.
Impairment Charges
Property, plant, and equipment and lease right-of-use assets (the “asset group” for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Notes to the Consolidated Financial Statements herein. Impairment charges of $0.1 million and $7.4 million were recognized in the fiscal years ended January 29, 2022 and January 30, 2021, respectively, for property, plant, and equipment assets and lease right-of-use assets related to underperforming stores and are included in SG&A expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows. The impairment charges are included in the VB Direct segment. There were no impairment charges recorded during the fiscal year ended February 1, 2020. The COVID-19 pandemic, including the temporary closure of Vera Bradley retail stores beginning in mid-March of fiscal 2021, significantly impacted the Company's operations and cash flows which was the main driver of the impairment charges in fiscal 2021. We are unable to predict the extent of the impact that the COVID-19 pandemic will have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.

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

	Fiscal Year Ended (1)
($ in thousands)	January 29, 2022	January 30, 2021	February 1, 2020
Statement of Income Data:
Net revenues	$540,453	$468,272	$495,212
Cost of sales	252,510	202,754	223,411
Gross profit	287,943	265,518	271,801
Selling, general, and administrative expenses (2)	261,993	252,588	253,425
Other income	961	135	1,098
Operating income	26,911	13,065	19,474
Interest expense (income), net	263	1,203	(1,085)
Income before income taxes	26,648	11,862	20,559
Income tax expense (3)	6,430	1,173	5,315
Net income	20,218	10,689	15,244
Less: Net income (loss) attributable to redeemable noncontrolling interest	2,380	2,008	(803)
Net income attributable to Vera Bradley, Inc.	$17,838	$8,681	$16,047
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	46.7%	43.3%	45.1%
Gross profit	53.3%	56.7%	54.9%
Selling, general, and administrative expenses	48.5%	53.9%	51.2%
Other income	0.2%	—%	0.2%
Operating income	5.0%	2.8%	3.9%
Interest expense (income), net	—%	0.3%	(0.2)%
Income before income taxes	4.9%	2.5%	4.2%
Income tax expense	1.2%	0.3%	1.1%
Net income	3.7%	2.3%	3.1%
Less: Net income (loss) attributable to redeemable noncontrolling interest	0.4%	0.4%	(0.2)%
Net income attributable to Vera Bradley, Inc.	3.3%	1.9%	3.2%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and Vera Bradley full-line and factory outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	January 29, 2022	January 30, 2021	February 1, 2020
Net Revenues by Segment:
VB Direct	$354,875	$289,274	$347,484
VB Indirect	66,001	66,517	81,811
Pura Vida	119,577	112,481	65,917
Total	$540,453	$468,272	$495,212
Percentage of Net Revenues by Segment:
VB Direct	65.7%	61.8%	70.2%
VB Indirect	12.2%	14.2%	16.5%
Pura Vida	22.1%	24.0%	13.3%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Vera Bradley Store Data (4):
Total stores opened during period	6	6	6
Total stores closed during period	(5)	(13)	(11)
Total stores open at end of period	145	144	151
Comparable sales (including e-commerce) increase (5)	NM	NM	3.4%
Total gross square footage at end of period	397,037	380,100	386,028
Average net revenues per gross square foot (6)	$633	NM	$652

(1)The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2022, 2021, and 2020 consisted of 52 weeks.
(2)Impairment charges, related to underperforming stores, totaled $0.1 million and $7.4 million during the fiscal years ended January 29, 2022 and January 30, 2021, respectively. There were no impairment charges recorded during the fiscal year ended February 1, 2020.
(3)Includes a $2.8 million tax benefit related to the net operating loss carryback provisions of the CARES Act in fiscal 2021.
(4)Includes Vera Bradley full-line and factory outlet stores.
(5)Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Increase is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. As a result of Vera Bradley retail stores being temporarily closed for approximately half of the first and second quarters of fiscal 2021, comparable sales were not meaningful and were therefore not provided for fiscal years 2022 and 2021.
(6)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. As a result of Vera Bradley retail stores being temporarily closed for approximately half of the first and second quarters of fiscal 2021, average net revenues per gross square foot were not meaningful and were therefore not provided for fiscal year 2021.

Fiscal 2022 Compared to Fiscal 2021
Net Revenues
For fiscal 2022, net revenues increased $72.2 million, or 15.4%, to $540.5 million, from $468.3 million for fiscal 2021.
VB Direct. For fiscal 2022, net revenues increased $65.6 million, or 22.7%, to $354.9 million, from $289.3 million for fiscal 2021. The increase primarily resulted from higher store sales in the current-year since in the prior-year the Company’s stores temporarily closed, as a result of COVID-19, beginning on March 19, 2020. The stores began to re-open on May 5, 2020 of the prior-year. The increase was partially offset by a decline in mask sales compared to the prior-year period. We also opened six Vera Bradley factory outlet stores over the past 12 months.
VB Indirect. For fiscal 2022, net revenues decreased $0.5 million, or 0.8%, to $66.0 million, from $66.5 million for fiscal 2021. The decline was primarily due to a reduction in mask sales compared to the prior-year period, partially offset by an increase in orders from specialty and certain key accounts in other product categories, largely related to the impacts of COVID-19 in the prior-year period.
Pura Vida. For fiscal 2022, net revenues increased $7.1 million, or 6.3%, to $119.6 million, from $112.5 million for fiscal 2021. Pura Vida wholesale sales increased over the prior-year period, which was impacted by the COVID-19 pandemic. Our marketing effectiveness for the e-commerce channel was negatively impacted by the Apple IDFA update in the current-year period resulting in a decline in e-commerce sales. This update impacted Facebook and Instagram, which have been our primary marketing vehicles.
Gross Profit
For fiscal 2022, gross profit increased $22.4 million, or 8.4%, to $287.9 million, from $265.5 million for fiscal 2021. As a percentage of net revenues, gross profit decreased to 53.3% for fiscal 2022, from 56.7% for fiscal 2021. Increased shipping expense and incremental expense from the expiration of the GSP duty-free status negatively impacted the gross profit as a percentage of net revenues for the current-year by approximately 145 basis points and 70 basis points, respectively. Higher-margin mask sales benefited the prior-year gross profit as a percentage of net revenues by approximately 200 basis points, which did not recur in the current-year. The prior-year period also included charges for the cancellation of certain purchase orders due to COVID-19, which totaled $1.3 million and negatively impacted gross margin as a percentage of net revenues by 30 basis points.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2022, SG&A expenses increased $9.4 million, or 3.7%, to $262.0 million, from $252.6 million for fiscal 2021. As a percentage of net revenues, SG&A expenses were 48.5% and 53.9% for fiscal 2022 and fiscal 2021, respectively. SG&A expenses related to Vera Bradley and corporate unallocated were $205.8 million compared to $194.7 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $56.2 million compared to $57.9 million in the comparable prior-year period. The increase in consolidated SG&A expenses for fiscal 2022 was primarily due to:
•Vera Bradley initiatives in the prior-year period to reduce expenses in light of COVID-19 including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; certain expense reductions associated with the CARES Act retention credit; and reducing other non-payroll expenses including marketing that did not recur in the current-year period; and
•Amortization expense of certain cloud computing costs associated with Project Novus technology enhancements.
The aforementioned increases in SG&A expenses were partially offset by:
•A reduction of $7.3 million of Vera Bradley store impairment charges;
•A $5.9 million reduction of intangible asset amortization associated with the Pura Vida acquisition; and
•A reduction in depreciation expense primarily as a result of legacy software depreciation from the prior-year.
SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned items, as well as SG&A expense leverage associated with increased sales.
Other Income, Net
For fiscal 2022, net other income increased $0.9 million to $1.0 million, from $0.1 million for fiscal 2021. The increase in net other income was primarily due to legal settlements in the current-year period.
Operating Income
For fiscal 2022, operating income increased $13.8 million, or 106.0%, to $26.9 million from $13.1 million for fiscal 2021. As a percentage of net revenues, operating income was 5.0% and 2.8% for fiscal 2022 and fiscal 2021, respectively. Operating income increased due to the factors described above.
The following table provides additional information about our operating income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	January 29, 2022	January 30, 2021
Operating Income:
VB Direct	$73,506	$48,524	$24,982	51.5%
VB Indirect	20,323	24,502	(4,179)	(17.1)%
Pura Vida	9,519	8,031	1,488	18.5%
Less: Unallocated corporate expenses	(76,437)	(67,992)	(8,445)	12.4%
Operating income	$26,911	$13,065	$13,846	106.0%
VB Direct. For fiscal 2022, operating income increased $25.0 million, or 51.5%. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 20.7% and 16.8% for fiscals 2022 and 2021, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to SG&A expense leverage associated with increased sales, partially offset by a decrease in gross margin as a percentage of net revenues as described above and COVID-19-related expense savings from the prior-year period that did not recur. The increase in SG&A expenses caused by the COVID-19-related savings from the prior-year period that did not recur were partially offset by a reduction in store impairment charges and depreciation expense.
VB Indirect. For fiscal 2022, operating income decreased $4.2 million, or 17.1%. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 30.8% and 36.8% for fiscals 2022 and 2021, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, partially offset by a decrease in the bad debt provision compared to the prior-year period.
Pura Vida. For fiscal 2022, operating income increased $1.5 million, or 18.5%. As a percentage of Pura Vida segment net revenues, operating income in the Pura Vida segment was 8.0% and 7.1% for fiscals 2022 and 2021, respectively. The increase in operating income as a percentage of Pura Vida net revenues was primarily due to SG&A expense leverage associated with increased sales and a decrease in the intangible asset amortization expense compared to the prior-year period, partially offset by a decrease in gross margin as a percentage of net revenues partly due to channel mix changes as a result of the impact of the COVID-19 pandemic on wholesale sales in the prior-year period.
Corporate Unallocated. For fiscal 2022, unallocated expenses increased $8.4 million, or 12.4% to $76.4 million from $68.0 million in the prior-year period. The increase in unallocated expenses was primarily due to prior-year period initiatives to reduce expenses in light of COVID-19 that did not recur in the current-year including the temporary furlough of certain associates; temporarily reducing the base compensation for all other salaried associates; and reducing other non-payroll expenses including marketing, as well as amortization expense associated with certain cloud computing costs for Project Novus technology enhancements. These increases in SG&A expense were partially offset by a decrease in depreciation expense, as described above.
Interest Expense, Net
For fiscal 2022, net interest expense totaled $0.3 million compared to net interest expense of $1.2 million in fiscal 2021. Interest expense decreased primarily due to borrowings under the Company's credit agreement during the prior-year period that did not recur in the current-year period.
Income Tax Expense
For fiscal 2022, we recorded income tax expense of $6.4 million at an effective tax rate of 24.1%, compared to income tax expense of $1.2 million at an effective tax rate of 9.9% for fiscal 2021. The effective tax rate increased primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation, and the relative impact of a $2.8 million tax benefit related to the net operating loss carryback provisions of the CARES Act in the prior-year that did not recur.
Net Income
For fiscal 2022, net income increased $9.5 million, or 89.1%, to $20.2 million from $10.7 million in fiscal 2021 due to the factors described above.

Net Income Attributable to Redeemable Noncontrolling Interest
For fiscal 2022, net income attributable to redeemable noncontrolling interest was $2.4 million compared to $2.0 million in the prior-year period. This represents the allocation of the Pura Vida net income to the noncontrolling interest. The change in net income was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For fiscal 2022, net income attributable to Vera Bradley, Inc. increased $9.1 million to $17.8 million from $8.7 million in fiscal 2021 due to the factors described in the captions above.

Fiscal 2021 Compared to Fiscal 2020
Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2021, for a comparison of fiscal 2021 to fiscal 2020 operating results.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which was entered into on September 7, 2018. There was no debt outstanding as of January 29, 2022. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net cash provided by operating activities	$39,861	$20,702	$20,624
Net cash (used in) provided by investing activities	(4,154)	17,680	(69,966)
Net cash used in financing activities	(11,413)	(24,146)	(14,285)
Net Cash Provided by Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash provided by operating activities was $39.9 million during fiscal 2022, as compared to $20.7 million during fiscal 2021. The increase in cash provided by operating activities was primarily related to the change in assets and liabilities. The increase in net income of $9.5 million was offset by the change in non-cash items. Changes in assets and liabilities resulting in a source of cash were primarily related to:
•An increase in trade accounts receivable collections, mostly due to the impact of COVID-19 on the prior-year period, partially offset by an increase in Pura Vida accounts receivable as a result of increased wholesale sales;
•A decrease in inventory receipts compared to the prior-year, partially offset by an increase in in-transit inventory due to industry-wide shipping delays;
•Lower prepaid deposits related to Pura Vida inventory purchases and lower payments related to Project Novus expenditures compared to the prior-year; and

•A change in the income tax receivable due to timing of payments and income compared to the prior-year, which included a benefit associated with the net operating loss carryback provisions of the CARES Act.
Changes in assets and liabilities resulting in a use of cash primarily related to operating leases mostly as a result of payment deferrals in the prior-year, timing of payments, a decrease in rent abatements compared to the prior-year, and store closures.
Net Cash (Used in) Provided by Investing Activities
Investing activities consisted primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments, as well as the Pura Vida acquisition.
Net cash used in investing activities was $4.2 million in fiscal 2022, compared to net cash provided by investing activities of $17.7 million in fiscal 2021. The increase in cash used in investing activities was primarily a result of proceeds from investment activity in the prior-year period that did not recur in the current-year period.
Capital expenditures for fiscal 2023 are expected to be approximately $10.0 million to $12.0 million related to planned investments associated with new Vera Bradley factory and Pura Vida store locations and technology and logistics enhancements.
Net Cash Used in Financing Activities
Net cash used in financing activities was $11.4 million in fiscal 2022 compared to $24.1 million in fiscal 2021. The decrease in cash used in financing activities was primarily due to the $18.7 million payment of contingent consideration associated with the July 2019 acquisition of Pura Vida in the prior-year, partially offset by incremental common stock repurchases of $4.7 million.

Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2021, for a comparison of fiscal 2021 to fiscal 2020 cash flow activity.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of January 29, 2022.
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
Material Cash Requirements
Our material cash requirements from known contractual and other obligations include the following:
•The Put/Call Agreement associated with the July 2019 acquisition of Pura Vida, further described in Note 2 to the Notes to the Consolidated Financial Statements herein;
•Operating lease obligations as disclosed further in Note 4 to the Notes to the Consolidated Financial Statements herein;
•Purchase order commitments primarily related to inventory purchases;
•Salaries, cash incentives, benefits, and other employee-related costs;
•Planned capital expenditures;
•Income tax payments; and
•Other supply and service agreements entered into as part of our normal operations.
We may be subject to additional material cash requirements that are contingent upon certain events that have not yet occurred.
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

The balance of inventory adjustments was $0.6 million and $0.7 million for these matters as of the fiscal years ended January 29, 2022, and January 30, 2021, respectively. The balance related primarily to certain collections being discontinued or currently discontinued by the Vera Bradley brand and retired patterns. We have the ability to move retired finished goods through a number of channels, including our Vera Bradley websites and online outlet site, factory outlet stores, and through third-party liquidators as needed.
Valuation of Long-lived Assets
Property, plant, and equipment and operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In evaluating an asset group for recoverability, we estimate the future cash flows expected to result from the use of the asset group at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset group is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $0.1 million and $7.4 million for the periods ended January 29, 2022 and January 30, 2021, respectively. There were no impairment charges recorded for the period ended February 1, 2020.
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
As of January 29, 2022, the Company had recorded $44.3 million of goodwill which was allocated to the Pura Vida reporting unit. For the annual goodwill impairment analysis performed during fiscal 2022, we performed a quantitative analysis. No impairment was recorded for goodwill during fiscal 2022.
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
As of January 29, 2022, the carrying value of the Pura Vida brand was $36.7 million. For the annual impairment analysis performed during fiscal 2022, we performed a quantitative analysis. No impairment was recorded for the Pura Vida brand during fiscal 2022.
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
In addition, the Financial Conduct Authority (the authority that regulates LIBOR) began to phase out LIBOR by the end of 2021 and announced that it would completely phase out LIBOR by June 30, 2023. Assuming LIBOR ceases to exist, we may need to re-negotiate certain agreements and we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.
Foreign Exchange Rate Risk
We source a majority of our finished goods from various suppliers primarily in Cambodia, Vietnam, Indonesia, El Salvador, and China. Substantially all purchases and sales involving foreign persons are denominated in U.S. dollars, and therefore we do not hedge using any derivative instruments. Historically, we have not been impacted materially by changes in exchange rates.

Item 8. Financial Statements and Supplementary Data
Vera Bradley, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vera Bradley, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries (the "Company") as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended January 29, 2022, and the related notes, (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2022, expressed, an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill and Indefinite-Lived Intangible Assets – Refer to Notes 2 and 16 to the financial statements
Critical Audit Matter Description
The Company’s quantitative analysis of the Pura Vida reporting unit of goodwill (“goodwill”) and the indefinite-lived Pura Vida brand asset (“Pura Vida brand”) for impairment involves the comparison of the fair value of the goodwill or Pura Vida brand asset to its respective carrying value. The fair value of goodwill was determined using an income-based approach and a market-based approach, which required management to make significant estimates and assumptions including the projected revenue growth, operating profit and discount rate. The Company used the relief-from-royalty method to estimate the fair value of the Pura Vida brand, which required management to make significant estimates and assumptions related to the projected revenue growth, long-term growth rate, royalty rate and discount rate. The goodwill balance was $44.3 million as of January 29, 2022, all of which related to the Pura Vida reporting unit. The carrying value of the Pura Vida brand was $36.7 million as of January 29, 2022. The fair values of goodwill and the Pura Vida brand exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized during the year ended January 29, 2022.
We identified the impairment analysis of goodwill and the Pura Vida brand as a critical audit matter because of the significant judgments made by management to estimate the fair value of these indefinite-lived assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions particularly related to the projected revenue growth, operating profit growth and discount rate for the goodwill impairment analysis and the projected revenue growth, royalty rate, and discount rate for the Pura Vida brand impairment analysis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected revenue growth, operating profit growth and discount rate for goodwill and Pura Vida brand as well as the royalty rate for the Pura Vida brand included the following, among others:

•We tested the effectiveness of controls over management’s goodwill and Pura Vida brand impairment analyses, including those over the determination of the fair value, such as controls related to management’s forecasts of projected revenue growth, operating profit growth, selection of royalty rate and discount rates.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We performed sensitivity analyses to evaluate the risk of impairment if key assumptions are changed.
•We evaluated the reasonableness of management’s projected revenue growth and operating profit growth by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates and royalty rate assumptions by:
◦Assessing the appropriateness of the valuation methodology used to determine the discount rates and royalty rate.
◦Testing the underlying source information and the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rates and royalty rate selected by management.
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 29, 2022

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vera Bradley, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vera Bradley, Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated March 29, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 29, 2022

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$88,436	$64,175
Short-term investments	—	1,295
Accounts receivable, net	20,681	27,543
Inventories	144,881	141,416
Income taxes receivable	9,391	7,372
Prepaid expenses and other current assets	15,928	17,882
Total current assets	279,317	259,683
Operating right-of-use assets	79,873	88,730
Property, plant, and equipment, net	59,941	63,952
Intangible assets, net	44,223	47,296
Goodwill	44,254	44,254
Deferred income taxes	3,857	3,530
Other assets	6,081	6,342
Total assets	$517,546	$513,787
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,492	$27,093
Accrued employment costs	12,463	13,648
Short-term operating lease liabilities	18,699	22,321
Other accrued liabilities	16,422	14,043
Income taxes payable	—	321
Total current liabilities	78,076	77,426
Long-term operating lease liabilities	80,861	91,536
Other long-term liabilities	195	109
Total liabilities	159,132	169,071
Commitments and contingencies
Redeemable noncontrolling interest	30,974	29,809
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 42,429 and 41,808 shares issued and 33,170 and 33,414 outstanding, respectively	—	—
Additional paid-in capital	107,907	105,433
Retained earnings	334,364	316,526
Accumulated other comprehensive (loss) income	(29)	8
Treasury stock	(114,802)	(107,060)
Total shareholders’ equity of Vera Bradley, Inc.	327,440	314,907
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$517,546	$513,787
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net revenues	$540,453	$468,272	$495,212
Cost of sales	252,510	202,754	223,411
Gross profit	287,943	265,518	271,801
Selling, general, and administrative expenses	261,993	252,588	253,425
Other income, net	961	135	1,098
Operating income	26,911	13,065	19,474
Interest expense (income), net	263	1,203	(1,085)
Income before income taxes	26,648	11,862	20,559
Income tax expense	6,430	1,173	5,315
Net income	20,218	10,689	15,244
Less: Net income (loss) attributable to redeemable noncontrolling interest	2,380	2,008	(803)
Net income attributable to Vera Bradley, Inc.	$17,838	$8,681	$16,047

Basic weighted-average shares outstanding	33,785	33,390	33,983
Diluted weighted-average shares outstanding	34,437	33,914	34,288

Basic net income per share attributable to Vera Bradley, Inc. common shareholders	$0.53	$0.26	$0.47
Diluted net income per share attributable to Vera Bradley, Inc. common shareholders	$0.52	$0.26	$0.47
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income	$20,218	$10,689	$15,244
Unrealized (loss) gain on available for sale debt investments	(4)	(172)	131
Cumulative translation adjustment	(33)	22	51
Comprehensive income, net of tax	20,181	10,539	15,426
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	2,380	2,008	(803)
Comprehensive income attributable to Vera Bradley, Inc.	$17,801	$8,531	$16,229
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at February 2, 2019	34,347,420	6,935,623	$95,572	$291,994	$(24)	$(92,839)	$294,703
Net income attributable to Vera Bradley, Inc.	—	—	—	16,047	—	—	16,047
Translation adjustments	—	—	—	—	51	—	51
Unrealized gain on available for sale investments	—	—	—	—	131	—	131
Restricted shares vested, net of repurchase for taxes	231,578	—	(1,155)	—	—	—	(1,155)
Stock-based compensation	—	—	5,940	—	—	—	5,940
Treasury stock purchased	(1,075,749)	1,075,749	—	—	—	(11,320)	(11,320)
Cumulative adjustment for ASC 842 adoption	—	—	—	(196)	—	—	(196)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(431)	—	—	(431)
Balance at February 1, 2020	33,503,249	8,011,372	$100,357	$307,414	$158	$(104,159)	$303,770
Net income attributable to Vera Bradley, Inc.	—	—	—	8,681	—	—	8,681
Translation adjustments	—	—	—	—	22	—	22
Unrealized loss on available for sale investments	—	—	—	—	(172)	—	(172)
Restricted shares vested, net of repurchase for taxes	293,076	—	(575)	—	—	—	(575)
Stock-based compensation	—	—	5,651	—	—	—	5,651
Treasury stock purchased	(381,835)	381,835	—	—	—	(2,901)	(2,901)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	431	—	—	431
Balance at January 30, 2021	33,414,490	8,393,207	$105,433	$316,526	$8	$(107,060)	$314,907
Net income attributable to Vera Bradley, Inc.	—	—	—	17,838	—	—	17,838
Translation adjustments	—	—	—	—	(33)	—	(33)
Unrealized loss on available for sale investments	—	—	—	—	(4)	—	(4)
Restricted shares vested, net of repurchase for taxes	621,474	—	(2,456)	—	—	—	(2,456)
Stock-based compensation	—	—	4,930	—	—	—	4,930
Treasury stock purchased	(865,534)	865,534	—	—	—	(7,742)	(7,742)
Balance at January 29, 2022	33,170,430	9,258,741	$107,907	$334,364	$(29)	$(114,802)	$327,440
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash flows from operating activities
Net income	$20,218	$10,689	$15,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	9,315	13,483	18,447
Impairment charges	85	7,446	—
Amortization of operating right-of-use assets	20,521	21,128	21,969
Amortization of intangible assets	3,073	9,009	5,359
Provision for doubtful accounts	101	1,333	160
Stock-based compensation	4,930	5,651	5,940
Deferred income taxes	(327)	4,126	(864)
Loss (gain) on investments	—	13	(188)
Adjustment of earn-out liability	—	229	(1,650)
Amortization of step-up in inventory basis	—	—	8,274
Other non-cash (gain) charges, net	(37)	(1)	202
Changes in assets and liabilities:
Accounts receivable	6,761	(5,579)	(1,013)
Inventories	(3,465)	(17,810)	(12,645)
Prepaid expenses and other assets	2,215	(7,940)	(4,477)
Accounts payable	3,210	7,353	(615)
Income taxes	(2,340)	(8,121)	(284)
Operating lease liabilities, net	(25,961)	(22,680)	(25,302)
Accrued and other liabilities	1,562	2,373	(7,933)
Net cash provided by operating activities	39,861	20,702	20,624
Cash flows from investing activities
Purchases of property, plant, and equipment	(5,489)	(5,743)	(13,317)
Purchases of investments	—	(851)	(18,950)
Proceeds from maturities and sales of investments	1,290	23,281	38,333
Cash received (paid) for business acquisition, net of cash acquired	—	993	(76,032)
Proceeds from disposal of property, plant, and equipment	45	—	—
Net cash (used in) provided by investing activities	(4,154)	17,680	(69,966)
Cash flows from financing activities
Tax withholdings for equity compensation	(2,456)	(575)	(1,155)
Repurchase of common stock	(7,742)	(3,077)	(11,341)
Distributions to redeemable noncontrolling interest	(1,215)	(1,817)	(1,789)
Borrowings under asset-based revolving credit agreement	—	60,000	—
Repayment of borrowings under asset-based revolving credit agreement	—	(60,000)	—
Payment of contingent consideration for business acquisition	—	(18,677)	—
Net cash used in financing activities	(11,413)	(24,146)	(14,285)
Effect of exchange rate changes on cash and cash equivalents	(33)	22	51
Net increase (decrease) in cash and cash equivalents	24,261	14,258	(63,576)
Cash and cash equivalents, beginning of period	64,175	49,917	113,493
Cash and cash equivalents, end of period	$88,436	$64,175	$49,917

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(continued)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net	$9,083	$5,079	$6,490
Cash paid for interest	$293	$1,133	$119
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid
As of January 29, 2022, January 30, 2021 and February 1, 2020	$—	$—	$176
As of January 30, 2021, February 1, 2020 and February 2, 2019	$—	$176	$197
Purchases of property, plant, and equipment incurred but not yet paid
As of January 29, 2022, January 30, 2021 and February 1, 2020	$250	$343	$559
As of January 30, 2021, February 1, 2020 and February 2, 2019	$343	$559	$1,065
Contingent consideration related to business acquisition	$—	$—	$20,098
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
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com and verabradley.ca; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of January 29, 2022, the Company operated 70 full-line stores and 75 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2021 and 2020 annual outlet sales.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 1,800 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal years 2022, 2021, and 2020, ending on January 29, 2022, January 30, 2021, and February 1, 2020 respectively, each reflected a 52-week period.

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
Investments
Short-term investments consist of investments with a maturity within one year of the balance sheet date. As of January 30, 2021, these investments consisted of U.S. and non-U.S. corporate debt securities. There were no short-term investments as of January 29, 2022. The Company’s objective with respect to these investments is to earn a higher rate of return, relative to deposit accounts, on funds that are otherwise not anticipated to be required to meet liquidity needs in the near-term while maintaining a low level of investment risk. These debt securities are classified as available-for-sale; therefore, unrealized gains and losses are recorded within other comprehensive income. Interest income earned is recorded within interest expense (income), net, in the Company's Consolidated Statements of Operations.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Appropriate consideration is given to obsolescence, excess quantities, and other factors, including the popularity of a pattern or product, in evaluating net realizable value. Substantially all inventory relates to finished goods.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken / Written Off	Balance at End of Year
Fiscal year ended January 29, 2022	$1,714	$17,043	$(17,175)	$1,582
Fiscal year ended January 30, 2021	1,362	14,284	(13,932)	1,714
Fiscal year ended February 1, 2020	1,911	15,467	(16,016)	1,362
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $1.2 million and $1.1 million as of January 29, 2022 and January 30, 2021, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
Business Combination
The Company acquired a majority interest in Pura Vida on July 16, 2019. In connection with a business combination, the Company records the identifiable assets acquired, liabilities assumed, contingent consideration liabilities, if any, and any noncontrolling interest in the acquiree at their acquisition-date fair values. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. Refer to Note 14 herein for additional information.
These fair value assessments require management judgment and include the use of significant estimates and assumptions including future cash flows, discount and other market rates, and asset lives, among other items.
Goodwill and Other Intangible Assets
Upon an acquisition, the Company records the fair value of goodwill and the identifiable intangible assets. As of January 29, 2022 and January 30, 2021, the identifiable intangible assets consisted of the Pura Vida brand, customer relationships, and non-competition agreements. Assets that are determined to have an indefinite life, including goodwill and the Pura Vida brand, are not amortized but are assessed for impairment at least annually or whenever events or circumstances indicate that the goodwill may be impaired. Definite-lived intangible assets, including customer relationships and non-competition agreements, are amortized over their estimated useful lives and are also subject to impairment testing, similar to the Company’s long-lived assets.
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
As of January 29, 2022, the carrying value of goodwill and the Pura Vida brand was $44.3 million and $36.7 million, respectively. For the annual impairment analysis performed during fiscal 2022, we performed a quantitative analysis. There was no impairment recorded for goodwill or the Pura Vida brand during fiscal 2022.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within its Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, is then made to adjust the noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusts net income attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis. The fair value of the noncontrolling interest is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. The reporting unit’s discounted cash flow analysis requires significant management judgment with respect to revenue, total direct costs, selling, general, and administrative expenses, capital expenditures, and the selection and use of an appropriate discount rate. The projected revenue and expense assumptions and capital expenditures are based on our annual and long-term business plans. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. Refer to Note 15 herein for additional information regarding the redeemable noncontrolling interest.
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
Total advertising expense was as follows (in thousands):

Fiscal year ended January 29, 2022	$61,223
Fiscal year ended January 30, 2021	54,571
Fiscal year ended February 1, 2020 (1)	46,460
(1) As a result of the July 2019 acquisition of Pura Vida, fiscal 2020 includes approximately six months of Pura Vida advertising expense.

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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable as of January 29, 2022 and January 30, 2021, approximated their fair values.
The following table details the fair value measurements of the Company’s investments as of January 29, 2022 and January 30, 2021 (in thousands):

	Level 1		Level 2		Level 3
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Cash equivalents (1)	$2,856	$1,565	$—	$—	$—	$—
Short-term investments:
U.S. corporate debt securities	—	—	—	627	—	—
Non-U.S. corporate debt securities	—	—	—	668	—	—

(1) Cash equivalents relate to a money market fund that has a maturity of three months or less at the date of purchase. Due to its short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $0.1 million and $7.4 million in impairment charges related to store assets including property, plant, and equipment and lease right-of-use assets during the fiscal years ended January 29, 2022 and January 30, 2021. There were no impairment charges for the fiscal year ended February 1, 2020.
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. Refer to Note 14 herein for additional information on the methods used in the valuation of acquired intangible assets.
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
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded in the same line item within the Company's Consolidated Statements of Operations as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $8.0 million and $8.1 million as of January 29, 2022 and January 30, 2021, respectively. Of this total, $2.8 million and $2.4 million was recorded within prepaid expenses and other current assets and $5.2 million and $5.7 million was recorded within other assets on the Company's Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021, respectively. The CCA implementation costs are recorded within operating activities in the Company's Consolidated Statements of Cash Flows.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the fifty-two weeks ended January 29, 2022, January 30, 2021, and February 1, 2020 (in thousands):

	Fifty-Two Weeks Ended
	January 29, 2022
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$138,910		$33,125		$974		$173,009
Travel	82,507		12,150		—		94,657
Accessories	65,219		10,021		111,248		186,488
Home	41,987		4,416		—		46,403
Apparel/Footwear(6)	18,592		2,406		4,110		25,108
Other	7,660	(1)	3,883	(2)	3,245	(3)	14,788
Total net revenues	$354,875	(4)	$66,001	(5)	$119,577	(4)	$540,453

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $63.1 million of net revenues related to product sales recognized at a point in time and $2.9 million of net revenues related to sales-based royalties recognized over time.
(6) Includes mask sales.

	Fifty-Two Weeks Ended
	January 30, 2021
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$105,197		$26,732		$—		$131,929
Travel	59,606		12,191		—		71,797
Accessories	49,578		8,207		106,547		164,332
Home	31,819		2,253		—		34,072
Apparel/Footwear(6)	36,762		13,416		1,857		52,035
Other	6,312	(1)	3,718	(2)	4,077	(3)	14,107
Total net revenues	$289,274	(4)	$66,517	(5)	$112,481	(4)	$468,272

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
(6) Includes mask sales.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

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
Contract Balances
Contract liabilities as of January 29, 2022 and January 30, 2021, were $3.9 million and $4.1 million, respectively. The balance as of January 29, 2022 consisted of unearned revenue related to unredeemed gift cards, the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, Pura Vida customer deposits and payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. The balance as of January 30, 2021 consisted of unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, unredeemed gift cards, Pura Vida loyalty club points, Pura Vida customer deposits and payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of January 29, 2022 and January 30, 2021.
The balance for accounts receivable from contracts with customers, net of allowances, as of January 29, 2022 and January 30, 2021 was $18.1 million and $26.0 million, respectively, which is recognized within accounts receivable, net, on the Company’s Consolidated Balance Sheets. The provision for doubtful accounts was $1.2 million and $1.1 million as of January 29, 2022 and January 30, 2021, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of January 29, 2022.
Significant Judgments
Product Sales
In the Vera Bradley retail stores and the Pura Vida retail store (recognized within the VB Direct segment and the Pura Vida segments), control is transferred and net revenue is recognized at the point of sale. Product shipments for the Company’s e-

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
commerce channels (recognized within the VB Direct and Pura Vida segments) and shipments to its wholesale retailers (recognized within the VB Indirect segment and Pura Vida segment) are generally shipped Free on Board (“FOB”) shipping point typically from its distribution center in Roanoke, Indiana, for Vera Bradley products and primarily from its third-party fulfillment center in Tijuana, Mexico for Pura Vida products. Net revenue is recognized upon shipment consistent with when control is transferred to the customer. Upon shipment, the customer has the right to direct the use of, and obtain substantially all of the benefits from, the product.
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
Concentration of Credit Risk
Five customers represented approximately 40.0% of the balance of accounts receivable, net as of January 29, 2022.
4.    Leases
In the prior-year, the Company temporarily closed its full-line and factory outlet stores beginning on March 19, 2020, due to the COVID-19 pandemic, for various lengths of time (from several weeks to several months). The stores began to re-open on May 5, 2020, with substantially all stores open by the end of July 2020. All of the Company's stores were open during fiscal 2022. As a result of the temporary closures in the prior-year, certain rent payments were deferred. An immaterial amount of rent abatements were received as of January 29, 2022 and January 30, 2021. An immaterial amount of rent deferrals were received as of January 30, 2021. No additional rent deferrals were received during fiscal 2022.
In April 2020, the FASB issued guidance that allows a company to elect to account for COVID-19-related rent concessions as (1) if they were part of the enforceable rights and obligations under the existing lease contract or (2) lease modifications. Leases that are eligible under this guidance include those that do not have a substantial increase of obligations to the lessee.
The Company elected to treat COVID-19-related rent abatements as a reduction to its operating lease cost in the period the abatements are received for leases that do not have a substantial change in obligations. Lease abatements received which were coupled with lease extensions of greater than a month, or a substantial change of future lease payments, were recorded as a lease modification under ASC 842.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The Company also received lease payment deferrals in some cases, extending the due date of the lease payments. The Company did not remeasure the lease liability and continued to account for the lease following the rights and obligations of the existing lease.
Nature of Leases
The Company has operating leases at all of its retail stores, including Pura Vida's retail store, as well as for its New York office, the California Pura Vida office, Asia sourcing office, and showrooms. The Company also has operating leases for certain equipment and storage spaces. The Company does not have residual value guarantees, restrictions, or covenants imposed by leases.
Determination of Lease Terms
Retail store leases have remaining terms of up to 10 years as of January 29, 2022. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases have remaining terms of up to approximately five years as of January 29, 2022. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of January 29, 2022.
Variable Rental Payments
All of the Company's retail store leases contain variable rental payments when the retail store's sales exceed a specified breakpoint. In addition, the majority of the Company's leases contain real estate taxes, common area maintenance, and similar items that are billed as pass-through charges from its landlords. These rental payments are not included in the measurement of the lease liability, but are recognized as variable lease cost in the period incurred.
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
Discount Rate
The weighted-average discount rate as of January 29, 2022 and January 30, 2021, was 4.7% and 4.8%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement or remeasurement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.
Leases Not Yet Commenced
As of January 29, 2022, the Company had three leases which were executed but did it not have control of the underlying assets; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $5.3 million and have terms of approximately 10 years commencing in fiscal year 2023.
Practical Expedients (Policy Elections)
The Company has elected the following practical expedients as policy elections upon the adoption of ASC Topic 842.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

Short-Term Leases	The Company elected to exclude leases with a term of 12 months or less from recognition on the balance sheet for all leases.
Not Separating Lease and Nonlease Components	The Company elected to combine lease and nonlease components and recognize as a single lease component for all leases.

Amounts Recognized in the Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Consolidated Statements of Operations for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 (in thousands):

	Fifty-Two Weeks Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Operating lease cost	$25,200	$26,112	$28,808
Variable lease cost	7,560	5,821	9,266
Short-term lease cost	515	445	576
Total lease cost	$33,275	$32,378	$38,650

The weighted-average remaining lease term as of January 29, 2022 and January 30, 2021 was 5.3 years and 5.4 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Fifty-Two Weeks Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$33,517	$27,180	$32,702
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$11,584	$1,268	$10,850
(1) $2.5 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of January 30, 2021, and were paid in the first quarter of fiscal 2022.
Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of January 29, 2022 were as follows (in thousands):

Operating Leases
Fiscal 2023	$22,905
Fiscal 2024	23,465
Fiscal 2025	20,681
Fiscal 2026	15,161
Fiscal 2027	10,654
Thereafter	20,589
Total remaining obligations	113,455
Less: Interest	(13,895)
Present value of lease liabilities	$99,560

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
5.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Land and land improvements	$5,981	$5,981
Building and building improvements	46,233	46,233
Furniture, fixtures, leasehold improvements, computer equipment and software	88,097	84,223
Equipment and vehicles	27,893	27,327
Construction in progress	733	454
	168,937	164,218
Less: Accumulated depreciation and amortization	(108,996)	(100,266)
Property, plant, and equipment, net	$59,941	$63,952

Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges (in thousands):

Fiscal year ended January 29, 2022	$9,315
Fiscal year ended January 30, 2021	13,483
Fiscal year ended February 1, 2020	18,447

6.    Debt
As of January 29, 2022 and January 30, 2021, the Company had no borrowings outstanding and availability of $75.0 million under its Credit Agreement.
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

7.    Income Taxes
The components of income tax expense were as follows (in thousands):

	January 29, 2022	January 30, 2021	February 1, 2020
Current:
Federal	$5,923	$(4,644)	$4,509
Foreign	279	268	681
State	555	1,423	989
	6,757	(2,953)	6,179
Deferred:
Federal	(1,300)	4,794	(805)
State	973	(668)	(59)
	(327)	4,126	(864)
Total income tax expense	$6,430	$1,173	$5,315
A breakdown of the Company’s income before income taxes is as follows (in thousands):

	January 29, 2022	January 30, 2021	February 1, 2020
Domestic	$24,881	$10,151	$16,267
Foreign	1,767	1,711	4,292
Total income before income taxes	$26,648	$11,862	$20,559

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows (in thousands):

	January 29, 2022		January 30, 2021		February 1, 2020
Federal taxes at statutory rate	$5,596	21.0%	$2,491	21.0%	$4,317	21.0%
State and local income taxes, net of federal benefit	1,175	4.4	598	5.0	752	3.7
Impact related to redeemable noncontrolling interest	(508)	(1.9)	(419)	(3.5)	168	0.8
Shortfall from stock-based compensation	(472)	(1.8)	597	5.0	63	0.3
Impact of foreign rate differential	(82)	(0.3)	211	1.8	(210)	(1.0)
Change in uncertain tax positions	32	0.1	(2)	—	(17)	(0.1)
Benefits provided by the CARES Act	—	—	(2,793)	(23.5)	—	—
Other	689	2.6	490	4.1	242	1.2
Total income tax expense	$6,430	24.1%	$1,173	9.9%	$5,315	25.9%

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

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Operating lease liabilities	$27,317	$31,061
Compensation and benefits	2,807	2,229
Inventories	1,637	1,305
Other	2,867	4,778
Subtotal deferred tax assets	34,628	39,373
Less: valuation allowances	(48)	(51)
Total deferred tax assets	34,580	39,322
Deferred tax liabilities:
Operating lease assets	(21,043)	(23,519)
Property, plant, and equipment	(6,056)	(8,228)
Other	(3,624)	(4,045)
Total deferred tax liabilities	(30,723)	(35,792)
Net deferred tax assets	$3,857	$3,530

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	January 29, 2022	January 30, 2021	February 1, 2020
Beginning balance	$55	$59	$83
Net increases in unrecognized tax benefits as a result of current year activity	37	—	11
Lapse of statute of limitations	—	(4)	(35)
Ending balance	$92	$55	$59
As of January 29, 2022, $0.1 million of total unrecognized tax benefits, net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently not expected to decrease by a significant amount in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended January 30, 2021 and February 1, 2020. Unrecognized tax benefits are included within other long-term liabilities in the Company's Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2019 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2018 through the current fiscal year.

8.    Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $4.9 million, $5.7 million, and $5.9 million in the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.
Awards of Restricted-Stock Units
The Company reserved 3,000,000 shares of common stock for issuance or transfer under the 2020 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards. The Company maintains the 2010 Equity and Incentive Plan for awards granted prior to the effectiveness of the 2020 Equity and Incentive Plan.
During the fiscal year ended January 29, 2022, the Company granted a total of 652,339 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2020 Equity and Incentive Plan with an aggregate fair value of $6.7 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The following table summarizes information about restricted-stock units as of and for the year ended January 29, 2022 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 30, 2021	1,049	$5.73	896	$8.34
Granted	369	10.22	283	10.24
Change due to performance condition achievement	—	—	(163)	8.48
Vested	(556)	6.07	(304)	10.95
Forfeited	(7)	6.95	(4)	7.31
Nonvested units outstanding at January 29, 2022	855	$7.43	708	$7.95

As of January 29, 2022, there was $5.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.3 years, subject to meeting performance conditions. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2022 was $9.0 million.

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
10.    401(k) Profit Sharing Plan and Trust
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of January 29, 2022, January 30, 2021, and February 1, 2020, no discretionary profit sharing payments had been approved. The 401(k) contribution match was temporarily suspended beginning in March 2020 as a result of the COVID-19 pandemic and resumed in January 2021. The Company recognizes 401(k) Company contributions within cost of sales for employees related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other employees. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended January 29, 2022	$1,929
Fiscal year ended January 30, 2021	723
Fiscal year ended February 1, 2020	1,732

11.    Related-Party Transactions
Charitable Contributions. The Vera Bradley Foundation for Breast Cancer (the “Foundation”) was founded by one of the Company’s directors, who is also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.1 million and $0.2 million as of January 29, 2022 and January 30, 2021, respectively. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended January 29, 2022	$160
Fiscal year ended January 30, 2021	53
Fiscal year ended February 1, 2020	101

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

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Numerator:
Net income	$20,218	$10,689	$15,244
Less: Net income (loss) attributable to redeemable noncontrolling interest	2,380	2,008	(803)
Net income attributable to Vera Bradley, Inc.	$17,838	$8,681	$16,047

Denominator:
Weighted-average number of common shares (basic)	33,785	33,390	33,983
Dilutive effect of stock-based awards	652	524	305
Weighted-average number of common shares (diluted)	34,437	33,914	34,288

Net income per share attributable to Vera Bradley, Inc.:
Basic	$0.53	$0.26	$0.47
Diluted	$0.52	$0.26	$0.47
As of January 29, 2022, January 30, 2021, and February 1, 2020, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. The diluted share calculations include performance-based restricted stock units for completed performance periods.

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
In December 2021, the Company's board of directors approved a new share repurchase plan (the “2021 Share Repurchase Program”) which authorized Company management to utilize up to $50.0 million of available cash for repurchases of shares of the Company's common stock. The 2021 Share Repurchase Program went into effect beginning December 13, 2021 and expires in December 2024.
During the fiscal year ended January 29, 2022, the Company purchased and held 865,534 shares at an average price of $8.94 per share, excluding commissions, for an aggregate amount of $7.7 million, under the 2018 and 2021 Share Repurchase Programs.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
As of January 29, 2022, there was $45.8 million remaining available to repurchase shares of the Company’s common stock under the 2021 Share Repurchase Program.
As of January 29, 2022, the Company held as treasury shares 9,258,741 shares of its common stock at an average price of $12.40 per share, excluding commissions, for an aggregate carrying amount of $114.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.
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
In accordance with the Interest Purchase Agreement, the Company also agreed to a contingent payment of up to $22.5 million based on calendar year 2019 adjusted EBITDA of Pura Vida, as defined in the Interest Purchase Agreement. This contingent payment was paid in the first quarter of fiscal 2021 and totaled $18.7 million. The Company’s existing available cash, cash equivalents, and investments funded the purchase price due at the closing of the Transaction and subsequent to the closing. Pre-tax Transaction costs totaled $2.7 million for the fiscal year ended February 1, 2020. These costs are recorded within selling, general, and administrative expenses in the Consolidated Statements of Operations and within corporate unallocated expenses. There were no Transaction costs for the fiscal years ended January 29, 2022 and January 30, 2021.
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

(2) Refer to Notes 2 and 16 herein for additional information regarding goodwill.
(3) The Pura Vida brand intangible asset was valued using the relief-from-royalty method. The significant assumptions used for the valuation include the royalty rate, estimated projected revenues, the long-term growth rate, and the discount rate. Refer to Note 16 herein for additional information regarding intangible assets.
(4) Other intangible assets include customer relationships and non-competition agreements. Customer relationships were valued using the multi-period excess earnings method. Significant assumptions used for the valuation include projected cash flows, the discount rate, and the customer attrition rate. The non-competition agreements were valued using the with-or-without method. Significant assumptions used for the valuation include projected cash flows, probability of competition, impact of competition on business, and the discount rate. Refer to Note 16 herein for additional information regarding intangible assets.
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

The operations of Pura Vida are recorded in the Company’s Consolidated Statements of Operations for the fiscal year ended February 1, 2020, beginning on July 17, 2019, which represents the first full day following the acquisition. Refer to Note 17 herein for segment-level financial information associated with Pura Vida.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
15.    Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Note 2 herein for additional information.
Changes in redeemable noncontrolling interest for the fifty-two weeks ended January 29, 2022, January 30, 2021, and February 1, 2020 were as follows (in thousands):

Balance at February 2, 2019	$—
Fair value of noncontrolling interest at acquisition	31,786
Fair value measurement period adjustment	424
Net loss attributable to redeemable noncontrolling interest	(803)
Distributions to redeemable noncontrolling interest	(1,789)
Adjustment to redemption value	431
Balance at February 1, 2020	$30,049
Net income attributable to redeemable noncontrolling interest	2,008
Distributions to redeemable noncontrolling interest	(1,817)
Adjustment to redemption value	(431)
Balance at January 30, 2021	$29,809
Net income attributable to redeemable noncontrolling interest	2,380
Distributions to redeemable noncontrolling interest	(1,215)
Balance at January 29, 2022	$30,974

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
16.    Intangible Assets and Goodwill
The following tables detail the carrying value of the Company’s intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	January 29, 2022
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(17,041)	$7,167
Non-competition Agreements	788	(400)	388
Total definite-lived intangible assets	24,996	(17,441)	7,555

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(17,441)	$44,223

(1) Amortization expense is recorded within the Pura Vida segment.

	January 30, 2021
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(14,125)	$10,083
Non-competition Agreements	788	(243)	545
Total definite-lived intangible assets	24,996	(14,368)	10,628

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(14,368)	$47,296

(1) Amortization expense is recorded within the Pura Vida segment.

The amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2023	$3,073
Fiscal 2024	3,073
Fiscal 2025	1,409
Total	$7,555
The total amount of the goodwill as of January 29, 2022 and January 30, 2021, was $44.3 million recorded within the Pura Vida segment upon acquisition. Goodwill is deductible for tax purposes, limited to the Company's 75% majority ownership

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
interest. Refer to Note 2 herein for addition information regarding goodwill. There were no changes in goodwill for the fiscal years ended January 29, 2022 and January 30, 2021.
Future impacts of COVID-19, including but not limited to the duration and magnitude of the pandemic, may have an impact on the triggering event assessment or future fair value estimate of goodwill, brand intangible asset, and definite-lived intangible assets, which could lead to material impairment charges. Refer to Note 2 herein for additional information regarding the fair value measurement.
17.    Segment Reporting
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
The VB Direct segment includes Vera Bradley full-line and factory outlet stores, the Vera Bradley websites, verabradley.com and verabradley.ca, the Vera Bradley online outlet site, and the Vera Bradley annual outlet sale. Revenues generated through this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The VB Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 1,800 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and licensing agreements related to the Vera Bradley brand. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2022, 2021, and 2020.
The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, the Pura Vida retail store, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Net revenues and operating income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Segment net revenues:
VB Direct	$354,875	$289,274	$347,484
VB Indirect	66,001	66,517	81,811
Pura Vida	119,577	112,481	65,917
Total	$540,453	$468,272	$495,212
Segment operating income (loss):
VB Direct	$73,506	$48,524	$68,505
VB Indirect	20,323	24,502	31,077
Pura Vida	9,519	8,031	(3,179)
Total	$103,348	$81,057	$96,403
Reconciliation:
Segment operating income	$103,348	$81,057	$96,403
Less:
Unallocated corporate expenses	(76,437)	(67,992)	(76,929)
Operating income	$26,911	$13,065	$19,474
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
Revenues from external customers for Pura Vida brand products are primarily attributable to sales of accessories and apparel. Other revenues from Pura Vida external customers include revenues associated with freight.
Refer to Note 3 herein for disaggregation of net revenues by reportable segment.
As of January 29, 2022 and January 30, 2021, substantially all of the Company’s long-lived assets were located in the United States.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of Robert Wallstrom, the Chief Executive Officer of the Company, and John Enwright, the Chief Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective as of January 29, 2022.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of January 29, 2022.
The effectiveness of the Company’s internal control over financial reporting as of January 29, 2022, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2022 Annual Meeting of Shareholders under the headings “The Board of Directors,” “Family Relationships,” “Delinquent Section 16(a) Reports,” “Conflict of Interest and Business Ethics Policy,” “Code of Ethics for Senior Financial Officers,” and “Standing Committees and Meetings of the Board” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2022 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2022 Annual Meeting of Shareholders under the heading “Share Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 29, 2022:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders	1,563,038	—	2,443,829
Equity compensation plans not approved by security holders	—	—	—
Total	1,563,038	—	2,443,829
(1)Assumes that target performance requirements will be achieved for performance shares with incomplete performance periods. These securities represent awards to be issued under the 2010 and 2020 Equity and Incentive Plans.
(2)Represents securities available for issuance under the 2020 Equity and Incentive Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2022 Annual Meeting of Shareholders under the headings “Policy on Party Transactions,” “Related Party Transactions for Fiscal 2022,” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

Item 16.        Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 8, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 6, 2019)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2020)

10.1	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.4	Vera Bradley, Inc. 2014 Executive Severance Plan (Amended May 30, 2018) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended February 2, 2019)

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

10.7	Fiscal 2022 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.8	Employment Agreement for Robert Wallstrom dated November 11, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 5, 2013)

10.9	Second Amendment of Employment Agreement for Robert Wallstrom dated June 17, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 22, 2016)

10.10	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

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

10.16	Vera Bradley, Inc. 2020 Equity and Incentive Plan (Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed April 30, 2020)

10.17	Form of Performance-Based Award Agreement under the 2020 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.18
Form of Restricted Stock Unit/Performance Unit Terms and Conditions (under the 2020 Equity and Incentive Plan) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 29, 2022.

Signature	Title

/s/ Robert Wallstrom	Director and Chief Executive Officer (principal executive officer)
Robert Wallstrom

/s/ John Enwright	Chief Financial Officer (principal accounting officer)
John Enwright

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Kristina Cashman	Director
Kristina Cashman

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Mary Lou Kelley	Director
Mary Lou Kelley

/s/ John E. Kyees	Director
John E. Kyees

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Edward M. Schmults	Director
Edward M. Schmults

/s/ Carrie Tharp	Director
Carrie Tharp

/s/ Nancy R. Twine	Director
Nancy R. Twine