Form 10-Q
period 2022-04-30
Vera Bradley, Inc.
filed 2022-06-09
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 31,458,289 shares of its common stock outstanding as of June 1, 2022.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements include references to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending, including political unrest, social unrest, acts of war and terrorism, inflation, impacts related to variants of the novel coronavirus (COVID-19) outbreak, and other related matters;
•public health pandemics, including the continued outbreak of COVID-19 and actions to contain the spread of the virus by governmental or other actors;
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
For a discussion of the above described risks and uncertainties and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, as well as in Item 1A herein.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$63,987	$88,436
Accounts receivable, net	20,115	20,681
Inventories	161,787	144,881
Income taxes receivable	3,466	9,391
Prepaid expenses and other current assets	17,458	15,928
Total current assets	266,813	279,317
Operating right-of-use assets	79,827	79,873
Property, plant, and equipment, net	60,032	59,941
Intangible assets, net	43,454	44,223
Goodwill	44,254	44,254
Deferred income taxes	3,980	3,857
Other assets	5,337	6,081
Total assets	$503,697	$517,546
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$39,327	$30,492
Accrued employment costs	7,897	12,463
Short-term operating lease liabilities	17,288	18,699
Other accrued liabilities	17,298	16,422
Total current liabilities	81,810	78,076
Long-term operating lease liabilities	81,513	80,861
Other long-term liabilities	168	195
Total liabilities	163,491	159,132
Commitments and contingencies
Redeemable noncontrolling interest	31,092	30,974
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 42,834 and 42,429 shares issued and 32,152 and 33,170 shares outstanding, respectively	—	—
Additional paid-in-capital	107,040	107,907
Retained earnings	327,390	334,364
Accumulated other comprehensive loss	(60)	(29)
Treasury stock	(125,256)	(114,802)
Total shareholders’ equity of Vera Bradley, Inc.	309,114	327,440
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$503,697	$517,546

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net revenues	$98,459	$109,094
Cost of sales	45,945	49,930
Gross profit	52,514	59,164
Selling, general, and administrative expenses	60,914	60,896
Other income (loss), net	167	(227)
Operating loss	(8,233)	(1,959)
Interest expense, net	40	90
Loss before income taxes	(8,273)	(2,049)
Income tax benefit	(1,563)	(531)
Net loss	(6,710)	(1,518)
Less: Net income attributable to redeemable noncontrolling interest	264	627
Net loss attributable to Vera Bradley, Inc.	$(6,974)	$(2,145)

Basic weighted-average shares outstanding	32,672	33,590
Diluted weighted-average shares outstanding	32,672	33,590

Basic net loss per share available to Vera Bradley, Inc. common shareholders	$(0.21)	$(0.06)
Diluted net loss per share available to Vera Bradley, Inc. common shareholders	$(0.21)	$(0.06)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net loss	$(6,710)	$(1,518)
Unrealized loss on available-for-sale debt investments	—	(2)
Cumulative translation adjustment	(31)	(6)
Comprehensive loss, net of tax	(6,741)	(1,526)
Less: Comprehensive income attributable to redeemable noncontrolling interest	264	627
Comprehensive loss attributable to Vera Bradley, Inc.	$(7,005)	$(2,153)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 29, 2022	33,170,430	9,258,741	$107,907	$334,364	$(29)	$(114,802)	$327,440
Net loss attributable to Vera Bradley, Inc.	—	—	—	(6,974)	—	—	(6,974)
Translation adjustments	—	—	—	—	(31)	—	(31)
Restricted shares vested, net of repurchase for taxes	404,469	—	(1,410)	—	—	—	(1,410)
Stock-based compensation	—	—	543	—	—	—	543
Treasury stock purchased	(1,423,096)	1,423,096	—	—	—	(10,454)	(10,454)
Balance at April 30, 2022	32,151,803	10,681,837	$107,040	$327,390	$(60)	$(125,256)	$309,114

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 30, 2021	33,414,490	8,393,207	$105,433	$316,526	$8	$(107,060)	$314,907
Net loss attributable to Vera Bradley, Inc.	—	—	—	(2,145)	—	—	(2,145)
Translation adjustments	—	—	—	—	(6)	—	(6)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(2)	—	(2)
Restricted shares vested, net of repurchase for taxes	570,562	—	(2,171)	—	—	—	(2,171)
Stock-based compensation	—	—	1,814	—	—	—	1,814
Balance at May 1, 2021	33,985,052	8,393,207	$105,076	$314,381	$—	$(107,060)	$312,397
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities
Net loss	$(6,710)	$(1,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	2,192	2,286
Amortization of operating right-of-use assets	5,260	4,930
Impairment charges	592	—
Amortization of intangible assets	769	769
Provision for doubtful accounts	(143)	(66)
Stock-based compensation	543	1,814
Deferred income taxes	(123)	369
Other non-cash gain, net	—	(45)
Changes in assets and liabilities:
Accounts receivable	709	5,664
Inventories	(16,906)	(8,919)
Prepaid expenses and other assets	(786)	(779)
Accounts payable	8,165	(4,234)
Income taxes	5,925	(1,731)
Operating lease liabilities, net	(6,565)	(6,800)
Accrued and other liabilities	(4,004)	(1,780)
Net cash used in operating activities	(11,082)	(10,040)
Cash flows from investing activities
Purchases of property, plant, and equipment	(1,745)	(503)
Proceeds from disposal of property, plant, and equipment	—	45
Net cash used in investing activities	(1,745)	(458)
Cash flows from financing activities
Tax withholdings for equity compensation	(1,410)	(2,171)
Repurchase of common stock	(10,035)	—
Distributions to redeemable noncontrolling interest	(146)	(129)
Net cash used in financing activities	(11,591)	(2,300)
Effect of exchange rate changes on cash and cash equivalents	(31)	(6)
Net decrease in cash and cash equivalents	(24,449)	(12,804)
Cash and cash equivalents, beginning of period	88,436	64,175
Cash and cash equivalents, end of period	$63,987	$51,371

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(7,359)	$858
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of April 30, 2022 and May 1, 2021	$419	$—
Expenditures incurred but not yet paid as of January 29, 2022 and January 30, 2021	$—	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of April 30, 2022 and May 1, 2021	$788	$565
Expenditures incurred but not yet paid as of January 29, 2022 and January 30, 2021	$250	$343
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
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com and verabradley.ca; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of April 30, 2022, the Company operated 67 full-line stores and 77 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2022 and 2021 annual outlet sales.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended April 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year including, in part, due to the uncertainty of macroeconomic factors on future periods, including inflation and the continued impacts of the disruptions caused by the COVID-19 pandemic, among other related matters.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended April 30, 2022 and May 1, 2021 refer to the thirteen week periods ended on those dates.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued or which became effective during the thirteen weeks ended April 30, 2022, which had, or are expected to have, a significant impact on the Company's Consolidated Financial Statements.

2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended April 30, 2022 and May 1, 2021 (in thousands):

	Thirteen Weeks Ended
	April 30, 2022
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$26,132		$9,451		$63		$35,646
Travel	15,088		3,073		—		18,161
Accessories	11,499		1,768		18,860		32,127
Home	5,722		1,126		—		6,848
Apparel/Footwear(6)	1,903		500		436		2,839
Other	1,292	(1)	1,059	(2)	487	(3)	2,838
Total net revenues	$61,636	(4)	$16,977	(5)	$19,846	(4)	$98,459

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $16.2 million of net revenues related to product sales recognized at a point in time and $0.8 million of net revenues related to sales-based royalties recognized over time.
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
(6) Includes mask sales.

Contract Balances
Contract liabilities as of April 30, 2022 and January 29, 2022, were $3.4 million and $3.9 million, respectively. The balance as of April 30, 2022 and January 29, 2022 consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, Pura Vida customer deposits and payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of April 30, 2022 and January 29, 2022.
The balance for accounts receivable from contracts with customers, net of allowances, as of April 30, 2022 and January 29, 2022, was $18.9 million and $18.1 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million and $1.2 million as of April 30, 2022 and January 29, 2022, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of April 30, 2022.

3.Leases
Discount Rate
The weighted-average discount rate as of April 30, 2022, and May 1, 2021 was 4.9% and 4.8%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of April 30, 2022, the Company had a total of five Vera Bradley and Pura Vida retail store leases which were executed, but it did not have control of the underlying assets; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $10.4 million and have terms of up to 10 years commencing in fiscal year 2023.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen weeks ended April 30, 2022 and May 1, 2021 (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Operating lease cost	$6,250	$5,870
Variable lease cost	1,418	1,482
Short-term lease cost	214	193
Total lease cost	$7,882	$7,545

The weighted-average remaining lease term as of April 30, 2022 and May 1, 2021 was 5.5 years and 5.4 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$4,989	$11,055
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$5,788	$2,403
(1) $2.5 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of April 30, 2022. $2.5 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of January 30, 2021, and were paid in the first quarter of fiscal 2022.

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Numerator:
Net loss	$(6,710)	$(1,518)
Less: Net income attributable to redeemable noncontrolling interest	264	627
Net loss attributable to Vera Bradley, Inc.	$(6,974)	$(2,145)

Denominator:
Weighted-average number of common shares (basic)	32,672	33,590
Dilutive effect of stock-based awards	—	—
Weighted-average number of common shares (diluted)	32,672	33,590

Net loss per share available to Vera Bradley, Inc. common shareholders:
Basic	$(0.21)	$(0.06)
Diluted	$(0.21)	$(0.06)
For the thirteen weeks ended April 30, 2022 and May 1, 2021, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of April 30, 2022 and January 29, 2022, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of April 30, 2022 and January 29, 2022 (in thousands):

	Level 1		Level 2		Level 3
	April 30, 2022	January 29, 2022	April 30, 2022	January 29, 2022	April 30, 2022	January 29, 2022
Cash equivalents(1)	$2,856	$2,856	$—	$—	$—	$—

(1) Cash equivalents represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded a lease right-of-use asset impairment charge of $0.6 million during the thirteen weeks ended April 30, 2022. There were no impairment charges for the thirteen weeks ended May 1, 2021.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of April 30, 2022 and January 29, 2022, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The effective tax rate for the thirteen weeks ended April 30, 2022, was 18.9%, compared to 25.9% for the thirteen weeks ended May 1, 2021. The year-over-year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.

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
Awards of Restricted Stock Units
During the thirteen weeks ended April 30, 2022, the Company granted 841,369 time-based and performance-based restricted stock units with an aggregate fair value of $6.3 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 640,007 time-based and performance-based restricted stock units with an aggregate fair value of $6.6 million in the same period of the prior year.
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
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended April 30, 2022 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 29, 2022	855	$7.43	708	$7.95
Granted	472	7.47	369	7.47
Vested	(424)	7.73	(174)	13.10
Forfeited	(3)	7.67	(2)	7.63
Nonvested units outstanding at April 30, 2022	900	$7.31	901	$6.75
As of April 30, 2022, there was $7.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years, subject to meeting performance conditions.

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
The Company purchased 1,423,096 shares at an average price of $7.35 per share, excluding commissions, for an aggregate amount of $10.5 million during the thirteen weeks ended April 30, 2022 under the 2021 Share Repurchase Program. There was $35.3 million remaining available to repurchase shares of the Company's common stock under the 2021 Share Repurchase Program as of April 30, 2022.
As of April 30, 2022, the Company held as treasury shares 10,681,837 shares of its common stock at an average price of $11.73 per share, excluding commissions, for an aggregate carrying amount of $125.3 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $7.5 million and $8.0 million as of April 30, 2022 and January 29, 2022, respectively. Of this total, $3.0 million and $2.8 million was recorded within prepaid expenses and other current assets and $4.5 million

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
and $5.2 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of April 30, 2022 and January 29, 2022, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

12.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Notes 1 and 4 herein for additional information.
Changes in redeemable noncontrolling interest for the thirteen weeks ended April 30, 2022, were as follows (in thousands):

Balance at January 29, 2022	$30,974
Net income attributable to redeemable noncontrolling interest	264
Distributions to redeemable noncontrolling interest	(146)
Balance at April 30, 2022	$31,092
Changes in redeemable noncontrolling interest for the thirteen weeks ended May 1, 2021, were as follows (in thousands):

Balance at January 30, 2021	$29,809
Net income attributable to redeemable noncontrolling interest	627
Distributions to redeemable noncontrolling interest	(129)
Balance at May 1, 2021	$30,307

13.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	April 30, 2022
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(17,770)	$6,438
Non-competition Agreements	788	(440)	348
Total definite-lived intangible assets	24,996	(18,210)	6,786

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(18,210)	$43,454

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
Amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statement of Operations. The future amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2023 (remaining nine months)	$2,304
Fiscal 2024	3,073
Fiscal 2025	1,409
Total	$6,786
The total amount of the goodwill as of April 30, 2022 and January 29, 2022, of $44.3 million was recorded within the Pura Vida segment upon acquisition. Goodwill is deductible for tax purposes, limited to the Company's 75% majority ownership interest. There were no changes to goodwill for the thirteen weeks ended April 30, 2022 and May 1, 2021.
The Company performs its annual impairment test over goodwill and the Pura Vida brand during the second quarter of each fiscal year. There was no impairment charge recorded during the second quarter of fiscal 2022. As of April 30, 2022, the Company determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand exceeded their carrying values by a nominal amount and concluded that no impairment existed for the goodwill or brand assets. This assessment considered the impact of recent lower sales volumes, particularly in the Pura Vida e-commerce channel, that have been realized in the first quarter of fiscal 2023, as well as changes to other assumptions from the Company’s fiscal 2022 analysis. While we consider our assumptions to be reasonable, they are complex and highly subjective.
Adverse changes in key assumptions, even by a nominal amount, in future periods may result in a decline in the fair value estimates of goodwill, Pura Vida brand, and definite-lived intangible assets below their carrying value resulting in impairment charges, which could be material. The Company’s key assumptions may be impacted by macroeconomic conditions, including inflationary pressures and the continued disruptions caused by the COVID-19 pandemic, including but not limited to the duration and magnitude of the pandemic, as well as a sustained decline in stock price and potential changes in business strategy, which may also impact the triggering event assessment in future periods. A triggering event is an event or circumstance that indicates the fair value of an entity (or reporting unit) may be below its carrying amount. The adverse changes in key assumptions for goodwill may include, but are not limited to: a decline in the revenue growth rate; a decline in operating profit; or an increase in the discount rate. The adverse changes in key assumptions for the Pura Vida brand may include, but are not limited to: a decline in the revenue growth rate; a decline in the long-term growth rate; a decline in the royalty rate; or an increase in the discount rate. Refer to Note 5 herein for additional information regarding the fair value measurement.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
14.Segment Reporting
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
The VB Direct segment includes Vera Bradley full-line and factory outlet stores; the Vera Bradley websites, verabradley.com and verabradley.ca; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale. Revenues generated from this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The VB Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,800 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Segment net revenues:
VB Direct	$61,636	$66,732
VB Indirect	16,977	15,264
Pura Vida	19,846	27,098
Total	$98,459	$109,094
Segment operating income:
VB Direct	$5,503	$10,860
VB Indirect	5,479	4,461
Pura Vida	1,056	2,508
Total	$12,038	$17,829
Reconciliation:
Segment operating income	$12,038	$17,829
Less:
Unallocated corporate expenses	(20,271)	(19,788)
Operating loss	$(8,233)	$(1,959)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended April 30, 2022 and May 1, 2021. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended April 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year.
Macroeconomic Environment
We continue to experience challenges associated with the uncertain macroeconomic environment in which we operate our businesses. The COVID-19 pandemic caused supply chain disruptions that has resulted in continuing delivery delays and increased inbound and outbound shipping costs. We cannot predict the future impacts of the COVID-19 pandemic if cases continue to rise or new variants of the virus, or other factors, necessitate temporary closures to some, or all, of our retail stores due to guidance and mandates from governments and public health officials.
We have also been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the Generalized System of Preferences (“GSP”) duty-free status that expired at the end of calendar year 2020. We cannot guarantee if or when the GSP duty-free status will be reinstated and retro-actively applied by Congress.
In addition, the macroeconomic environment has been further challenged by rising inflation, including higher gas prices, and other related factors that has impacted consumer discretionary spending.
We began initiating strategic price increases across both of our brands to mitigate some of these inflationary and supply chain pressures in late fiscal 2022, and we will continue to implement price increases throughout fiscal 2023. We are also in the midst of a comprehensive cost-reduction and efficiency process. We expect we will complete the identification of cost reductions and begin implementation in the second quarter.
While we continue to actively monitor this rapidly evolving macroeconomic environment and are working to mitigate the situation, we cannot predict the full impact these matters could have on our liquidity, operating results, and financial condition, but they could have a material adverse effect on these metrics.
Executive Summary
Below is a summary of our strategic progress and financial results for the first quarter of fiscal 2023:
Strategic Progress
At Vera Bradley, we continued to innovate and build on our lifestyle merchandising strategy amplified by targeted marketing; focused on strategic product assortment enhancements in our back-to-campus assortment; maximized our travel category; and continued with product collaborations such as Disney. We also opened two new factory outlet locations and closed three full-line locations.
At Pura Vida, we increased our focus on innovation with the launch of our expanded backpack and apparel collections during the quarter; continued to build customer excitement and engagement through collaborations such as Disney and partnering with influencers; and continued to see success in our San Diego store performance, driving our brick-and-mortar expansion plans for Pura Vida. We also focused on cost-effective marketing campaigns in reaction to the calendar year 2021 Apple IDFA update and rising digital media costs.
Financial Summary (all comparisons are to the first quarter of fiscal 2022)
•Net revenues decreased 9.7% to $98.5 million.
•Vera Bradley Direct (“VB Direct”) segment sales decreased 7.6% to $61.6 million.
•Vera Bradley Indirect segment (“VB Indirect”) sales increased 11.2% to $17.0 million.
•Pura Vida segment sales decreased 26.8% to $19.8 million.
•Gross profit was $52.5 million, or 53.3% of net revenue.
•Operating loss was $(8.2) million and net loss attributable to Vera Bradley, Inc. was $(7.0) million.
•Capital expenditures for the thirteen weeks totaled $1.7 million.
•Cash and cash equivalents were $64.0 million at April 30, 2022.

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
Comparable Sales
Typically, comparable sales are calculated based upon our stores that have been open for at least 12 full fiscal months and net revenues from our Vera Bradley e-commerce operations. Pura Vida e-commerce operations are included within the Company's consolidated comparable sales beginning with the fiscal 2021 third quarter. Pura Vida e-commerce operations include sales from the subscription clubs. Comparable store sales are calculated based solely upon stores that have been open for at least 12 full fiscal months. Remodeled stores are included in both comparable sales and comparable store sales unless the store was closed for more than one week of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. Some of our competitors and other retailers calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable sales and comparable store sales may not be comparable to similar data made available by other companies. Non-comparable sales include sales from stores not included in comparable sales or comparable store sales.
As a result of the temporary closure of all Vera Bradley stores due to COVID-19 during a portion of the fiscal 2021 first quarter, the Company's comparable store sales and comparable sales calculations for the prior-year are not meaningful and therefore are not provided.
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
Other Income (Loss), Net
Other income (loss), net primarily includes certain legal settlements and sales tax credits received for timely filings.
Operating Loss
Operating loss is equal to gross profit less SG&A expenses plus other income, net. Operating loss excludes interest income, interest expense, and income taxes.
Net Loss
Net loss is equal to operating loss plus interest income less interest expense and income taxes.
Net Income Attributable to Redeemable Noncontrolling Interest
Net income attributable to redeemable noncontrolling interest represents the operating results of Pura Vida that are not attributable to Vera Bradley, Inc.
Net Loss Attributable to Vera Bradley, Inc.
Net loss attributable to Vera Bradley, Inc. is equal to net loss less net income attributable to redeemable noncontrolling interest.
Impairment Charges
Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the "asset group" for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. An impairment charge of $0.6 million was recognized during the thirteen weeks ended April 30, 2022, for a lease right-of-use asset and is included in SG&A expenses in the Condensed Consolidated Statements of Operations and in impairment charges in the Condensed Consolidated Statements of Cash Flows. The impairment charge is included within corporate unallocated expenses. There were no impairment charges recorded during the thirteen weeks ended May 1, 2021. We are unable to predict the extent of the impact that the inflationary environment and disruptions caused by the COVID-19 pandemic will have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.

Goodwill and Other Intangible Assets
We perform our annual impairment test over goodwill and the Pura Vida brand during the second quarter of each fiscal year. There was no impairment charge recorded during the second quarter of fiscal 2022. As of April 30, 2022, we determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand exceeded their carrying values by a nominal amount and concluded that no impairment existed for the goodwill or brand assets. This assessment considered the impact of recent lower sales volumes, particularly in the Pura Vida e-commerce channel, that have been realized in the first quarter of fiscal 2023, as well as changes to other assumptions from the Company’s fiscal 2022 analysis. While we consider our assumptions to be reasonable, they are complex and highly subjective.
Adverse changes in key assumptions, even by a nominal amount, in future periods may result in a decline in the fair value estimates of goodwill, Pura Vida brand, and definite-lived intangible assets below their carrying value resulting in impairment charges, which could be material. Our key assumptions may be impacted by macroeconomic conditions, including inflationary pressures and the continued disruptions caused by the COVID-19 pandemic, including but not limited to the duration and magnitude of the pandemic, as well as a sustained decline in stock price and potential changes in business strategy, which may also impact the triggering event assessment in future periods. A triggering event is an event or circumstance that indicates the fair value of an entity (or reporting unit) may be below its carrying amount. The adverse changes in key assumptions for goodwill may include, but are not limited to: a decline in the revenue growth rate; a decline in operating profit; or an increase in the discount rate. The adverse changes in key assumptions for the Pura Vida brand may include, but are not limited to: a decline in the revenue growth rate; a decline in the long-term growth rate; a decline in the royalty rate; or an increase in the discount rate.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Statement of Operations Data:
Net revenues	$98,459	$109,094
Cost of sales	45,945	49,930
Gross profit	52,514	59,164
Selling, general, and administrative expenses	60,914	60,896
Other income (loss), net	167	(227)
Operating loss	(8,233)	(1,959)
Interest expense, net	40	90
Loss before income taxes	(8,273)	(2,049)
Income tax benefit	(1,563)	(531)
Net loss	(6,710)	(1,518)
Less: Net income attributable to redeemable noncontrolling interest	264	627
Net loss attributable to Vera Bradley, Inc.	$(6,974)	$(2,145)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	46.7%	45.8%
Gross profit	53.3%	54.2%
Selling, general, and administrative expenses	61.9%	55.8%
Other income (loss), net	0.2%	(0.2)%
Operating loss	(8.4)%	(1.8)%
Interest expense, net	—%	0.1%
Loss before income taxes	(8.4)%	(1.9)%
Income tax benefit	(1.6)%	(0.5)%
Net loss	(6.8)%	(1.4)%
Less: Net income attributable to redeemable noncontrolling interest	0.3%	0.6%
Net loss attributable to Vera Bradley, Inc.	(7.1)%	(2.0)%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net Revenues by Segment:
VB Direct	$61,636	$66,732
VB Indirect	16,977	15,264
Pura Vida	19,846	27,098
Total	$98,459	$109,094
Percentage of Net Revenues by Segment:
VB Direct	62.6%	61.2%
VB Indirect	17.2%	14.0%
Pura Vida	20.2%	24.8%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Operating Income (Loss) by Segment:
VB Direct	$5,503	$10,860
VB Indirect	5,479	4,461
Pura Vida	1,056	2,508
Less: Corporate unallocated	(20,271)	(19,788)
Total	$(8,233)	$(1,959)
Operating Income as a Percentage of Net Revenues by Segment:
VB Direct	8.9%	16.3%
VB Indirect	32.3%	29.2%
Pura Vida	5.3%	9.3%
Vera Bradley Store Data (1):
Total stores opened during period	2	1
Total stores closed during period	(3)	(2)
Total stores open at end of period	144	143
Total gross square footage at end of period (all stores)	401,132	379,712
Average net revenues per gross square foot (2)	$103	$116
Comparable sales (including e-commerce) decrease(3)	(11.1)%	NM
Consolidated Data:
Comparable sales (including e-commerce) decrease(3)	(16.5)%	NM

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
(3)As a result of the temporary closure of Vera Bradley stores due to COVID-19 during portions of the first quarter of fiscal 2021, the Company's prior-year first quarter comparable store sales and comparable sales calculations were not meaningful and therefore were not provided.
Thirteen Weeks Ended April 30, 2022, Compared to Thirteen Weeks Ended May 1, 2021
Net Revenues
For the thirteen weeks ended April 30, 2022, net revenues decreased $10.6 million, or 9.7%, to $98.5 million, from $109.1 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended April 30, 2022, net revenues in the VB Direct segment decreased $5.1 million, or 7.6%, to $61.6 million, from $66.7 million in the comparable prior-year period. Vera Bradley comparable sales decreased $7.3 million, or 11.1%, which includes an 11.8% decrease in e-commerce sales and a 10.7% decrease in comparable store sales. This comparable sales decrease was partially offset by our non-comparable stores which contributed $2.0 million of revenue. There were two additional factory outlet stores opened in the current fiscal year and seven factory outlet stores opened in the last twelve months. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the factory outlet and e-commerce channels. These decreases were partially offset by price increases on certain merchandise in the current-year.
VB Indirect. For the thirteen weeks ended April 30, 2022, net revenues in the VB Indirect segment increased $1.7 million, or 11.2%, to $17.0 million, from $15.3 million in the comparable prior-year period. The increase was primarily due to an increase in orders from certain key accounts and specialty retailers, in part due to timing of product launches.
Pura Vida. For the thirteen weeks ended April 30, 2022, net revenues in the Pura Vida segment decreased $7.3 million, or 26.8%, to $19.8 million, from $27.1 million in the comparable prior-year period. The decrease was primarily due to a decline in e-commerce sales due to a shift in social and digital media effectiveness which continued to be negatively impacted by the calendar year 2021 Apple IDFA update, as well as rising digital media costs.

Gross Profit
For the thirteen weeks ended April 30, 2022, gross profit decreased $6.7 million, or 11.2%, to $52.5 million, from $59.2 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 53.3% for the thirteen weeks ended April 30, 2022, from 54.2% in the comparable prior-year period. The decrease in the gross profit as a percentage of net revenues was primarily due to inbound and outbound freight and shipping costs, partially offset by price increases on certain merchandise in the current-year.
Selling, General, and Administrative Expenses
For the thirteen weeks ended April 30, 2022, SG&A expenses were $60.9 million, essentially flat with the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 61.9% for the thirteen weeks ended April 30, 2022, from 55.8% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $50.4 million compared to $48.1 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $10.5 million compared to $12.8 million in the comparable prior-year period. A decline of $2.3 million in advertising expense, primarily associated with a decrease in spending related to the Pura Vida brand, was offset by an increase of $1.2 million in professional fees and $0.9 million related to operating leases, including $0.6 million associated with a right-of-use asset impairment expense in the current-year period. There was also a reduction in expense associated with incentive compensation due to company performance estimates compared to the prior-year period which was partially offset by an increase in salary expense, primarily associated with new factory outlet stores and cost-of-living adjustments, and travel expense.
SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense de-leverage associated with decreased sales.
Other Income (Loss), Net
For the thirteen weeks ended April 30, 2022, net other income increased $0.4 million to other income of $0.2 million compared to an other loss of $(0.2) million in the comparable prior-year period. The increase in net other income was primarily due to legal settlements.
Operating Loss
For the thirteen weeks ended April 30, 2022, operating loss increased $6.2 million to $(8.2) million in the current-year period, from $(2.0) million in the comparable prior-year period. As a percentage of net revenues, operating loss was (8.4)% and (1.8)% for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. Operating loss increased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended April 30, 2022, operating income in the VB Direct segment decreased $5.4 million, to $5.5 million from $10.9 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 8.9% and 16.3% for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to SG&A expense de-leverage associated with decreased sales; a decrease in gross margin as a percentage of net revenues as described above; and an increase in SG&A expenses compared to the prior-year period including salaries, primarily related to factory outlet store labor and cost-of-living adjustments, and an increase in expense associated with operating leases due primarily to COVID-19-related rent abatements received for certain leases in the first quarter of the prior-year.
VB Indirect. For the thirteen weeks ended April 30, 2022, operating income in the VB Indirect segment increased $1.0 million, or 22.8%, to $5.5 million from $4.5 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 32.3% and 29.2% for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was due in part to SG&A expense leverage associated with increased sales.
Pura Vida. For the thirteen weeks ended April 30, 2022, operating income in the Pura Vida segment decreased $1.4 million to $1.1 million from $2.5 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating income in the Pura Vida segment was 5.3% and 9.3% for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The decrease in operating income as a percentage of Pura Vida net revenues was primarily due to SG&A expense de-leverage associated with decreased sales, partially offset by a decrease in advertising expense compared to the prior-year period.
Corporate Unallocated. For the thirteen weeks ended April 30, 2022, unallocated expenses increased $0.5 million, or 2.4%, to $20.3 million from $19.8 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to a $1.0 million increase in professional fees and $0.6 million related to a lease right-of-use asset impairment charge in the current-year period, partially offset by a $1.2 million decrease in employee-related expenses, primarily related to a decline in incentive compensation expense as a result of company performance estimates.
Income Tax Benefit
The effective tax rate for the thirteen weeks ended April 30, 2022, was 18.9%, compared to 25.9% for the thirteen weeks ended May 1, 2021. The year-over year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation.
Net Loss
For the thirteen weeks ended April 30, 2022, net loss increased $5.2 million to $(6.7) million from a net loss of $(1.5) million in the comparable prior-year period due to the factors described in the captions above.
Net Income Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended April 30, 2022, net income attributable to redeemable noncontrolling interest was $0.3 million compared to $0.6 million in the prior-year period. This represents the allocation of the Pura Vida net income to the noncontrolling interest. The decrease in net income was due to the factors described above in the Pura Vida operating segment.
Net Loss Attributable to Vera Bradley, Inc.
For the thirteen weeks ended April 30, 2022, net loss attributable to Vera Bradley, Inc. increased $4.9 million to $(7.0) million from a $(2.1) million loss in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of April 30, 2022. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net cash used in operating activities	$(11,082)	$(10,040)
Net cash used in investing activities	(1,745)	(458)
Net cash used in financing activities	(11,591)	(2,300)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the thirteen weeks ended April 30, 2022 was $11.1 million compared to net cash used in operating activities of $10.0 million for the thirteen weeks ended May 1, 2021. The increase in cash used in operating activities was primarily related to an increase in the net loss of $5.2 million along with the change in non-cash items, as well as the change in assets and liabilities. Changes in assets and liabilities resulting in a source of cash were primarily related to accounts payable due primarily to timing of payments and income taxes, which we received net payments of $7.4 million during the current-year period. Changes in assets and liabilities resulting in a use of cash were primarily related to accounts receivable, which had increased collections from customers in the prior-year partly as a result of COVID-19 in the fiscal 2021 period. The change in inventory was also impacted by decreased sales compared to the prior-year period.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $1.7 million for the thirteen weeks ended April 30, 2022 compared to $0.5 million for the thirteen weeks ended May 1, 2021. The increase in cash used in investing activities was primarily a result of increased spending associated with purchases of property, plant, and equipment due mostly to timing of Vera Bradley store openings.
Capital expenditures for fiscal 2023 are expected to be approximately $10.0 million to $12.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $11.6 million for the thirteen weeks ended April 30, 2022 compared to $2.3 million for the thirteen weeks ended May 1, 2021. The increase in cash used in financing activities was primarily due to $10.0 million of common stock repurchases in the current-year period that did not occur in the comparable prior-year period.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of April 30, 2022.
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
As of April 30, 2022 and January 29, 2022, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.
Material Cash Requirements
As of April 30, 2022, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of April 30, 2022.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of April 30, 2022, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2022.
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

ITEM 1A.    RISK FACTORS
Except as follows, there have been no material changes to the risk factors previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Because a significant portion of Pura Vida’s total assets are represented by goodwill, indefinite-lived intangible assets, and definite-lived intangible assets, we could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the company’s financial condition and results of operations.

We used the purchase method of accounting to account for the acquisition of a majority interest in Pura Vida consummated on July 16, 2019. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The purchase price allocation resulted in a goodwill value of $44.3 million and a value of $61.7 million related to other intangible assets. The carrying value of these assets as of April 30, 2022, was $44.3 million and $43.5 million, respectively. We test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Definite-lived intangible assets are subject to impairment testing, similar to our long-lived assets. As of April 30, 2022, we determined that the fair values of goodwill and the Pura Vida brand exceeded their carrying values by a nominal amount and concluded that no impairment existed for the assets. This assessment considered the impact of recent lower sales volumes, particularly in the Pura Vida e-commerce channel, that have been realized in the first quarter of fiscal 2023, as well as changes to other assumptions from our fiscal 2022 analysis. While we consider our assumptions to be reasonable, they are complex and highly subjective. Adverse changes in key assumptions, even by a nominal amount, in future periods may result in a decline in the fair value estimates of goodwill, Pura Vida brand, and definite-lived intangible assets below their carrying value resulting in impairment charges, which could be material. Our key assumptions may be impacted by macroeconomic conditions, including inflationary pressures and the continued disruptions caused by the COVID-19 pandemic, including but not limited to the duration and magnitude of the pandemic, as well as a sustained decline in stock price and potential changes in business strategy, which may also impact the triggering event assessment in future periods. Once these assets are adjusted to their respective fair value, there can be no assurance that there will not be further adjustments for impairment in future periods.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2021, the Company's board of directors approved a new share repurchase plan (the “2021 Share Repurchase Program”) which authorized Company management to utilize up to $50.0 million of available cash for repurchases of shares of the Company's common stock. The 2021 Share Repurchase Program was effective beginning December 13, 2021 and expires in December 2024.
Details regarding the activity under the program during the thirteen weeks ended April 30, 2022 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
January 30, 2022 - February 26, 2022	316,286	$8.02	316,286	$43,255,217
February 27, 2022 - April 2, 2022	498,605	7.56	498,605	39,483,707
April 3, 2022 - April 30, 2022	608,205	6.82	608,205	35,338,287
	1,423,096	$7.35	1,423,096

ITEM 5.    OTHER INFORMATION
On June 9, 2022, the Company and Chief Executive Officer, Robert Wallstrom, entered into the Third Amended and Restated Employment Agreement (“Agreement”) , which is attached as Exhibit 10.3 to this filing. The Agreement amended the terms of Mr. Wallstrom’s current employment agreement by updating the retirement benefits. Retirement eligibility occurs after Mr. Wallstrom has surpassed ten years of service and reached the age of fifty-five. It would allow Mr. Wallstrom to terminate his employment for retirement by providing 180 days' notice or allow The Company to terminate without cause by giving Mr. Wallstrom 90 calendar days' prior written notice. In the event he terminates his employment due to retirement or the Company terminates without cause, within 18 months of when Mr. Wallstrom would be eligible for retirement, the Company would be obligated to pay Mr. Wallstrom compensation and benefits the same as if his employment were terminated without cause. Additionally, if either Party terminates due to retirement, Mr. Wallstrom would also have the right to receive any other Company retirement benefits, including those outlined in award agreements made under the Company’s Equity Plan. Finally, the Agreement deleted provisions no longer applicable and amended certain provisions to be consistent with current practice and policy, such as related to Mr. Wallstrom’s current salary of $871,250 and his allotted managed time off of 26 days.

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2023 Annual Incentive Compensation Plan (Executives)

10.2	Form of Restricted Stock Unit/Performance Unit Terms and Conditions Under the 2020 Equity and Incentive Plan (Revised)

10.3	Third Amended and Restated Employment Agreement for Robert Wallstrom dated June 9, 2022

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: June 9, 2022	/s/ John Enwright
John Enwright
Chief Financial Officer