Form 10-Q
period 2022-07-30
Vera Bradley, Inc.
filed 2022-09-07
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 31,098,169 shares of its common stock outstanding as of August 31, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 30, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$38,321	$88,436
Accounts receivable, net	25,593	20,681
Inventories	179,557	144,881
Income taxes receivable	5,113	9,391
Prepaid expenses and other current assets	16,913	15,928
Total current assets	265,497	279,317
Operating right-of-use assets	85,793	79,873
Property, plant, and equipment, net	60,305	59,941
Intangible assets, net	32,769	44,223
Goodwill	24,833	44,254
Deferred income taxes	9,276	3,857
Other assets	4,748	6,081
Total assets	$483,221	$517,546
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,722	$30,492
Accrued employment costs	16,018	12,463
Short-term operating lease liabilities	19,768	18,699
Other accrued liabilities	21,526	16,422
Income taxes payable	374	—
Total current liabilities	101,408	78,076
Long-term operating lease liabilities	84,015	80,861
Other long-term liabilities	157	195
Total liabilities	185,580	159,132
Commitments and contingencies
Redeemable noncontrolling interest	23,491	30,974
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 42,834 and 42,429 shares issued and 31,166 and 33,170 shares outstanding, respectively	—	—
Additional paid-in-capital	107,941	107,907
Retained earnings	297,623	334,364
Accumulated other comprehensive loss	(135)	(29)
Treasury stock	(131,279)	(114,802)
Total shareholders’ equity of Vera Bradley, Inc.	274,150	327,440
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$483,221	$517,546

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net revenues	$130,371	$147,048	$228,830	$256,142
Cost of sales	69,854	66,687	115,799	116,617
Gross profit	60,517	80,361	113,031	139,525
Selling, general, and administrative expenses	74,042	68,729	134,956	129,625
Impairment of goodwill and intangible assets	29,338	—	29,338	—
Other income, net	42	1,016	209	789
Operating (loss) income	(42,821)	12,648	(51,054)	10,689
Interest expense, net	36	119	76	209
(Loss) income before income taxes	(42,857)	12,529	(51,130)	10,480
Income tax (benefit) expense	(5,956)	2,672	(7,519)	2,141
Net (loss) income	(36,901)	9,857	(43,611)	8,339
Less: Net (loss) income attributable to redeemable noncontrolling interest	(7,134)	807	(6,870)	1,434
Net (loss) income attributable to Vera Bradley, Inc.	$(29,767)	$9,050	$(36,741)	$6,905

Basic weighted-average shares outstanding	31,429	34,001	32,051	33,795
Diluted weighted-average shares outstanding	31,429	34,500	32,051	34,502

Basic net (loss) income per share available to Vera Bradley, Inc. common shareholders	$(0.95)	$0.27	$(1.15)	$0.20
Diluted net (loss) income per share available to Vera Bradley, Inc. common shareholders	$(0.95)	$0.26	$(1.15)	$0.20
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net (loss) income	$(36,901)	$9,857	$(43,611)	$8,339
Unrealized loss on available-for-sale debt investments	—	(1)	—	(3)
Cumulative translation adjustment	(75)	(3)	(106)	(9)
Comprehensive (loss) income, net of tax	(36,976)	9,853	(43,717)	8,327
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest	(7,134)	807	(6,870)	1,434
Comprehensive (loss) income attributable to Vera Bradley, Inc.	$(29,842)	$9,046	$(36,847)	$6,893
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 29, 2022	33,170,430	9,258,741	$107,907	$334,364	$(29)	$(114,802)	$327,440
Net loss attributable to Vera Bradley, Inc.	—	—	—	(6,974)	—	—	(6,974)
Translation adjustments	—	—	—	—	(31)	—	(31)
Restricted shares vested, net of repurchase for taxes	404,469	—	(1,410)	—	—	—	(1,410)
Stock-based compensation	—	—	543	—	—	—	543
Treasury stock purchased	(1,423,096)	1,423,096	—	—	—	(10,454)	(10,454)
Balance at April 30, 2022	32,151,803	10,681,837	$107,040	$327,390	$(60)	$(125,256)	$309,114
Net loss attributable to Vera Bradley, Inc.	—	—	—	(29,767)	—	—	(29,767)
Translation adjustments	—	—	—	—	(75)	—	(75)
Restricted shares vested, net of repurchase for taxes	89	—	—	—	—	—	—
Stock-based compensation	—	—	901	—	—	—	901
Treasury stock purchased	(986,023)	986,023	—	—	—	(6,023)	(6,023)
Balance at July 30, 2022	31,165,869	11,667,860	$107,941	$297,623	$(135)	$(131,279)	$274,150

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

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities
Net (loss) income	$(43,611)	$8,339
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	4,371	4,514
Amortization of operating right-of-use assets	10,621	10,026
Goodwill and intangible asset impairment	29,338	—
Other impairment charges	1,351	—
Amortization of intangible assets	1,537	1,537
Provision for doubtful accounts	(119)	26
Stock-based compensation	1,444	3,372
Deferred income taxes	(5,419)	236
Other non-cash gain, net	—	(45)
Changes in assets and liabilities:
Accounts receivable	(4,793)	(2,380)
Inventories	(34,676)	(6,632)
Prepaid expenses and other assets	348	2,153
Accounts payable	12,759	2,696
Income taxes	4,652	762
Operating lease liabilities, net	(12,910)	(13,202)
Accrued and other liabilities	7,989	5,085
Net cash (used in) provided by operating activities	(27,118)	16,487
Cash flows from investing activities
Purchases of property, plant, and equipment	(4,391)	(2,281)
Proceeds from maturities and sales of investments	—	565
Proceeds from disposal of property, plant, and equipment	—	45
Net cash used in investing activities	(4,391)	(1,671)
Cash flows from financing activities
Tax withholdings for equity compensation	(1,410)	(2,350)
Repurchase of common stock	(16,477)	—
Distributions to redeemable noncontrolling interest	(613)	(879)
Net cash used in financing activities	(18,500)	(3,229)
Effect of exchange rate changes on cash and cash equivalents	(106)	(9)
Net (decrease) increase in cash and cash equivalents	(50,115)	11,578
Cash and cash equivalents, beginning of period	88,436	64,175
Cash and cash equivalents, end of period	$38,321	$75,753

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(6,755)	$1,157
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of July 30, 2022 and July 31, 2021	$1,353	$974
Expenditures incurred but not yet paid as of January 29, 2022 and January 30, 2021	$250	$343
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
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com and verabradley.ca; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of July 30, 2022, the Company operated 64 full-line stores and 79 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2022 and 2021 annual outlet sales.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 1,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States, as well as through its two retail stores which opened in August 2021 and July 2022.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended July 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, the uncertainty of macroeconomic factors on future periods, including inflation and supply chain challenges, among other related matters.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended July 30, 2022 and July 31, 2021 refer to the thirteen week periods ended on those dates.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued or which became effective during the thirteen and twenty-six weeks ended July 30, 2022, which had, or are expected to have, a significant impact on the Company's Consolidated Financial Statements.

2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 (in thousands):

	Thirteen Weeks Ended
	July 30, 2022
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$38,373		$9,603		$779		$48,755
Travel	20,071		3,033		—		23,104
Accessories	15,757		2,636		23,269		41,662
Home	8,726		732		—		9,458
Apparel/Footwear(6)	2,161		360		1,359		3,880
Other	1,925	(1)	961	(2)	626	(3)	3,512
Total net revenues	$87,013	(4)	$17,325	(5)	$26,033	(4)	$130,371

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $16.6 million of net revenues related to product sales recognized at a point in time and $0.7 million of net revenues related to sales-based royalties recognized over time.
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
(6) Includes mask sales.

	Twenty-Six Weeks Ended
	July 30, 2022
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$64,505		$19,054		$842		$84,401
Travel	35,159		6,106		—		41,265
Accessories	27,256		4,404		42,129		73,789
Home	14,448		1,858		—		16,306
Apparel/Footwear(6)	4,064		860		1,795		6,719
Other	3,217	(1)	2,020	(2)	1,113	(3)	6,350
Total net revenues	$148,649	(4)	$34,302	(5)	$45,879	(4)	$228,830

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $32.8 million of net revenues related to product sales recognized at a point in time and $1.5 million of net revenues related to sales-based royalties recognized over time.
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
(6) Includes mask sales.

Contract Balances
Contract liabilities as of July 30, 2022 and January 29, 2022, were $2.9 million and $3.9 million, respectively. The balance as of July 30, 2022 and January 29, 2022 consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, Pura Vida customer deposits and payments collected before shipment, and an immaterial amount of unearned revenue for pre-payments of royalties in certain of the Company’s licensing arrangements. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of July 30, 2022 and January 29, 2022.
The balance for accounts receivable from contracts with customers, net of allowances, as of July 30, 2022 and January 29, 2022, was $24.3 million and $18.1 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million and $1.2 million as of July 30, 2022 and January 29, 2022, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of July 30, 2022.

3.Leases
Discount Rate
The weighted-average discount rate as of July 30, 2022, and July 31, 2021 was 4.6% and 4.7%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of July 30, 2022, the Company had a total of three Vera Bradley retail store leases which were executed, but it did not have control of the underlying assets; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $6.4 million and have terms of up to 10 years commencing in fiscal year 2023.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease cost	$6,114	$6,303	$12,364	$12,173
Variable lease cost	1,564	2,052	2,982	3,534
Short-term lease cost	102	49	316	242
Less: Sublease income (1)	(24)	—	(24)	—
Total net lease cost	$7,756	$8,404	$15,638	$15,949
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of July 30, 2022 and July 31, 2021 was 5.4 years.

Supplemental operating cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$14,910	$18,327
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$17,225	$7,961
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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator:
Net (loss) income	$(36,901)	$9,857	$(43,611)	$8,339
Less: Net (loss) income attributable to redeemable noncontrolling interest	(7,134)	807	(6,870)	1,434
Net (loss) income attributable to Vera Bradley, Inc.	$(29,767)	$9,050	$(36,741)	$6,905

Denominator:
Weighted-average number of common shares (basic)	31,429	34,001	32,051	33,795
Dilutive effect of stock-based awards	—	499	—	707
Weighted-average number of common shares (diluted)	31,429	34,500	32,051	34,502

Net (loss) income per share available to Vera Bradley, Inc. common shareholders:
Basic	$(0.95)	$0.27	$(1.15)	$0.20
Diluted	$(0.95)	$0.26	$(1.15)	$0.20
For the thirteen and twenty-six weeks ended July 30, 2022, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the thirteen and twenty-six weeks ended July 31, 2021, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of July 30, 2022 and January 29, 2022, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of July 30, 2022 and January 29, 2022 (in thousands):

	Level 1		Level 2		Level 3
	July 30, 2022	January 29, 2022	July 30, 2022	January 29, 2022	July 30, 2022	January 29, 2022
Cash equivalents(1)	$358	$2,856	$—	$—	$—	$—

(1) Cash equivalents represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $0.8 million and $1.4 million for store property, plant, and equipment impairment charges and a corporate lease right-of-use asset impairment charge for the thirteen and twenty-six weeks ended July 30, 2022, respectively. There were no long-lived asset impairment charges for the thirteen and twenty-six weeks ended July 31, 2021.
On a nonrecurring basis, assets recognized or disclosed at fair value on the consolidated financial statements include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. During the thirteen and twenty-six weeks ended July 30, 2022, the Company recorded a $29.3 million impairment charge related to goodwill and the indefinite-lived Pura Vida brand asset in conjunction with its second quarter annual quantitative test. Refer to Note 13 herein for additional information.
The discounted cash flow models used to estimate the applicable fair values involve numerous estimates and assumptions that are highly subjective. Changes to these estimates and assumptions could materially impact the fair value estimates. The estimates and assumptions critical to the overall fair value estimates include: (1) estimated future

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of July 30, 2022 and January 29, 2022, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended July 30, 2022, was 13.9%, compared to 21.3% for the thirteen weeks ended July 31, 2021. The year-over-year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation.
The effective tax rate for the twenty-six weeks ended July 30, 2022, was 14.7%, compared to 20.4% for the twenty-six weeks ended July 31, 2021. The year-over-year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation and stock-based compensation.

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
Awards of Restricted Stock Units
The Company did not grant restricted stock units during the thirteen weeks ended July 30, 2022. During the thirteen weeks ended July 31, 2021, the Company granted 908 time-based and performance-based restricted stock units with an aggregate fair value of $10.0 thousand to certain employees under the 2020 Equity and Incentive Plan.
During the twenty-six weeks ended July 30, 2022, the Company granted 841,369 time-based and performance-based restricted stock units with an aggregate fair value of $6.3 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 640,915 time-based and performance-based restricted stock units with an aggregate fair value of $6.6 million in the same period of the prior year.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended July 30, 2022 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 29, 2022	855	$7.43	708	$7.95
Granted	472	7.47	369	7.47
Vested	(424)	7.74	(174)	13.10
Forfeited	(90)	7.15	(103)	6.62
Nonvested units outstanding at July 30, 2022	813	$7.33	800	$6.77
As of July 30, 2022, there was $6.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years, subject to meeting performance conditions.

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
The Company purchased 2,409,119 shares at an average price of $6.84 per share, excluding commissions, for an aggregate amount of $16.5 million during the twenty-six weeks ended July 30, 2022 under the 2021 Share Repurchase Program. There was $29.3 million remaining available to repurchase shares of the Company's common stock under the 2021 Share Repurchase Program as of July 30, 2022.
As of July 30, 2022, the Company held as treasury shares 11,667,860 shares of its common stock at an average price of $11.25 per share, excluding commissions, for an aggregate carrying amount of $131.3 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $7.2 million and $8.0 million as of July 30, 2022 and January 29, 2022, respectively. Of this total, $3.1 million and $2.8 million was recorded within prepaid expenses and other current assets and $4.1 million and $5.2 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of July 30, 2022 and January 29, 2022, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
12.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Notes 1 and 4 herein for additional information.
Changes in redeemable noncontrolling interest for the thirteen and twenty-six weeks ended July 30, 2022, were as follows (in thousands):

Balance at January 29, 2022	$30,974
Net income attributable to redeemable noncontrolling interest	264
Distributions to redeemable noncontrolling interest	(146)
Balance at April 30, 2022	$31,092
Net loss attributable to redeemable noncontrolling interest	(7,134)
Distributions to redeemable noncontrolling interest	(467)
Balance at July 30, 2022	$23,491
Changes in redeemable noncontrolling interest for the thirteen and twenty-six weeks ended July 31, 2021, were as follows (in thousands):

Balance at January 30, 2021	$29,809
Net income attributable to redeemable noncontrolling interest	627
Distributions to redeemable noncontrolling interest	(129)
Balance at May 1, 2021	$30,307
Net income attributable to redeemable noncontrolling interest	807
Distributions to redeemable noncontrolling interest	(750)
Balance at July 31, 2021	$30,364

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
13.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	July 30, 2022
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(18,499)	$5,709
Non-competition Agreements	788	(479)	309
Total definite-lived intangible assets	24,996	(18,978)	6,018

Indefinite-lived intangible asset
Pura Vida Brand (2)	26,751	—	26,751

Total intangible assets, excluding goodwill	$51,747	$(18,978)	$32,769

(1) Amortization expense is recorded within the Pura Vida segment.
(2) An impairment charge was recorded within the Pura Vida segment during the thirteen and twenty-six weeks ended July 30, 2022, totaling $9.9 million in conjunction with the Company's annual impairment test.

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
Amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statement of Operations. The future amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2023 (remaining six months)	$1,536
Fiscal 2024	3,073
Fiscal 2025	1,409
Total	$6,018
The total amount of the goodwill as of July 30, 2022 and January 29, 2022, was $24.8 million and $44.3 million, respectively, recorded within the Pura Vida segment. Goodwill is deductible for tax purposes, limited to the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company's 75% majority ownership interest. Changes to goodwill for the thirteen and twenty-six weeks ended July 30, 2022 are as follows (in thousands):

Balance at January 29, 2022	$44,254
Goodwill impairment (1)	(19,421)
Balance at July 30, 2022	$24,833
(1) The goodwill impairment charge was recorded in conjunction with the Company's annual impairment test during the thirteen and twenty-six weeks ended July 30, 2022. The goodwill impairment charge was recorded within the Pura Vida segment.
There were no changes to goodwill for the thirteen and twenty-six weeks ended July 31, 2021.
The Company performs its annual impairment test over goodwill and the indefinite-lived Pura Vida brand during the second quarter of each fiscal year. The Company has experienced significantly lower sales from its Pura Vida e-commerce channel due to a decline in social and digital media effectiveness. These lower sales volumes had a negative impact on the fair value determination of the aforementioned assets.
The fair value of the Pura Vida reporting unit was determined using a combination of an income-based approach (discounted cash flows) and a market-based approach (guideline transaction method). The discounted cash flow method involved subjective estimates and assumptions such as projected revenue growth, operating profit, and the discount rate. The guideline transaction method involved transaction multiples derived from the acquisition of controlling interests in stocks of companies that are engaged in the same or similar lines of business as the reporting unit.
The fair value of the Pura Vida brand was estimated using a relief-from-royalty method. The estimates and assumptions used in the determination of the fair value of the Pura Vida brand included the projected revenue growth, long-term growth rate, the royalty rate, and discount rate.
During the assessment for the fiscal 2023 test, it was determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand were less than their carrying values. As a result, the Company recorded an impairment charge of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, for the thirteen and twenty-six weeks ended July 30, 2022 within the Pura Vida segment.
While we consider our assumptions in the determination of the fair value of these assets to be reasonable, they are complex and highly subjective. Adverse changes in key assumptions in future periods may result in further declines in the fair value estimates of goodwill and the Pura Vida brand below their carrying value resulting in impairment charges, which could be material. Our key assumptions (as described above in the valuation methodologies used in the determination of fair value) may be impacted by macroeconomic conditions, including inflationary pressures and the impact on consumer discretionary spending, supply chain challenges, as well as a sustained decline in stock price and potential changes in business strategy. Refer to Note 5 herein for additional information regarding the fair value measurement.
14.Cost Savings Initiatives and Other Charges
Cost Savings Initiatives and Severance Charges
During the thirteen weeks ended July 30, 2022, the Company began implementation of its targeted cost reductions,         which are expected to be fully realized in fiscal 2024. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company has incurred the following charges during the thirteen weeks ended July 30, 2022 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges (1)	$15	$—	$16	$5,683	$5,714
Consulting fees and other costs (2)	302	—	—	2,755	3,057
Total (3)	$317	$—	$16	$8,438	$8,771

(1) Includes CEO retirement severance
(2) Includes $2.8 million for fees related to cost savings initiatives and CEO search and $0.3 million for concept brand exit costs
(3) $8.6 million of the charges are recorded within selling, general, and administrative expenses and $0.2 million are recorded within cost of sales

The Company has incurred the following charges during the twenty-six weeks ended July 30, 2022 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges (1)	$15	$—	$16	$5,683	$5,714
Consulting fees and other costs (2)	302	—	—	2,905	3,207
Total (3)	$317	$—	$16	$8,588	$8,921

(1) Includes CEO retirement severance
(2) Includes $2.9 million for fees related to cost savings initiatives and CEO search and $0.3 million for concept brand exit costs
(3) $8.7 million of the charges are recorded within selling, general, and administrative expenses and $0.2 million are recorded within cost of sales

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

	Severance Charges (1)	Consulting Fees and Other Costs (2)
Fiscal 2023 charges	$5,714	$3,207
Cash payments	(914)	(383)
Non-cash charges	—	(302)
Liability as of July 30, 2022	$4,800	$2,522

(1) Remaining liability is recorded within accrued employment costs
(2) Of the remaining $2.5 million liability, $1.4 million is recorded within accounts payable and $1.1 million is recorded within other accrued liabilities

The Company expects to incur approximately $1.0 million during the third quarter of fiscal 2023 related to cost savings initiatives. Additional charges could be incurred if further initiatives are identified. There were no similar charges in the thirteen and twenty-six weeks ended July 31, 2021.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Other Charges
During the thirteen and twenty-six weeks ended July 30, 2022, the Company recorded $5.9 million of non-cash inventory adjustments related to the exit of certain technology products and excess mask products and $1.1 million for purchase order cancellation fees related to spring 2023 product within cost of sales in its Condensed Consolidated Statement of Operations. Collectively, $5.1 million was recorded within the Direct segment, $1.0 million was recorded within the Indirect segment, and $0.9 million was recorded within the Pura Vida segment. There were no similar charges during the thirteen and twenty-six weeks ended July 31, 2021.

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
The VB Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,700 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, the Pura Vida retail stores, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Segment net revenues:
VB Direct	$87,013	$97,138	$148,649	$163,870
VB Indirect	17,325	16,832	34,302	32,096
Pura Vida	26,033	33,078	45,879	60,176
Total	$130,371	$147,048	$228,830	$256,142
Segment operating income (loss):
VB Direct	$10,044	$23,168	$15,547	$34,028
VB Indirect	3,918	5,601	9,397	10,062
Pura Vida	(28,534)	3,226	(27,478)	5,734
Total	$(14,572)	$31,995	$(2,534)	$49,824
Reconciliation:
Segment operating (loss) income	$(14,572)	$31,995	$(2,534)	$49,824
Less:
Unallocated corporate expenses	(28,249)	(19,347)	(48,520)	(39,135)
Operating (loss) income	$(42,821)	$12,648	$(51,054)	$10,689

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended July 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year.
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
In addition, the macroeconomic environment has been further challenged by inflationary pressures, including higher gas prices, and other related factors that have impacted consumer discretionary spending.
We began initiating strategic price increases across both of our brands to mitigate some of these inflationary and supply chain pressures in late fiscal 2022, and we will continue to implement price increases throughout fiscal 2023. We have begun implementation of our targeted cost reductions, which are expected to be fully realized in fiscal 2024. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll.
While we continue to actively monitor this rapidly evolving macroeconomic environment and are working to mitigate the situation, we cannot predict the full impact these matters could have on our liquidity, operating results, and financial condition, but they could have a material adverse effect on these metrics.
Executive Summary
Below is a summary of our strategic progress and financial results for the second quarter of fiscal 2023:
Strategic Progress
At Vera Bradley, we continued to innovate and build on our lifestyle merchandising strategy; focused on strategic product assortment enhancements in our back-to-campus assortment; maximized our travel category; and continued with product collaborations such as Disney and Harry Potter. We also opened two new factory outlet locations and closed three full-line locations.
At Pura Vida, we continued to build customer excitement and engagement through collaborations such as Disney, Hello Kitty, World Surf League, partnering with influencers, and offering theme collections around key events such as Shark Week. We also continued to see success in our San Diego store performance, driving our brick-and-mortar expansion plans for Pura Vida. We opened one additional Pura Vida store in the second quarter in Irvine, California and the results are exceeding our expectations. In addition, we continued to diversify our marketing platforms in reaction to the calendar year 2021 Apple IDFA update and rising digital media costs.
The 2021 Apple update allows users to more easily opt-out of tracking activities across various devices which has and may continue to impact our business. This change, and similar changes, may continue to reduce the quality and amount of data collected which could continue to significantly impact the effectiveness of our targeted advertising and related activities.
Financial Summary (all comparisons are to the second quarter of fiscal 2022)
•Net revenues decreased 11.3% to $130.4 million.
•Vera Bradley Direct (“VB Direct”) segment sales decreased 10.4% to $87.0 million.
•Vera Bradley Indirect segment (“VB Indirect”) sales increased 2.9% to $17.3 million.

•Pura Vida segment sales decreased 21.3% to $26.0 million.
•Gross profit was $60.5 million, or 46.4% of net revenue. Gross profit was negatively impacted by $6.1 million, or 4.7% of net revenue, for inventory adjustments primarily related to the exit of certain technology products and excess mask products, as well as $1.1 million or 0.9% of net revenue, for purchase order cancellation fees.
•Operating loss was $(42.8) million and net loss attributable to Vera Bradley, Inc. was $(29.8) million. Operating loss was impacted by $29.3 million of goodwill and indefinite-lived Pura Vida brand impairment charges; $7.3 million of inventory adjustments and purchase order cancellation fees; $5.7 million of severance charges, including CEO retirement severance expense; $2.8 million of consulting fees related to our cost savings initiatives and CEO search fees; $0.8 million for intangible asset amortization; and $0.8 million for Vera Bradley store impairment charges. Collectively, the net loss attributable to Vera Bradley, Inc. for these charges was $32.2 million.
•Capital expenditures for the thirteen weeks totaled $2.6 million.
•Cash and cash equivalents were $38.3 million at July 30, 2022.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; the Vera Bradley websites verabradley.com and verabradley.ca; and our Vera Bradley online outlet site. There were no sales from our Vera Bradley annual outlet sale in Fort Wayne, Indiana for the past two years as it was cancelled due to the COVID-19 pandemic. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, through the distribution of Pura Vida-branded products to wholesale retailers, and through Pura Vida's two retail stores which opened in August 2021 and July 2022.
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
As a result of the temporary closure of all Vera Bradley stores due to COVID-19 during a portion of the fiscal 2021 first and second quarters, the Company's comparable store sales and comparable sales calculations for the prior-year are not meaningful and therefore are not provided.
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
Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations, as well as severance charges and consulting fees associated with cost savings initiatives and the CEO search disclosed in Note 14 to the Notes to the Consolidated Financial Statements herein.
Other Income, Net
Other income, net primarily includes certain legal settlements, sales tax credits received for timely filings, and sublease income.
Operating (Loss) Income
Operating (loss) income is equal to gross profit less SG&A expenses plus other income, net. Operating (loss) income excludes interest income, interest expense, and income taxes.
Net (Loss) Income
Net (loss) income is equal to operating (loss) income plus interest income less interest expense and income taxes.
Net (Loss) Income Attributable to Redeemable Noncontrolling Interest
Net (loss) income attributable to redeemable noncontrolling interest represents the operating results of Pura Vida that are not attributable to Vera Bradley, Inc.
Net (Loss) Income Attributable to Vera Bradley, Inc.
Net (loss) income attributable to Vera Bradley, Inc. is equal to net (loss) income less net (loss) income attributable to redeemable noncontrolling interest.
Impairment Charges
Goodwill and Other Intangible Assets
We perform our annual impairment test over goodwill and the indefinite-lived Pura Vida brand during the second quarter of each fiscal year. We have experienced significantly lower sales from our Pura Vida e-commerce channel due to a decline in social and digital media effectiveness. These lower sales volumes had a negative impact on the fair value determination of the aforementioned assets.

The fair value of the Pura Vida reporting unit was determined using a combination of an income-based approach (discounted cash flows) and a market-based approach (guideline transaction method). The discounted cash flow method involved subjective estimates and assumptions such as projected revenue growth, operating profit, and the discount rate. The guideline transaction method involved transaction multiples derived from the acquisition of controlling interests in stocks of companies that are engaged in the same or similar lines of business as the reporting unit.

The fair value of the Pura Vida brand was estimated using a relief-from-royalty method. The estimates and assumptions used in the determination of the fair value of the Pura Vida brand include the projected revenue growth, long-term growth rate, the royalty rate, and discount rate.

During the assessment for the fiscal 2023 test, it was determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand were less than their carrying values. As a result, the Company recorded an impairment charge of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, for the thirteen and twenty-six weeks ended July 30, 2022 within the Pura Vida segment.

While we consider our assumptions in the determination of the fair value of these assets to be reasonable, they are complex and highly subjective. Adverse changes in key assumptions in future periods may result in further declines in the fair value estimates of goodwill and the Pura Vida brand below their carrying value resulting in impairment charges, which could be material. Our key assumptions (as described above in the valuation methodologies used in the determination of fair value) may be impacted by macroeconomic conditions, including inflationary pressures and the impact on consumer discretionary spending, supply chain challenges, as well as a sustained decline in stock price and potential changes in business strategy. Refer to Note 5 to the Notes to the Consolidated Financial Statements herein for additional information regarding the fair value measurement.
Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the "asset group" for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. Impairment charges of $0.8 million and $1.4 million were recognized during the thirteen and twenty-six weeks ended July 30, 2022, for store-related property, plant, and equipment and a lease right-of-use asset and are included in SG&A expenses in the Condensed Consolidated Statements of Operations and in other impairment charges in the Condensed Consolidated Statements of Cash Flows. $0.8 million of the impairment charge is included in the Direct segment for the thirteen and twenty-six weeks ended July 30, 2022, and $0.6 million of the impairment charge is included in corporate unallocated expenses for the twenty-six weeks ended July 30, 2022. There were no impairment charges recorded during the thirteen and twenty-six weeks ended July 31, 2021. We are unable to predict the extent of the impact that the inflationary environment and supply chain challenges could have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Statement of Operations Data:
Net revenues	$130,371	$147,048	$228,830	$256,142
Cost of sales	69,854	66,687	115,799	116,617
Gross profit	60,517	80,361	113,031	139,525
Selling, general, and administrative expenses	74,042	68,729	134,956	129,625
Impairment of goodwill and intangible assets	29,338	—	29,338	—
Other income, net	42	1,016	209	789
Operating (loss) income	(42,821)	12,648	(51,054)	10,689
Interest expense, net	36	119	76	209
(Loss) income before income taxes	(42,857)	12,529	(51,130)	10,480
Income tax (benefit) expense	(5,956)	2,672	(7,519)	2,141
Net (loss) income	(36,901)	9,857	(43,611)	8,339
Less: Net (loss) income attributable to redeemable noncontrolling interest	(7,134)	807	(6,870)	1,434
Net (loss) income attributable to Vera Bradley, Inc.	$(29,767)	$9,050	$(36,741)	$6,905
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.6%	45.4%	50.6%	45.5%
Gross profit	46.4%	54.6%	49.4%	54.5%
Selling, general, and administrative expenses	56.8%	46.7%	59.0%	50.6%
Impairment of goodwill and intangible assets	22.5%	—%	12.8%	—%
Other income, net	—%	0.7%	0.1%	0.3%
Operating (loss) income	(32.8)%	8.6%	(22.3)%	4.2%
Interest expense, net	—%	0.1%	—%	0.1%
(Loss) income before income taxes	(32.9)%	8.5%	(22.3)%	4.1%
Income tax (benefit) expense	(4.6)%	1.8%	(3.3)%	0.8%
Net (loss) income	(28.3)%	6.7%	(19.1)%	3.3%
Less: Net (loss) income attributable to redeemable noncontrolling interest	(5.5)%	0.5%	(3.0)%	0.6%
Net (loss) income attributable to Vera Bradley, Inc.	(22.8)%	6.2%	(16.1)%	2.7%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net Revenues by Segment:
VB Direct	$87,013	$97,138	$148,649	$163,870
VB Indirect	17,325	16,832	34,302	32,096
Pura Vida	26,033	33,078	45,879	60,176
Total	$130,371	$147,048	$228,830	$256,142
Percentage of Net Revenues by Segment:
VB Direct	66.7%	66.1%	65.0%	64.0%
VB Indirect	13.3%	11.4%	15.0%	12.5%
Pura Vida	20.0%	22.5%	20.0%	23.5%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating Income (Loss) by Segment:
VB Direct	$10,044	$23,168	$15,547	$34,028
VB Indirect	3,918	5,601	9,397	10,062
Pura Vida	(28,534)	3,226	(27,478)	5,734
Less: Corporate unallocated	(28,249)	(19,347)	(48,520)	(39,135)
Total	$(42,821)	$12,648	$(51,054)	$10,689
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	11.5%	23.9%	10.5%	20.8%
VB Indirect	22.6%	33.3%	27.4%	31.3%
Pura Vida	(109.6)%	9.8%	(59.9)%	9.5%
Vera Bradley Store Data (1):
Total stores opened during period	2	3	4	4
Total stores closed during period	(3)	(1)	(6)	(3)
Total stores open at end of period	143	145	143	145
Total gross square footage at end of period (all stores)	405,829	393,592	405,829	393,592
Average net revenues per gross square foot (2)	$149	$187	$252	$303
Comparable sales (including e-commerce) decrease(3)	(13.8)%	NM	(12.7)%	NM

(1)Includes Vera Bradley full-line and factory outlet stores.
(2)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. These figures do not include the Pura Vida retail stores opened in August 2021 and July 2022.
(3)As a result of the temporary closure of Vera Bradley stores due to COVID-19 during portions of the first and second quarters of fiscal 2021, the Company's prior-year second quarter and year-to-date comparable store sales and comparable sales calculations were not meaningful and therefore were not provided.
Thirteen Weeks Ended July 30, 2022, Compared to Thirteen Weeks Ended July 31, 2021
Net Revenues
For the thirteen weeks ended July 30, 2022, net revenues decreased $16.6 million, or 11.3%, to $130.4 million, from $147.0 million in the comparable prior-year period.

VB Direct. For the thirteen weeks ended July 30, 2022, net revenues in the VB Direct segment decreased $10.1 million, or 10.4%, to $87.0 million, from $97.1 million in the comparable prior-year period. Our comparable sales decreased $13.2 million, or 13.8%. The decrease in comparable sales includes a 20.1% decrease in comparable store sales, partially offset by a 3.1% increase in e-commerce sales. Our non-comparable stores contributed $2.6 million of revenue, which included four additional factory outlet stores opened in the current fiscal year. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the factory outlet channel. These decreases were partially offset by price increases on certain merchandise in the current-year.
VB Indirect. For the thirteen weeks ended July 30, 2022, net revenues in the VB Indirect segment increased $0.5 million, or 2.9%, to $17.3 million, from $16.8 million in the comparable prior-year period. The increase was primarily due to an increase in orders from certain key accounts.
Pura Vida. For the thirteen weeks ended July 30, 2022, net revenues in the Pura Vida segment decreased $7.1 million, or 21.3%, to $26.0 million, from $33.1 million in the comparable prior-year period. The decrease was primarily due to a decline in e-commerce sales due to a decline in social and digital media effectiveness. We are working to evolve our business model from one that is largely dependent on e-commerce and digital marketing to one that is a true omni-channel business with a more diversified marketing program.
Gross Profit
For the thirteen weeks ended July 30, 2022, gross profit decreased $19.9 million, or 24.7%, to $60.5 million, from $80.4 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 46.4% for the thirteen weeks ended July 30, 2022, from 54.6% in the comparable prior-year period. Gross profit as a percentage of net revenues was negatively impacted by approximately 470 basis points for inventory adjustments related to the exit of certain technology products and excess mask inventory, as well as approximately 90 basis points for purchase order cancellation fees related to certain spring 2023 products. In addition, gross profit as a percentage of net revenues was negatively impacted by inbound and outbound freight and shipping costs, overhead de-leverage, and channel mix changes, which was partially offset by price increases on certain merchandise in the current-year.
Selling, General, and Administrative Expenses
For the thirteen weeks ended July 30, 2022, SG&A expenses increased $5.3 million, or 7.7%, to $74.0 million, from $68.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 56.8% for the thirteen weeks ended July 30, 2022, from 46.7% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $60.6 million compared to $53.1 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $13.4 million compared to $15.6 million in the prior-year. The increase in consolidated SG&A expenses for the thirteen weeks ended July 30, 2022 was primarily due to severance charges of $5.7 million including for CEO retirement severance; $2.8 million of consulting fees related to our cost saving initiatives and CEO search; and $0.8 million for store impairment charges.
The aforementioned increases in SG&A expenses were partially offset by a $3.0 million reduction in advertising expenses, primarily related to the Pura Vida brand, and a $1.5 million reduction in expense associated with incentive compensation due to company performance estimates compared to the prior-year period.
SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense de-leverage associated with a decrease in sales.
Impairment of Goodwill and Intangible Assets
For the thirteen weeks ended July 30, 2022, impairment of goodwill and intangible assets totaled $29.3 million. These charges related to Pura Vida goodwill and the indefinite-lived Pura Vida brand asset and are reflected within the Pura Vida segment. For additional information, refer to Goodwill and Other Intangible Assets herein. There were no similar charges in the comparable prior-year period.
Other Income, Net
For the thirteen weeks ended July 30, 2022, net other income decreased to $42.0 thousand compared to $1.0 million in the comparable prior-year period. The decrease in net other income was primarily due to legal settlement income in the prior-year period.

Operating (Loss) Income
For the thirteen weeks ended July 30, 2022, operating loss increased $55.4 million to $(42.8) million in the current-year period, from operating income of $12.6 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (32.8)% and 8.6% for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively. Operating loss increased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended July 30, 2022, operating income in the VB Direct segment decreased $13.1 million, to $10.1 million from $23.2 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 11.5% and 23.9% for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to SG&A expense de-leverage associated with decreased sales; a decrease in gross margin as a percentage of net revenues as described above, including approximately 590 basis points related to inventory adjustments for the exit of certain technology products and excess mask products, as well as certain purchase order cancellation fees; and $0.8 million of store impairment charges. These decreases were partially offset by SG&A reductions as a result of certain early lease terminations, advertising spending, and incentive compensation primarily as a result of reduced store sales.
VB Indirect. For the thirteen weeks ended July 30, 2022, operating income in the VB Indirect segment decreased $1.7 million, or 30.0%, to $3.9 million from $5.6 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 22.6% and 33.3% for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, including approximately 570 basis points related to inventory adjustments for the exit of certain technology products and excess mask products, as well as certain purchase order cancellation fees.
Pura Vida. For the thirteen weeks ended July 30, 2022, operating loss in the Pura Vida segment increased $31.8 million to $(28.5) million from operating income of $3.2 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating (loss) income in the Pura Vida segment was (109.6)% and 9.8% for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to goodwill and indefinite-lived Pura Vida brand impairment charges in the current-year period of $19.4 million and $9.9 million, respectively. In addition, there was expense de-leverage associated with a decrease in sales, as well as inventory adjustments for excess mask products which impacted the operating loss as a percentage of net revenues by approximately 370 basis points in the current year. These decreases to operating income were partially offset by reductions in advertising expense compared to the prior-year period.
Corporate Unallocated. For the thirteen weeks ended July 30, 2022, unallocated expenses increased $8.9 million, or 46.0%, to $28.2 million from $19.3 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to severance charges of $5.7 million, including CEO retirement severance, consulting fees of $2.8 million associated with cost savings initiatives and CEO search, and legal settlement income of $1.0 million in the prior-year period that did not recur. These increases were partially offset by a decline in incentive compensation expense primarily as a result of Company performance estimates and forfeitures.
Income Tax (Benefit) Expense
The effective tax rate for the thirteen weeks ended July 30, 2022, was 13.9%, compared to 21.3% for the thirteen weeks ended July 31, 2021. The year-over year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation.
Net (Loss) Income
For the thirteen weeks ended July 30, 2022, net loss increased $46.8 million to $(36.9) million from net income of $9.9 million in the comparable prior-year period due to the factors described in the captions above.
Net (Loss) Income Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended July 30, 2022, net loss attributable to redeemable noncontrolling interest was $(7.1) million compared to net income of $0.8 million in the prior-year period. This represents the allocation of the Pura Vida net (loss) income to the noncontrolling interest. The increase in net loss was due to the factors described above in the Pura Vida operating segment.

Net (Loss) Income Attributable to Vera Bradley, Inc.
For the thirteen weeks ended July 30, 2022, net loss attributable to Vera Bradley, Inc. increased $38.9 million to $(29.8) million from net income attributable to Vera Bradley, Inc. of $9.1 million in the comparable prior-year period due to the factors described in the captions above.
Twenty-Six Weeks Ended July 30, 2022, Compared to Twenty-Six Weeks Ended July 31, 2021
Net Revenues
For the twenty-six weeks ended July 30, 2022, net revenues decreased $27.3 million, or 10.7%, to $228.8 million, from $256.1 million in the comparable prior-year period.
VB Direct. For the twenty-six weeks ended July 30, 2022, net revenues in the VB Direct segment decreased $15.3 million, or 9.3%, to $148.6 million, from $163.9 million in the comparable prior-year period. Vera Bradley comparable sales decreased $20.5 million, or 12.7%, which includes a 16.5% decrease in comparable store sales and a 3.9% decrease in e-commerce sales. This comparable sales decrease was partially offset by our non-comparable stores which contributed $4.6 million of revenue which included four additional factory outlet stores opened in the current fiscal year. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the factory outlet channel. These decreases were partially offset by price increases on certain merchandise in the current-year.
VB Indirect. For the twenty-six weeks ended July 30, 2022, net revenues in the VB Indirect segment increased $2.2 million, or 6.9%, to $34.3 million, from $32.1 million in the comparable prior-year period. The increase was primarily due to an increase in orders from certain key accounts and specialty retailers, in part due to timing of product launches.
Pura Vida. For the twenty-six weeks ended July 30, 2022, net revenues in the Pura Vida segment decreased $14.3 million, or 23.8%, to $45.9 million, from $60.2 million in the comparable prior-year period. The decrease was primarily due to a decline in e-commerce sales due to a decline in social and digital media effectiveness. We are working to evolve our business model from one that is largely dependent on e-commerce and digital marketing to one that is a true omni-channel business with a more diversified marketing program.
Gross Profit
For the twenty-six weeks ended July 30, 2022, gross profit decreased $26.5 million, or 19.0%, to $113.0 million, from $139.5 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 49.4% for the twenty-six weeks ended July 30, 2022, from 54.5% in the comparable prior-year period. Gross profit as a percentage of net revenues was negatively impacted by approximately 270 basis points for inventory adjustments related to the exit of certain technology products and excess mask inventory, as well as approximately 50 basis points for purchase order cancellation fees related to certain spring 2023 products. In addition, gross profit as a percentage of net revenues was impacted by inbound and outbound freight and shipping costs, de-leverage of overhead costs, and channel mix changes, partially offset by price increases on certain merchandise in the current-year.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended July 30, 2022, SG&A expenses increased $5.4 million, or 4.1%, to $135.0 million, from $129.6 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 59.0% for the twenty-six weeks ended July 30, 2022, from 50.6% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $111.0 million compared to $101.2 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $24.0 million compared to $28.4 million in the comparable prior-year period. The increase in consolidated SG&A expenses for the twenty-six weeks ended July 30, 2022 was primarily due to severance charges of $5.7 million including for CEO retirement severance; an increase of $4.1 million for professional fees including $2.9 million of consulting fees related to our cost saving initiatives and CEO search; and $1.4 million for store and lease right-of-use asset impairment charges. In addition, there was an increase in certain employee-related expenses primarily due to the annualization of certain headcount, new retail stores, and cost-of-living adjustments, as well as an increase in travel expense.
The aforementioned increases in SG&A expenses were partially offset by a $5.3 million reduction in advertising expenses, primarily related to the Pura Vida brand, and a $3.7 million reduction in expense associated with incentive compensation due to company performance estimates compared to the prior-year period.
SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense de-leverage associated with decreased sales.

Impairment of Goodwill and Intangible Assets
For the twenty-six weeks ended July 30, 2022, impairment of goodwill and intangible assets totaled $29.3 million. These charges related to Pura Vida goodwill and the indefinite-lived Pura Vida brand asset and are reflected within the Pura Vida segment. For additional information, refer to Goodwill and Other Intangible Assets herein. There were no similar charges in the comparable prior-year period.
Other Income, Net
For the twenty-six weeks ended July 30, 2022, net other income decreased $0.6 million to other income of $0.2 million compared to $0.8 million in the comparable prior-year period. The decrease in net other income was primarily due to legal settlements in the prior-year period that did not recur.
Operating (Loss) Income
For the twenty-six weeks ended July 30, 2022, operating loss increased $61.8 million to $(51.1) million in the current-year period, from operating income of $10.7 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (22.3)% and 4.2% for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. Operating loss increased due to the factors described in the captions above.
VB Direct. For the twenty-six weeks ended July 30, 2022, operating income in the VB Direct segment decreased $18.5 million, to $15.5 million from $34.0 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 10.5% and 20.8% for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to SG&A expense de-leverage associated with decreased sales; a decrease in gross margin as a percentage of net revenues as described above, including approximately 340 basis points related to inventory adjustments for the exit of certain technology products and excess mask products, as well as certain purchase order cancellation fees; and an increase in SG&A expenses compared to the prior-year period primarily due to $0.8 million in store impairment charges.
VB Indirect. For the twenty-six weeks ended July 30, 2022, operating income in the VB Indirect segment decreased $0.7 million, or 6.6%, to $9.4 million from $10.1 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 27.4% and 31.3% for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to a decrease in gross margin as a percentage of net revenues as described above, including approximately 290 basis points related to inventory adjustments for the exit of certain technology products and excess mask products, as well as certain purchase order cancellation fees.
Pura Vida. For the twenty-six weeks ended July 30, 2022, operating loss in the Pura Vida segment increased $33.2 million to $(27.5) million from operating income of $5.7 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating (loss) income in the Pura Vida segment was (59.9)% and 9.5% for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to goodwill and indefinite-lived Pura Vida tradename impairment charges in the current-year period of $19.4 million and $9.9 million, respectively. In addition, there was expense de-leverage associated with a decrease in sales, as well as inventory adjustments for excess mask products which impacted the operating loss as a percentage of net revenues by approximately 210 basis points in the current year. These decreases to operating income were partially offset by reductions in advertising expense compared to the prior-year period.
Corporate Unallocated. For the twenty-six weeks ended July 30, 2022, unallocated expenses increased $9.4 million, or 24.0%, to $48.5 million from $39.1 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to severance charges of $5.7 million, including CEO retirement severance; an increase in professional fees of $3.8 million which includes consulting fees of $2.9 million associated with cost savings initiatives and CEO search; a decrease in net other income of $0.6 million primarily related to legal settlements in the prior-year period that did not recur; and $0.6 million related to a lease right-of-use asset impairment charge in the current-year period. These increases were partially offset by a decrease in employee-related expenses, primarily related to a decline in incentive compensation expense as a result of company performance estimates and forfeitures.
Income Tax Benefit
The effective tax rate for the twenty-six weeks ended July 30, 2022, was 14.7%, compared to 20.4% for the twenty-six weeks ended July 31, 2021. The year-over year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation and stock-based compensation.

Net (Loss) Income
For the twenty-six weeks ended July 30, 2022, net loss increased $51.9 million to $(43.6) million from net income of $8.3 million in the comparable prior-year period due to the factors described in the captions above.
Net (Loss) Income Attributable to Redeemable Noncontrolling Interest
For the twenty-six weeks ended July 30, 2022, net loss attributable to redeemable noncontrolling interest was $(6.9) million compared to net income attributable to redeemable noncontrolling interest of $1.4 million in the prior-year period. This represents the allocation of the Pura Vida net (loss) income to the noncontrolling interest. The increase in net (loss) income was due to the factors described above in the Pura Vida operating segment.
Net (Loss) Income Attributable to Vera Bradley, Inc.
For the twenty-six weeks ended July 30, 2022, net loss attributable to Vera Bradley, Inc. increased $43.6 million to $(36.7) million from net income attributable to Vera Bradley, Inc. of $6.9 million in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of July 30, 2022. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Net cash (used in) provided by operating activities	$(27,118)	$16,487
Net cash used in investing activities	(4,391)	(1,671)
Net cash used in financing activities	(18,500)	(3,229)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the twenty-six weeks ended July 30, 2022 was $27.1 million compared to net cash provided by operating activities of $16.5 million for the twenty-six weeks ended July 31, 2021. The increase in cash used in operating activities was primarily related to an increase in the net loss after non-cash charges of $28.5 million, as well as the change in assets and liabilities. Changes in assets and liabilities resulting in a use of cash were primarily related to the change in inventory which was impacted by decreased sales compared to the prior-year period, as well as an increase in inventory-in-transit. These factors were partially offset by non-cash inventory adjustments of $6.1 million primarily for the exit of certain technology products and excess mask products in the current-year period. Changes that provided a source of cash were due primarily to accounts payable which was mostly associated with timing of payments; income taxes, which we received net payments of $6.8 million during the current-year period; and accrued and other liabilities reflecting accruals associated with certain severance payments.

Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $4.4 million for the twenty-six weeks ended July 30, 2022 compared to $1.7 million for the twenty-six weeks ended July 31, 2021. The increase in cash used in investing activities was primarily a result of increased spending associated with purchases of property, plant, and equipment due mostly to relocations of certain existing Vera Bradley factory outlet stores and timing of payments.
Capital expenditures for fiscal 2023 are expected to be approximately $8.0 million to $10.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $18.5 million for the twenty-six weeks ended July 30, 2022 compared to $3.2 million for the twenty-six weeks ended July 31, 2021. The increase in cash used in financing activities was primarily due to $16.5 million of common stock repurchases in the current-year period that did not occur in the comparable prior-year period.
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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of July 30, 2022.
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

As of July 30, 2022 and January 29, 2022, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.
Material Cash Requirements
As of July 30, 2022, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of July 30, 2022.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 30, 2022, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2022.
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
A significant portion of Pura Vida’s total assets are represented by goodwill, indefinite-lived intangible assets, and definite-lived intangible assets. We have taken impairment charges in the past for goodwill and indefinite-lived intangible assets and we could be required to take additional impairment charges in the future, which may adversely affect the company’s financial condition and results of operations.

We used the purchase method of accounting to account for the acquisition of a majority interest in Pura Vida consummated on July 16, 2019. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The purchase price allocation resulted in a goodwill value of $44.3 million and a value of $61.7 million related to other intangible assets. The carrying value of these assets as of July 30, 2022, was $24.8 million and $32.8 million, respectively. We test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Definite-lived intangible assets are subject to impairment testing, similar to our long-lived assets. During our assessment for the fiscal 2023 test, we determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand were less than their carrying values. The Company has experienced significantly lower sales from its Pura Vida e-commerce channel due to a decline in social and digital media effectiveness. These lower sales volumes had a negative impact on the fair value determination of the aforementioned assets. As a result, we recorded an impairment charge of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, for the thirteen and twenty-six weeks ended July 30, 2022. While we consider our assumptions in the determination of the fair value of these assets to be reasonable, they are complex and highly subjective. Adverse changes in key assumptions in future periods may result in further declines in the fair value estimates of goodwill and the Pura Vida brand below their carrying value resulting in impairment charges, which could be material. Our key assumptions may be impacted by macroeconomic conditions, including inflationary pressures and the impact on consumer discretionary spending, supply chain challenges, as well as a sustained decline in stock price and potential changes in business strategy.

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
Details regarding the activity under the program during the thirteen weeks ended July 30, 2022 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
May 1, 2022 - May 28, 2022	633,603	$6.27	633,603	$31,367,443
May 29, 2022 - July 2, 2022	293,300	6.12	293,300	29,571,507
July 3, 2022 - July 30, 2022	59,120	4.33	59,120	29,315,514
	986,023	$6.11	986,023

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: September 7, 2022	/s/ John Enwright
John Enwright
Chief Financial Officer