Form 10-Q
period 2022-10-29
Vera Bradley, Inc.
filed 2022-12-07
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 30,875,844 shares of its common stock outstanding as of November 30, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 29, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$25,237	$88,436
Accounts receivable, net	25,115	20,681
Inventories	178,334	144,881
Income taxes receivable	4,120	9,391
Prepaid expenses and other current assets	14,817	15,928
Total current assets	247,623	279,317
Operating right-of-use assets	82,683	79,873
Property, plant, and equipment, net	60,388	59,941
Intangible assets, net	32,001	44,223
Goodwill	24,833	44,254
Deferred income taxes	9,381	3,857
Other assets	4,428	6,081
Total assets	$461,337	$517,546
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,125	$30,492
Accrued employment costs	12,252	12,463
Short-term operating lease liabilities	19,742	18,699
Other accrued liabilities	14,771	16,422
Income taxes payable	501	—
Total current liabilities	78,391	78,076
Long-term operating lease liabilities	80,109	80,861
Other long-term liabilities	85	195
Total liabilities	158,585	159,132
Commitments and contingencies
Redeemable noncontrolling interest	23,153	30,974
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 42,846 and 42,429 shares issued and 30,953 and 33,170 shares outstanding, respectively	—	—
Additional paid-in-capital	109,070	107,907
Retained earnings	302,790	334,364
Accumulated other comprehensive loss	(181)	(29)
Treasury stock	(132,080)	(114,802)
Total shareholders’ equity of Vera Bradley, Inc.	279,599	327,440
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$461,337	$517,546

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net revenues	$124,040	$134,735	$352,870	$390,877
Cost of sales	58,164	62,457	173,963	179,074
Gross profit	65,876	72,278	178,907	211,803
Selling, general, and administrative expenses	60,059	64,458	195,015	194,083
Impairment of goodwill and intangible assets	—	—	29,338	—
Other income, net	141	132	350	921
Operating income (loss)	5,958	7,952	(45,096)	18,641
Interest expense, net	39	13	115	222
Income (loss) before income taxes	5,919	7,939	(45,211)	18,419
Income tax expense (benefit)	1,090	1,713	(6,429)	3,854
Net income (loss)	4,829	6,226	(38,782)	14,565
Less: Net (loss) income attributable to redeemable noncontrolling interest	(338)	448	(7,208)	1,882
Net income (loss) attributable to Vera Bradley, Inc.	$5,167	$5,778	$(31,574)	$12,683

Basic weighted-average shares outstanding	31,061	33,964	31,721	33,852
Diluted weighted-average shares outstanding	31,229	34,472	31,721	34,492

Basic net income (loss) per share available to Vera Bradley, Inc. common shareholders	$0.17	$0.17	$(1.00)	$0.37
Diluted net income (loss) per share available to Vera Bradley, Inc. common shareholders	$0.17	$0.17	$(1.00)	$0.37
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income (loss)	$4,829	$6,226	$(38,782)	$14,565
Unrealized loss on available-for-sale debt investments	—	(1)	—	(4)
Cumulative translation adjustment	(46)	(5)	(152)	(14)
Comprehensive income (loss), net of tax	4,783	6,220	(38,934)	14,547
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest	(338)	448	(7,208)	1,882
Comprehensive income (loss) attributable to Vera Bradley, Inc.	$5,121	$5,772	$(31,726)	$12,665
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 29, 2022	33,170,430	9,258,741	$107,907	$334,364	$(29)	$(114,802)	$327,440
Net loss attributable to Vera Bradley, Inc.	—	—	—	(6,974)	—	—	(6,974)
Translation adjustments	—	—	—	—	(31)	—	(31)
Restricted shares vested, net of repurchase for taxes	404,469	—	(1,410)	—	—	—	(1,410)
Stock-based compensation	—	—	543	—	—	—	543
Treasury stock purchased	(1,423,096)	1,423,096	—	—	—	(10,454)	(10,454)
Balance at April 30, 2022	32,151,803	10,681,837	$107,040	$327,390	$(60)	$(125,256)	$309,114
Net loss attributable to Vera Bradley, Inc.	—	—	—	(29,767)	—	—	(29,767)
Translation adjustments	—	—	—	—	(75)	—	(75)
Restricted shares vested, net of repurchase for taxes	89	—	—	—	—	—	—
Stock-based compensation	—	—	901	—	—	—	901
Treasury stock purchased	(986,023)	986,023	—	—	—	(6,023)	(6,023)
Balance at July 30, 2022	31,165,869	11,667,860	$107,941	$297,623	$(135)	$(131,279)	$274,150
Net income attributable to Vera Bradley, Inc.	—	—	—	5,167	—	$—	5,167
Translation adjustments	—	—	—	—	(46)	$—	(46)
Restricted shares vested, net of repurchase for taxes	11,985	—	(20)	—	—	$—	(20)
Stock-based compensation	—	—	1,149	—	—	$—	1,149
Treasury stock purchased	(225,010)	225,010	—	—	—	$(801)	(801)
Balance at October 29, 2022	30,952,844	11,892,870	$109,070	$302,790	$(181)	$(132,080)	$279,599

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(continued)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 30, 2021	33,414,490	8,393,207	$105,433	$316,526	$8	$(107,060)	$314,907
Net loss attributable to Vera Bradley, Inc.	—	—	—	(2,145)	—	—	(2,145)
Translation adjustments	—	—	—	—	(6)	—	(6)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(2)	—	(2)
Restricted shares vested, net of repurchase for taxes	570,562	—	(2,171)	—	—	—	(2,171)
Stock-based compensation	—	—	1,814	—	—	—	1,814
Balance at May 1, 2021	33,985,052	8,393,207	$105,076	$314,381	$—	$(107,060)	$312,397
Net income attributable to Vera Bradley, Inc.	—	—	—	9,050	—	—	9,050
Translation adjustments	—	—	—	—	(3)	—	(3)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(1)	—	(1)
Restricted shares vested, net of repurchase for taxes	36,278	—	(179)	—	—	—	(179)
Stock-based compensation	—	—	1,558	—	—	—	1,558
Balance at July 31, 2021	34,021,330	8,393,207	$106,455	$323,431	$(4)	$(107,060)	$322,822
Net income attributable to Vera Bradley, Inc.	—	—	—	$5,778	—	—	5,778
Translation adjustments	—	—	—	—	(5)	—	(5)
Unrealized loss on available-for-sale debt investments	—	—	—	—	(1)	—	(1)
Restricted shares vested, net of repurchase for taxes	14,634	—	(75)	—	—	—	(75)
Stock-based compensation	—	—	1,047	—	—	—	1,047
Treasury stock purchased	(214,030)	214,030	—	—	—	(2,118)	(2,118)
Balance at October 30, 2021	33,821,934	8,607,237	$107,427	$329,209	$(10)	$(109,178)	$327,448
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities
Net (loss) income	$(38,782)	$14,565
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	6,685	6,769
Amortization of operating right-of-use assets	16,151	15,028
Goodwill and intangible asset impairment	29,338	—
Other impairment charges	1,351	—
Amortization of intangible assets	2,305	2,305
Provision for doubtful accounts	(80)	108
Stock-based compensation	2,593	4,419
Deferred income taxes	(5,524)	80
Other non-cash gain, net	—	(45)
Changes in assets and liabilities:
Accounts receivable	(4,354)	(2,558)
Inventories	(33,453)	(6,849)
Prepaid expenses and other assets	2,764	3,463
Accounts payable	49	4,798
Income taxes	5,772	(1,945)
Operating lease liabilities, net	(19,262)	(19,273)
Accrued and other liabilities	(2,311)	(1,654)
Net cash (used in) provided by operating activities	(36,758)	19,211
Cash flows from investing activities
Purchases of property, plant, and equipment	(6,968)	(4,033)
Proceeds from maturities and sales of investments	—	815
Proceeds from disposal of property, plant, and equipment	—	45
Net cash used in investing activities	(6,968)	(3,173)
Cash flows from financing activities
Tax withholdings for equity compensation	(1,430)	(2,425)
Repurchase of common stock	(17,278)	(2,000)
Distributions to redeemable noncontrolling interest	(613)	(990)
Net cash used in financing activities	(19,321)	(5,415)
Effect of exchange rate changes on cash and cash equivalents	(152)	(14)
Net (decrease) increase in cash and cash equivalents	(63,199)	10,609
Cash and cash equivalents, beginning of period	88,436	64,175
Cash and cash equivalents, end of period	$25,237	$74,784

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(6,637)	$5,724
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of October 29, 2022 and October 30, 2021	$—	$118
Expenditures incurred but not yet paid as of January 29, 2022 and January 30, 2021	$—	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of October 29, 2022 and October 30, 2021	$1,174	$919
Expenditures incurred but not yet paid as of January 29, 2022 and January 30, 2021	$250	$343
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
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com and verabradley.ca; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of October 29, 2022, the Company operated 60 full-line stores and 80 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2022 and 2021 annual outlet sales.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 1,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States, as well as through its five retail stores.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended October 29, 2022, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, the uncertainty of macroeconomic factors on future periods, including inflation and supply chain challenges, among other related matters.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary, Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 29, 2022 and October 30, 2021 refer to the thirteen week periods ended on those dates.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued or which became effective during the thirteen and thirty-nine weeks ended October 29, 2022, which had, or are expected to have, a significant impact on the Company's Consolidated Financial Statements.

2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 (in thousands):

	Thirteen Weeks Ended
	October 29, 2022
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$34,492		$11,561		$231		$46,284
Travel	17,744		4,106		—		21,850
Accessories	14,901		3,554		19,498		37,953
Home	8,197		1,258		—		9,455
Apparel/Footwear(6)	2,932		888		1,267		5,087
Other	1,795	(1)	947	(2)	669	(3)	3,411
Total net revenues	$80,061	(4)	$22,314	(5)	$21,665	(4)	$124,040

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $21.7 million of net revenues related to product sales recognized at a point in time and $0.6 million of net revenues related to sales-based royalties recognized over time.
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
(6) Includes mask sales.

	Thirty-Nine Weeks Ended
	October 29, 2022
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$98,997		$30,615		$1,073		$130,685
Travel	52,903		10,212		—		63,115
Accessories	42,157		7,958		61,627		111,742
Home	22,645		3,116		—		25,761
Apparel/Footwear(6)	6,996		1,748		3,062		11,806
Other	5,012	(1)	2,967	(2)	1,782	(3)	9,761
Total net revenues	$228,710	(4)	$56,616	(5)	$67,544	(4)	$352,870

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $54.5 million of net revenues related to product sales recognized at a point in time and $2.1 million of net revenues related to sales-based royalties recognized over time.
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
(6) Includes mask sales.

Contract Balances
Contract liabilities as of October 29, 2022 and January 29, 2022, were $2.7 million and $3.9 million, respectively. The balance as of October 29, 2022 and January 29, 2022 consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, and Pura Vida customer deposits and payments collected before shipment. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of October 29, 2022 and January 29, 2022.
The balance for accounts receivable from contracts with customers, net of allowances, as of October 29, 2022 and January 29, 2022, was $24.0 million and $18.1 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million and $1.2 million as of October 29, 2022 and January 29, 2022, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of October 29, 2022.

3.Leases
Discount Rate
The weighted-average discount rate as of October 29, 2022, and October 30, 2021 was 4.6% and 4.7%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of October 29, 2022, the Company had a total of three Vera Bradley retail store leases which were executed, but it did not have control of the underlying assets; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $6.7 million and have terms of up to 10 years commencing in fiscal year 2024.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease cost	$6,357	$6,524	$18,721	$18,697
Variable lease cost	1,408	1,987	4,390	5,521
Short-term lease cost	43	121	359	363
Less: Sublease income (1)	(105)	—	(129)	—
Total net lease cost	$7,703	$8,632	$23,341	$24,581
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of October 29, 2022 and October 30, 2021 was 5.4 years and 5.3 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$19,883	$23,482
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$19,666	$9,678
(1) $2.5 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of October 29, 2022. $2.5 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of January 30, 2021, and were paid in the first quarter of fiscal 2022. $2.4 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of October 30, 2021.

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator:
Net income (loss)	$4,829	$6,226	$(38,782)	$14,565
Less: Net (loss) income attributable to redeemable noncontrolling interest	(338)	448	(7,208)	1,882
Net income (loss) attributable to Vera Bradley, Inc.	$5,167	$5,778	$(31,574)	$12,683

Denominator:
Weighted-average number of common shares (basic)	31,061	33,964	31,721	33,852
Dilutive effect of stock-based awards	168	508	—	640
Weighted-average number of common shares (diluted)	31,229	34,472	31,721	34,492

Net income (loss) per share available to Vera Bradley, Inc. common shareholders:
Basic	$0.17	$0.17	$(1.00)	$0.37
Diluted	$0.17	$0.17	$(1.00)	$0.37
For the thirty-nine weeks ended October 29, 2022, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the thirteen weeks ended October 29, 2022 and the thirteen and thirty-nine weeks ended October 30, 2021, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of October 29, 2022 and January 29, 2022, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of October 29, 2022 and January 29, 2022 (in thousands):

	Level 1		Level 2		Level 3
	October 29, 2022	January 29, 2022	October 29, 2022	January 29, 2022	October 29, 2022	January 29, 2022
Cash equivalents(1)	$358	$2,856	$—	$—	$—	$—

(1) Cash equivalents represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $1.4 million for store property, plant, and equipment impairment charges and a corporate lease right-of-use asset impairment charge for the thirty-nine weeks ended October 29, 2022. There were no long-lived asset impairment charges for the thirteen weeks ended October 29, 2022 and the thirteen and thirty-nine weeks ended October 30, 2021.
On a nonrecurring basis, assets recognized or disclosed at fair value on the consolidated financial statements include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. During the thirty-nine weeks ended October 29, 2022, the Company recorded a $29.3 million impairment charge related to goodwill and the indefinite-lived Pura Vida brand asset in conjunction with its second quarter annual quantitative test. There were no goodwill or indefinite-lived assets impairment charges recorded during the thirteen weeks ended October 29, 2022. Refer to Note 13 herein for additional information.
The discounted cash flow models used to estimate the applicable fair values involve numerous estimates and assumptions that are highly subjective. Changes to these estimates and assumptions could materially impact the fair

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of October 29, 2022 and January 29, 2022, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended October 29, 2022, was 18.4%, compared to 21.6% for the thirteen weeks ended October 30, 2021. The year-over-year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period.
The effective tax rate for the thirty-nine weeks ended October 29, 2022, was 14.2%, compared to 20.9% for the thirty-nine weeks ended October 30, 2021. The year-over-year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation and stock-based compensation.

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
Awards of Restricted Stock Units
The Company did not grant restricted stock units during the thirteen weeks ended October 29, 2022. During the thirteen weeks ended October 30, 2021, the Company granted 11,424 time-based and performance-based restricted stock units with an aggregate fair value of $0.1 million to certain employees under the 2020 Equity and Incentive Plan. On November 1, 2022, subsequent to the end of the third quarter, the Company granted 579,270 time-based and performance-based restricted stock units with an aggregate fair value of $1.9 million to Jacqueline Ardrey, Chief Executive Officer of Vera Bradley, Inc.
During the thirty-nine weeks ended October 29, 2022, the Company granted 841,369 time-based and performance-based restricted stock units with an aggregate fair value of $6.3 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 652,339 time-based and performance-based restricted stock units with an aggregate fair value of $6.7 million in the same period of the prior year.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of restricted stock unit activity for the thirty-nine weeks ended October 29, 2022 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 29, 2022	855	$7.43	708	$7.95
Granted	472	7.47	369	7.47
Vested	(442)	7.73	(174)	13.10
Forfeited	(104)	7.16	(119)	6.62
Nonvested units outstanding at October 29, 2022	781	$7.32	784	$6.77
As of October 29, 2022, there was $4.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years, subject to meeting performance conditions.

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
The Company purchased 2,634,129 shares at an average price of $6.56 per share, excluding commissions, for an aggregate amount of $17.3 million during the thirty-nine weeks ended October 29, 2022 under the 2021 Share Repurchase Program. There was $28.5 million remaining available to repurchase shares of the Company's common stock under the 2021 Share Repurchase Program as of October 29, 2022.
As of October 29, 2022, the Company held as treasury shares 11,892,870 shares of its common stock at an average price of $11.11 per share, excluding commissions, for an aggregate carrying amount of $132.1 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $6.9 million and $8.0 million as of October 29, 2022 and January 29, 2022, respectively. Of this total, $3.0 million and $2.8 million was recorded within prepaid expenses and other current assets and $3.9 million and $5.2 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of October 29, 2022 and January 29, 2022, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
12.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. Refer to Notes 1 and 4 herein for additional information.
Changes in redeemable noncontrolling interest for the thirteen and thirty-nine weeks ended October 29, 2022, were as follows (in thousands):

Balance at January 29, 2022	$30,974
Net income attributable to redeemable noncontrolling interest	264
Distributions to redeemable noncontrolling interest	(146)
Balance at April 30, 2022	$31,092
Net loss attributable to redeemable noncontrolling interest	(7,134)
Distributions to redeemable noncontrolling interest	(467)
Balance at July 30, 2022	$23,491
Net loss attributable to redeemable noncontrolling interest	(338)
Balance at October 29, 2022	$23,153
Changes in redeemable noncontrolling interest for the thirteen and thirty-nine weeks ended October 30, 2021, were as follows (in thousands):

Balance at January 30, 2021	$29,809
Net income attributable to redeemable noncontrolling interest	627
Distributions to redeemable noncontrolling interest	(129)
Balance at May 1, 2021	$30,307
Net income attributable to redeemable noncontrolling interest	807
Distributions to redeemable noncontrolling interest	(750)
Balance at July 31, 2021	$30,364
Net income attributable to redeemable noncontrolling interest	448
Distributions to redeemable noncontrolling interest	(111)
Balance at October 30, 2021	$30,701

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
13.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	October 29, 2022
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(19,227)	$4,981
Non-competition Agreements	788	(519)	269
Total definite-lived intangible assets	24,996	(19,746)	5,250

Indefinite-lived intangible asset
Pura Vida Brand (2)	26,751	—	26,751

Total intangible assets, excluding goodwill	$51,747	$(19,746)	$32,001

(1) Amortization expense is recorded within the Pura Vida segment.
(2) An impairment charge was recorded within the Pura Vida segment during the thirty-nine weeks ended October 29, 2022, totaling $9.9 million in conjunction with the Company's second quarter annual impairment test.

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
Amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statement of Operations. The future amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2023 (remaining three months)	$768
Fiscal 2024	3,073
Fiscal 2025	1,409
Total	$5,250
The total amount of the goodwill as of October 29, 2022 and January 29, 2022, was $24.8 million and $44.3 million, respectively, recorded within the Pura Vida segment. Goodwill is deductible for tax purposes, limited to the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company's 75% majority ownership interest. Changes to goodwill for the thirty-nine weeks ended October 29, 2022 are as follows (in thousands):

Balance at January 29, 2022	$44,254
Goodwill impairment (1)	(19,421)
Balance at October 29, 2022	$24,833
(1) The goodwill impairment charge was recorded in conjunction with the Company's second quarter annual impairment test during the thirty-nine weeks ended October 29, 2022. The goodwill impairment charge was recorded within the Pura Vida segment.
There were no changes to goodwill for the thirteen and thirty-nine weeks ended October 30, 2021.
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
During the assessment for the fiscal 2023 test, it was determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand were less than their carrying values. As a result, the Company recorded an impairment charge of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, during the thirty-nine weeks ended October 29, 2022 within the Pura Vida segment.
Due to the operating loss incurred by the Pura Vida segment during the third quarter, the Company determined there was a triggering event and performed additional analysis on the valuation of the Pura Vida reporting unit and the Pura Vida brand as of October 29, 2022. As of October 29, 2022, the Company determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand exceeded their carrying values by a nominal amount and concluded that no additional impairment existed for the goodwill or brand assets. There were no impairment charges recorded for the thirteen weeks ended October 29, 2022.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company has incurred the following charges during the thirteen weeks ended October 29, 2022 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$—	$406	$—	$406
Consulting fees and other costs (1)	—	—	115	1,018	1,133
Total (2)	$—	$—	$521	$1,018	$1,539

(1) Includes $1.0 million for fees related to cost savings initiatives and CEO search and $0.1 million for certain Pura Vida professional fees
(2) Charges are recorded within selling, general, and administrative expenses

The Company has incurred the following charges during the thirty-nine weeks ended October 29, 2022 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges (1)	$15	$—	$422	$5,683	$6,120
Consulting fees and other costs (2)	302	—	115	3,923	4,340
Total (3)	$317	$—	$537	$9,606	$10,460

(1) Includes CEO retirement severance
(2) Includes $3.9 million for fees related to cost savings initiatives and CEO search; $0.3 million for concept brand exit costs; and $0.1 million for certain Pura Vida professional fees
(3) $10.3 million of the charges are recorded within selling, general, and administrative expenses and $0.2 million are recorded within cost of sales

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

	Severance Charges (1)	Consulting Fees and Other Costs (2)
Fiscal 2023 charges	$6,120	$4,340
Cash payments	(2,537)	(3,980)
Non-cash charges and adjustments	(16)	(302)
Liability as of October 29, 2022	$3,567	$58

(1) Remaining liability is recorded within accrued employment costs
(2) Remaining liability is recorded within accounts payable

There were no similar charges in the thirteen and thirty-nine weeks ended October 30, 2021.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Other Charges
Thirteen weeks ended July 30, 2022. During the thirteen weeks ended July 30, 2022, the Company recorded $5.9 million of non-cash inventory adjustments related to the exit of certain technology products and excess mask products and $1.1 million for purchase order cancellation fees related to spring 2023 product within cost of sales in its Condensed Consolidated Statement of Operations. Collectively, $5.1 million was recorded within the Direct segment, $1.0 million was recorded within the Indirect segment, and $0.9 million was recorded within the Pura Vida segment.
Thirteen weeks ended October 29, 2022. During the thirteen weeks ended October 29, 2022, the Company recorded a benefit of $0.3 million within cost of sales in its Condensed Consolidated Statement of Operations for a reversal of certain purchase order cancellation fees. $0.2 million was recorded within the Direct segment and $0.1 million was recorded within the Indirect segment.
There were no similar charges during the thirteen weeks ended April 30, 2022 or the thirteen and thirty-nine weeks ended October 30, 2021.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Segment net revenues:
VB Direct	$80,061	$86,646	$228,710	$250,516
VB Indirect	22,314	20,913	56,616	53,009
Pura Vida	21,665	27,176	67,544	87,352
Total	$124,040	$134,735	$352,870	$390,877
Segment operating income (loss):
VB Direct	$17,060	$17,825	$32,607	$51,853
VB Indirect	9,012	7,341	18,409	17,403
Pura Vida	(1,353)	1,794	(28,831)	7,528
Total	$24,719	$26,960	$22,185	$76,784
Reconciliation:
Segment operating income	$24,719	$26,960	$22,185	$76,784
Less:
Unallocated corporate expenses	(18,761)	(19,008)	(67,281)	(58,143)
Operating income (loss)	$5,958	$7,952	$(45,096)	$18,641

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and thirty-nine weeks ended October 29, 2022, are not necessarily indicative of the results to be expected for the full fiscal year.
Macroeconomic Environment
We continue to experience challenges associated with the unpredictable macroeconomic environment in which we operate our businesses. The COVID-19 pandemic caused supply chain disruptions that have resulted in continuing delivery delays and increased inbound and outbound shipping costs. We cannot predict the future impacts of the COVID-19 pandemic if associated factors necessitate temporary closures to some, or all, of our retail stores due to guidance and mandates from governments and public health officials, or require other Company action that may impact our operations.
We have also been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the Generalized System of Preferences (“GSP”) duty-free status that expired at the end of calendar year 2020. We cannot guarantee if or when the GSP duty-free status will be reinstated and retro-actively applied by Congress.
In addition, the macroeconomic environment has been further challenged by inflationary pressures, including high gas prices, and other related factors that have impacted consumer discretionary spending, primarily customers with lower household incomes. We have also seen a trend of increasing digital media costs.
We began initiating strategic price increases across both of our brands to mitigate some of these inflationary and supply chain pressures in late fiscal 2022 and early fiscal 2023. We will continue to monitor our pricing as it relates to the current macroeconomic trends.
We also continued the implementation of our targeted cost reductions, which are expected to be fully realized in fiscal 2024. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll.
While we continue to actively monitor this rapidly evolving macroeconomic environment and are working to mitigate the situation, we cannot predict the full impact these matters could have on our liquidity, operating results, and financial condition, but they could have a material adverse effect on these metrics.
Executive Summary
Below is a summary of our strategic progress and financial results for the third quarter of fiscal 2023:
Strategic Progress
At Vera Bradley, we continued to innovate and build on our lifestyle merchandising focus in the core areas of travel, back-to-campus, everyday, and collaborations. We continued our collaborations with Disney and Harry Potter; launched a new rain gear collaboration with Totes; introduced VB Cloud, our exclusive shoe collection of mules and slip-ons; and expanded our family sleep and loungewear collection.
At Pura Vida, we continued to build customer excitement and engagement through collaborations such as Disney, Harry Potter, and Hello Kitty; partnered with key influencers; and continued product innovation through expansion of our demi-fine jewelry and stone collections and the extension of our apparel offerings. We also opened two additional full-price Pura Vida stores in the third quarter in Myrtle Beach and metro Phoenix in August and September, respectively.
Financial Summary (all comparisons are to the third quarter of fiscal 2022)
•Net revenues decreased 7.9% to $124.0 million.
•Vera Bradley Direct (“VB Direct”) segment sales decreased 7.6% to $80.1 million.
•Vera Bradley Indirect segment (“VB Indirect”) sales increased 6.7% to $22.3 million.
•Pura Vida segment sales decreased 20.3% to $21.7 million.
•Gross profit was $65.9 million, or 53.1% of net revenue.

•Operating income was $6.0 million and net income attributable to Vera Bradley, Inc. was $5.2 million. Operating income was impacted by $1.1 million of consulting fees related to our cost savings initiatives, CEO search fees, and certain Pura Vida professional fees; $0.8 million for intangible asset amortization; $0.4 million of severance charges; $0.2 million for stock-based compensation associated with CEO retirement; and a benefit of $0.3 million for the reversal of certain PO cancellation fees. Collectively, the net loss attributable to Vera Bradley, Inc. for these net charges was $1.1 million.
•Capital expenditures for the thirteen weeks totaled $2.6 million.
•Cash and cash equivalents were $25.2 million at October 29, 2022.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; the Vera Bradley websites verabradley.com and verabradley.ca; and our Vera Bradley online outlet site. There were no sales from our Vera Bradley annual outlet sale in Fort Wayne, Indiana for the past two years as it was cancelled due to the COVID-19 pandemic. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, through the distribution of Pura Vida-branded products to wholesale retailers, and through Pura Vida's five retail stores, the first of which opened in August 2021 and the remainder in fiscal 2023.
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
As a result of the temporary closure of all Vera Bradley stores due to COVID-19 during a portion of the fiscal 2021 first and second quarters, the Company's comparable store sales and comparable sales calculations for the prior-year year-to-date period is not meaningful and therefore is not provided.
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
Net Income (Loss) Attributable to Vera Bradley, Inc.
Net income (loss) attributable to Vera Bradley, Inc. is equal to net income (loss) less net (loss) income attributable to redeemable noncontrolling interest.
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

During the assessment for the fiscal 2023 test, it was determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand were less than their carrying values. As a result, the Company recorded an impairment charge of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, for the thirteen weeks ended July 30, 2022 within the Pura Vida segment. Due to the operating loss incurred by the Pura Vida segment during the third quarter, we determined there was a triggering event and performed additional analysis on the valuation of the Pura Vida reporting unit and the Pura Vida brand as of October 29, 2022. As of October 29, 2022, we determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand exceeded their carrying values by a nominal amount and concluded that no additional impairment existed for the goodwill or brand assets.

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
Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the "asset group" for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. Impairment charges of $1.4 million were recognized during the thirty-nine weeks ended October 29, 2022, for store-related property, plant, and equipment and a lease right-of-use asset and are included in SG&A expenses in the Condensed Consolidated Statements of Operations and in other impairment charges in the Condensed Consolidated Statements of Cash Flows. $0.8 million of the impairment charge is included in the Direct segment for the thirty-nine weeks ended October 29, 2022, and $0.6 million of the impairment charge is included in corporate unallocated expenses for the thirty-nine weeks ended October 29, 2022. There were no impairment charges recorded during the thirteen weeks ended October 29, 2022, and the thirteen and thirty-nine weeks ended October 30, 2021. We are unable to predict the extent of the impact that the inflationary environment and supply chain challenges could have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Statement of Operations Data:
Net revenues	$124,040	$134,735	$352,870	$390,877
Cost of sales	58,164	62,457	173,963	179,074
Gross profit	65,876	72,278	178,907	211,803
Selling, general, and administrative expenses	60,059	64,458	195,015	194,083
Impairment of goodwill and intangible assets	—	—	29,338	—
Other income, net	141	132	350	921
Operating income (loss)	5,958	7,952	(45,096)	18,641
Interest expense, net	39	13	115	222
Income (loss) before income taxes	5,919	7,939	(45,211)	18,419
Income tax expense (benefit)	1,090	1,713	(6,429)	3,854
Net income (loss)	4,829	6,226	(38,782)	14,565
Less: Net (loss) income attributable to redeemable noncontrolling interest	(338)	448	(7,208)	1,882
Net income (loss) attributable to Vera Bradley, Inc.	$5,167	$5,778	$(31,574)	$12,683
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.9%	46.4%	49.3%	45.8%
Gross profit	53.1%	53.6%	50.7%	54.2%
Selling, general, and administrative expenses	48.4%	47.8%	55.3%	49.7%
Impairment of goodwill and intangible assets	—%	—%	8.3%	—%
Other income, net	0.1%	0.1%	0.1%	0.2%
Operating income (loss)	4.8%	5.9%	(12.8)%	4.8%
Interest expense, net	—%	—%	—%	0.1%
Income (loss) before income taxes	4.8%	5.9%	(12.8)%	4.7%
Income tax expense (benefit)	0.9%	1.3%	(1.8)%	1.0%
Net income (loss)	3.9%	4.6%	(11.0)%	3.7%
Less: Net (loss) income attributable to redeemable noncontrolling interest	(0.3)%	0.3%	(2.0)%	0.5%
Net income (loss) attributable to Vera Bradley, Inc.	4.2%	4.3%	(8.9)%	3.2%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net Revenues by Segment:
VB Direct	$80,061	$86,646	$228,710	$250,516
VB Indirect	22,314	20,913	56,616	53,009
Pura Vida	21,665	27,176	67,544	87,352
Total	$124,040	$134,735	$352,870	$390,877
Percentage of Net Revenues by Segment:
VB Direct	64.5%	64.3%	64.8%	64.1%
VB Indirect	18.0%	15.5%	16.0%	13.6%
Pura Vida	17.5%	20.2%	19.2%	22.3%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating Income (Loss) by Segment:
VB Direct	$17,060	$17,825	$32,607	$51,853
VB Indirect	9,012	7,341	18,409	17,403
Pura Vida	(1,353)	1,794	(28,831)	7,528
Less: Corporate unallocated	(18,761)	(19,008)	(67,281)	(58,143)
Total	$5,958	$7,952	$(45,096)	$18,641
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	21.3%	20.6%	14.3%	20.7%
VB Indirect	40.4%	35.1%	32.5%	32.8%
Pura Vida	(6.2)%	6.6%	(42.7)%	8.6%
Vera Bradley Store Data (1):
Total stores opened during period	1	2	5	6
Total stores closed during period	(4)	—	(10)	(3)
Total stores open at end of period	140	147	140	147
Total gross square footage at end of period (all stores)	401,239	400,600	401,239	400,600
Average net revenues per gross square foot (2)	$135	$157	$386	$457
Comparable sales (including e-commerce) (decrease) increase(3)	(9.6)%	6.1%	(11.6)%	NM

(1)Includes Vera Bradley full-line and factory outlet stores.
(2)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. These figures do not include the Pura Vida retail stores.
(3)As a result of the temporary closure of Vera Bradley stores due to COVID-19 during portions of the first and second quarters of fiscal 2021, the Company's prior-year year-to-date comparable store sales and comparable sales calculations were not meaningful and therefore were not provided.
Thirteen Weeks Ended October 29, 2022, Compared to Thirteen Weeks Ended October 30, 2021
Net Revenues
For the thirteen weeks ended October 29, 2022, net revenues decreased $10.7 million, or 7.9%, to $124.0 million, from $134.7 million in the comparable prior-year period.

VB Direct. For the thirteen weeks ended October 29, 2022, net revenues in the VB Direct segment decreased $6.5 million, or 7.6%, to $80.1 million, from $86.6 million in the comparable prior-year period. Our comparable sales decreased $8.2 million, or 9.6%. The decrease in comparable sales includes a 15.3% decrease in comparable store sales, partially offset by a 4.1% increase in e-commerce sales. Our non-comparable stores contributed $1.7 million of revenue, which included five additional factory outlet stores opened in the current fiscal year. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the factory outlet channel. These decreases were partially offset by price increases on certain merchandise in the current-year.
VB Indirect. For the thirteen weeks ended October 29, 2022, net revenues in the VB Indirect segment increased $1.4 million, or 6.7%, to $22.3 million, from $20.9 million in the comparable prior-year period. The increase was primarily due to an increase in orders from certain key accounts, partially offset by a decline in specialty account orders.
Pura Vida. For the thirteen weeks ended October 29, 2022, net revenues in the Pura Vida segment decreased $5.5 million, or 20.3%, to $21.7 million, from $27.2 million in the comparable prior-year period. The decrease was primarily due to a decline of $3.3 million in e-commerce sales due to a decline in social and digital media effectiveness and lower marketing spending, as well as a decline of $3.0 million in wholesale orders. We are working to evolve our business model from one that is largely dependent on e-commerce and digital marketing to one that is a true omni-channel business with a more diversified marketing program.
Gross Profit
For the thirteen weeks ended October 29, 2022, gross profit decreased $6.4 million, or 8.9%, to $65.9 million, from $72.3 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 53.1% for the thirteen weeks ended October 29, 2022, from 53.6% in the comparable prior-year period. Gross profit as a percentage of net revenues was negatively impacted by inbound and outbound freight and shipping costs, overhead de-leverage, and channel mix changes, which was partially offset by price increases on certain merchandise in the current-year and a benefit of approximately 20 basis points associated with the reversal of certain PO cancellation fees.
Selling, General, and Administrative Expenses
For the thirteen weeks ended October 29, 2022, SG&A expenses decreased $4.4 million, or 6.8%, to $60.1 million, from $64.5 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 48.4% for the thirteen weeks ended October 29, 2022, from 47.8% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $46.6 million compared to $51.4 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $13.5 million compared to $13.1 million in the prior-year. The decrease in consolidated SG&A expenses for the thirteen weeks ended October 29, 2022 was primarily due to a $2.1 million reduction in employee-related expenses mostly due to headcount changes, including store closures, and lower store sales; a $1.4 million reduction in advertising expenses including a reduction at both Vera Bradley and Pura Vida; a $0.9 million reduction in lease expense due to store closures and contingent rental payments associated with lower store sales; and a $1.5 million reduction in other expenses due in part to cost reduction initiatives including Company supplies, visual merchandising spending, and professional fees.
The aforementioned decreases in SG&A expenses were partially offset by $1.1 million related to consulting fees associated with cost savings initiatives and $0.4 million for a severance charge.
SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense de-leverage associated with a decrease in sales.
Other Income, Net
For the thirteen weeks ended October 29, 2022, net other income was $0.1 million, which was consistent with the comparable prior-year period.
Operating Income
For the thirteen weeks ended October 29, 2022, operating income decreased $2.0 million to $6.0 million in the current-year period, from $8.0 million in the comparable prior-year period. As a percentage of net revenues, operating income was 4.8% and 5.9% for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively. Operating income decreased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended October 29, 2022, operating income in the VB Direct segment decreased $0.7 million, to $17.1 million from $17.8 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 21.3% and 20.6% for the thirteen weeks ended October 29, 2022 and

October 30, 2021, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to a reduction in advertising spending, employee-related expenses, and lease expense, partially offset by SG&A expense de-leverage associated with decreased sales and a decrease in gross margin as a percentage of net revenues as described above.
VB Indirect. For the thirteen weeks ended October 29, 2022, operating income in the VB Indirect segment increased $1.7 million, or 22.8%, to $9.0 million from $7.3 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 40.4% and 35.1% for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was primarily due to expense leverage associated with an increase in gross margin as a percentage of net revenues due in part to a change in customer mix and certain price increases, a decrease in employee-related expenses primarily related to headcount, and SG&A expense leverage associated with increased sales.
Pura Vida. For the thirteen weeks ended October 29, 2022, operating loss in the Pura Vida segment increased $3.2 million to $(1.4) million from operating income of $1.8 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating (loss) income in the Pura Vida segment was (6.2)% and 6.6% for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to expense de-leverage associated with a decrease in sales, including a decline in social and digital media effectiveness, partially offset by certain price increases.
Corporate Unallocated. For the thirteen weeks ended October 29, 2022, unallocated expenses decreased $0.2 million, or 1.3%, to $18.8 million from $19.0 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a decrease of $0.6 million in employee-related expenses primarily due to a change in headcount and a decline of $0.8 million associated with other corporate expense reductions, partially offset by consulting fees of $1.0 million associated with cost savings initiatives and CEO search.
Income Tax Expense
The effective tax rate for the thirteen weeks ended October 29, 2022, was 18.4%, compared to 21.6% for the thirteen weeks ended October 30, 2021. The year-over year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period.
Net Income
For the thirteen weeks ended October 29, 2022, net income decreased $1.4 million to $4.8 million from $6.2 million in the comparable prior-year period due to the factors described in the captions above.
Net (Loss) Income Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended October 29, 2022, net loss attributable to redeemable noncontrolling interest was $(0.3) million compared to net income of $0.4 million in the prior-year period. This represents the allocation of the Pura Vida net (loss) income to the noncontrolling interest. The increase in net loss was due to the factors described above in the Pura Vida operating segment.
Net Income Attributable to Vera Bradley, Inc.
For the thirteen weeks ended October 29, 2022, net income attributable to Vera Bradley, Inc. decreased $0.6 million to $5.2 million from net income attributable to Vera Bradley, Inc. of $5.8 million in the comparable prior-year period due to the factors described in the captions above.
Thirty-Nine Weeks Ended October 29, 2022, Compared to Thirty-Nine Weeks Ended October 30, 2021
Net Revenues
For the thirty-nine weeks ended October 29, 2022, net revenues decreased $38.0 million, or 9.7%, to $352.9 million, from $390.9 million in the comparable prior-year period.
VB Direct. For the thirty-nine weeks ended October 29, 2022, net revenues in the VB Direct segment decreased $21.8 million, or 8.7%, to $228.7 million, from $250.5 million in the comparable prior-year period. Vera Bradley comparable sales decreased $28.7 million, or 11.6%, which includes a 16.1% decrease in comparable store sales and a 1.2% decrease in e-commerce sales. This comparable sales decrease was partially offset by our non-comparable stores which contributed $6.4 million of revenue which included five additional factory outlet stores opened in the current fiscal year. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the factory outlet channel. These decreases were partially offset by price increases on certain merchandise in the current-year.
VB Indirect. For the thirty-nine weeks ended October 29, 2022, net revenues in the VB Indirect segment increased $3.6 million, or 6.8%, to $56.6 million, from $53.0 million in the comparable prior-year period. The increase was primarily due to an increase in orders from certain key accounts, partially offset by specialty account orders.
Pura Vida. For the thirty-nine weeks ended October 29, 2022, net revenues in the Pura Vida segment decreased $19.9 million, or 22.7%, to $67.5 million, from $87.4 million in the comparable prior-year period. The decrease was primarily due to a decline of $16.2 million in e-commerce sales due to a decline in social and digital media effectiveness and lower marketing spending, as well as a decline of $5.0 million in wholesale orders. We are working to evolve our business model from one that is largely dependent on e-commerce and digital marketing to one that is a true omni-channel business with a more diversified marketing program.
Gross Profit
For the thirty-nine weeks ended October 29, 2022, gross profit decreased $32.9 million, or 15.5%, to $178.9 million, from $211.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 50.7% for the thirty-nine weeks ended October 29, 2022, from 54.2% in the comparable prior-year period. Gross profit as a percentage of net revenues was negatively impacted by approximately 170 basis points for inventory adjustments related to the exit of certain technology products and excess mask inventory, as well as approximately 20 basis points for purchase order cancellation fees related to certain spring 2023 products. In addition, gross profit as a percentage of net revenues was impacted by inbound and outbound freight and shipping costs, de-leverage of overhead costs, and channel mix changes, partially offset by price increases on certain merchandise in the current-year.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended October 29, 2022, SG&A expenses increased $0.9 million, or 0.5%, to $195.0 million, from $194.1 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 55.3% for the thirty-nine weeks ended October 29, 2022, from 49.7% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $157.6 million compared to $152.5 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $37.4 million compared to $41.6 million in the comparable prior-year period. The increase in consolidated SG&A expenses for the thirty-nine weeks ended October 29, 2022 was primarily due to severance charges of $6.1 million including for CEO retirement severance; an increase of $5.1 million for certain professional fees including $4.0 million of consulting fees related to our cost saving initiatives and CEO search; and $1.4 million for store and lease right-of-use asset impairment charges.
The aforementioned increases in SG&A expenses were partially offset by a $6.7 million reduction in advertising expenses, primarily related to the Pura Vida brand; a $4.1 million reduction in expense associated with incentive compensation due to company performance estimates and forfeitures compared to the prior-year period; and a $1.2 million reduction in lease expense due to store closures and contingent rental payments associated with lower store sales.
SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense de-leverage associated with decreased sales.
Impairment of Goodwill and Intangible Assets
For the thirty-nine weeks ended October 29, 2022, impairment of goodwill and intangible assets totaled $29.3 million. These charges related to Pura Vida goodwill and the indefinite-lived Pura Vida brand asset and are reflected within the Pura Vida segment. For additional information, refer to Goodwill and Other Intangible Assets herein. There were no similar charges in the comparable prior-year period.
Other Income, Net
For the thirty-nine weeks ended October 29, 2022, net other income decreased $0.5 million to other income of $0.4 million compared to $0.9 million in the comparable prior-year period. The decrease in net other income was primarily due to legal settlements in the prior-year period that did not recur.
Operating (Loss) Income
For the thirty-nine weeks ended October 29, 2022, operating loss increased $63.7 million to $(45.1) million in the current-year period, from operating income of $18.6 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (12.8)% and 4.8% for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. Operating loss increased due to the factors described in the captions above.

VB Direct. For the thirty-nine weeks ended October 29, 2022, operating income in the VB Direct segment decreased $19.3 million, to $32.6 million from $51.9 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 14.3% and 20.7% for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, including approximately 210 basis points related to inventory adjustments for the exit of certain technology products and excess mask products, as well as certain purchase order cancellation fees; SG&A expense de-leverage associated with decreased sales; and a decrease in advertising expense, incentive compensation expense, and lease expense. These decreases in SG&A expenses were partially offset by $0.8 million in store impairment charges.
VB Indirect. For the thirty-nine weeks ended October 29, 2022, operating income in the VB Indirect segment increased $1.0 million, or 5.8%, to $18.4 million from $17.4 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 32.5% and 32.8% for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to a decrease in gross margin as a percentage of net revenues as described above, including approximately 170 basis points related to inventory adjustments for the exit of certain technology products and excess mask products, as well as certain purchase order cancellation fees, partially offset by SG&A leverage associated with increased sales.
Pura Vida. For the thirty-nine weeks ended October 29, 2022, operating loss in the Pura Vida segment increased $36.3 million to $(28.8) million from operating income of $7.5 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating (loss) income in the Pura Vida segment was (42.7)% and 8.6% for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to goodwill and indefinite-lived Pura Vida tradename impairment charges in the current-year period of $19.4 million and $9.9 million, respectively. In addition, there was expense de-leverage associated with a decrease in sales, as well as inventory adjustments for excess mask products which impacted the operating loss as a percentage of net revenues by approximately 140 basis points in the current year. These decreases to operating income were partially offset by reductions in advertising expense compared to the prior-year period.
Corporate Unallocated. For the thirty-nine weeks ended October 29, 2022, unallocated expenses increased $9.2 million, or 15.7%, to $67.3 million from $58.1 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to severance charges of $5.7 million, including CEO retirement severance; consulting fees of $3.9 million associated with cost savings initiatives and CEO search; a decrease in net other income of $0.7 million primarily related to legal settlements in the prior-year period that did not recur; a $0.7 million increase in corporate advertising expense; and $0.6 million related to a lease right-of-use asset impairment charge in the current-year period. These increases were partially offset by a $2.2 million decrease in employee-related expenses, primarily related to a decline in incentive compensation expense as a result of company performance estimates and forfeitures.
Income Tax Benefit (Expense)
The effective tax rate for the thirty-nine weeks ended October 29, 2022, was 14.2%, compared to 20.9% for the thirty-nine weeks ended October 30, 2021. The year-over year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation and stock-based compensation.
Net (Loss) Income
For the thirty-nine weeks ended October 29, 2022, net loss increased $53.4 million to $(38.8) million from net income of $14.6 million in the comparable prior-year period due to the factors described in the captions above.
Net (Loss) Income Attributable to Redeemable Noncontrolling Interest
For the thirty-nine weeks ended October 29, 2022, net loss attributable to redeemable noncontrolling interest was $(7.2) million compared to net income attributable to redeemable noncontrolling interest of $1.9 million in the prior-year period. This represents the allocation of the Pura Vida net (loss) income to the noncontrolling interest. The increase in net (loss) income was due to the factors described above in the Pura Vida operating segment.
Net (Loss) Income Attributable to Vera Bradley, Inc.
For the thirty-nine weeks ended October 29, 2022, net loss attributable to Vera Bradley, Inc. increased $44.3 million to $(31.6) million from net income attributable to Vera Bradley, Inc. of $12.7 million in the comparable prior-year period due to the factors described in the captions above.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of October 29, 2022. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Net cash (used in) provided by operating activities	$(36,758)	$19,211
Net cash used in investing activities	(6,968)	(3,173)
Net cash used in financing activities	(19,321)	(5,415)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the thirty-nine weeks ended October 29, 2022 was $36.8 million compared to net cash provided by operating activities of $19.2 million for the thirty-nine weeks ended October 30, 2021. The increase in cash used in operating activities was primarily related to an increase in the net loss after non-cash charges of $29.2 million, as well as the change in assets and liabilities. Changes in assets and liabilities resulting in a use of cash were primarily related to the change in inventory which was impacted by decreased sales compared to the prior-year period, as well as incremental freight and duty costs and an increase in accounts receivable partly associated with increased VB Indirect segment sales. These factors were partially offset by non-cash inventory adjustments of $6.1 million primarily for the exit of certain technology products and excess mask products in the current-year period. Changes that provided a source of cash were due primarily to accounts payable which was mostly associated with timing of payments; income taxes, which we received net payments of $6.6 million during the current-year period; and accrued and other liabilities reflecting accruals associated with certain severance payments.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $7.0 million for the thirty-nine weeks ended October 29, 2022 compared to $3.2 million for the thirty-nine weeks ended October 30, 2021. The increase in cash used in investing activities was primarily a result of increased spending associated with purchases of property, plant, and equipment due mostly to relocations of certain existing Vera Bradley factory outlet stores, incremental Pura Vida retail stores, and timing of payments.
Capital expenditures for fiscal 2023 are expected to be approximately $10.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $19.3 million for the thirty-nine weeks ended October 29, 2022 compared to $5.4 million for the thirty-nine weeks ended October 30, 2021. The increase in cash used in financing activities was primarily due to $17.3 million of common stock repurchases in the current-year period compared to $2.0 million in the comparable prior-year period.

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
The Credit Agreement contains various affirmative and negative covenants, including restrictions on the Company's ability to incur debt or liens; engage in mergers or consolidations; make certain investments, acquisitions, loans, and advances; sell assets; enter into certain swap agreements; pay dividends or make distributions or make other restricted payments; engage in certain transactions with affiliates; and amend, modify, or waive any of its rights related to subordinated indebtedness and certain charter and other organizational, governing, and material agreements. The Company may avoid certain of such restrictions by meeting payment conditions defined in the Credit Agreement. The Company was in compliance with these covenants as of October 29, 2022.
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
As of October 29, 2022 and January 29, 2022, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.
Material Cash Requirements
As of October 29, 2022, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of October 29, 2022.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of October 29, 2022, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2022.
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

We used the purchase method of accounting to account for the acquisition of a majority interest in Pura Vida consummated on July 16, 2019. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The purchase price allocation resulted in a goodwill value of $44.3 million and a value of $61.7 million related to other intangible assets. The carrying value of these assets as of October 29, 2022, was $24.8 million and $32.0 million, respectively. We test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Definite-lived intangible assets are subject to impairment testing, similar to our long-lived assets. During our assessment for the fiscal 2023 test in our second quarter, we determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand were less than their carrying values. The Company has experienced significantly lower sales from its Pura Vida e-commerce channel due to a decline in social and digital media effectiveness. These lower sales volumes had a negative impact on the fair value determination of the aforementioned assets. As a result, we recorded an impairment charge of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, for the thirty-nine weeks ended October 29, 2022. While we consider our assumptions in the determination of the fair value of these assets to be reasonable, they are complex and highly subjective. Adverse changes in key assumptions in future periods may result in further declines in the fair value estimates of goodwill and the Pura Vida brand below their carrying value resulting in impairment charges, which could be material. Our key assumptions may be impacted by macroeconomic conditions, including inflationary pressures and the impact on consumer discretionary spending, supply chain challenges, as well as a sustained decline in stock price and potential changes in business strategy.

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
Details regarding the activity under the program during the thirteen weeks ended October 29, 2022 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
July 31, 2022 - August 27, 2022	58,000	$4.48	58,000	$29,055,785
August 28, 2022 - October 1, 2022	96,483	3.38	96,483	28,729,417
October 2, 2022 - October 29, 2022	70,527	3.06	70,527	28,513,854
	225,010	$3.56	225,010

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Retention Letter Agreement dated December 6, 2022 with John Enwright

10.2	Retention Letter Agreement dated December 6, 2022 with Mary Beth Trypus

10.3	Retention Letter Agreement dated December 6, 2022 with Beatrice Mac Cabe

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: December 7, 2022	/s/ John Enwright
John Enwright
Chief Financial Officer