Form 10-K
period 2023-01-28
Vera Bradley, Inc.
filed 2023-03-28
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of July 30, 2022 was $98,125,111.
The registrant had 30,690,024 shares of its common stock outstanding as of March 21, 2023.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Vera Bradley, Inc. intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended January 28, 2023.

Forward-Looking Statements
This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements include references to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•possible inability to successfully implement our long-term strategic plans, including Project Restoration;
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
•possible new or increased tariffs on our products and continued increases in inbound and outbound freight expense that could lead to increased product costs and lower profit margins; and
•public health pandemics, including the continued outbreak of the novel coronavirus (COVID-19) and actions to contain the spread of the virus by governmental or other actors.
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

PART I

In this Form 10-K, references to “Vera Bradley, Inc.” or the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. and Creative Genius, LLC. References to “Vera Bradley” relate to the Vera Bradley stand-alone brand and references to “Pura Vida” relate to the Pura Vida stand-alone brand, except where the context requires otherwise or where otherwise indicated. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 28, 2023 (“fiscal 2023”), January 29, 2022 (“fiscal 2022”) and January 30, 2021 (“fiscal 2021”) were each 52-week periods. The fiscal year ending February 3, 2024 (“fiscal 2024”) will be a 53-week period.

Item 1.        Business
Our Company
Vera Bradley, Inc. operates two unique lifestyle brands – Vera Bradley and Pura Vida. We believe Vera Bradley and Pura Vida are complementary businesses, both with devoted, emotionally-connected, and multi-generational female customer bases; alignment as casual, comfortable, affordable, and fun brands; positioning as “gifting” and socially-connected brands; strong, entrepreneurial cultures; a keen focus on community, charity, and social consciousness; multi-channel distribution strategies; and talented leadership teams aligned and committed to the long-term success of their brands.

In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which operates under the name Pura Vida Bracelets (“Pura Vida”). Pura Vida results are consolidated within the Company’s financial statements beginning on July 17, 2019, the first full day following the acquisition. On January 30, 2023, subsequent to the end of fiscal 2023, the Company acquired the remaining 25% interest in Pura Vida.
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
VB Direct. The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; e-commerce sites verabradley.com and verabradley.ca; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of January 28, 2023, the Company operated 51 full-line stores and 79 factory outlet stores. The annual outlet sale was cancelled in 2020, 2021, and 2022 as a result of the COVID-19 pandemic but will resume in calendar 2023.
VB Indirect. The VB Indirect business consists of sales of Vera Bradley products to approximately 1,700 specialty retail locations, substantially all of which are located in the United States; sales to department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
Pura Vida
Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that we believe resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, apparel, and other lifestyle accessories. The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca and through the distribution of Pura Vida-branded products to wholesale retailers and department stores, substantially all of which are located in the United States, as well as through its five retail stores.
Our History
When they were traveling together in 1982, Fort Wayne, Indiana friends Barbara Bradley Baekgaard and Patricia Miller realized there was a lack of stylish travel accessories in the market. Within weeks, the friends created Vera Bradley, named after Ms. Bradley Baekgaard’s mother, and began manufacturing and marketing their distinctive products. The founders, together with past and present members of the executive management team, have been instrumental in our growth and success.
The passion for design and customer service established by our founders has driven our Company for over 40 years and remains the cornerstone of Vera Bradley, Inc. today. Ms. Baekgaard retired from Vera Bradley operations in 2017 but continues to serve on the Board of Directors and as a brand ambassador. Ms. Miller retired in October 2012 as our National Spokesperson and in August 2019 from the Board of Directors.

In July 2019, Vera Bradley, Inc. acquired a majority interest in Pura Vida. On January 30, 2023, subsequent to the end of fiscal 2023, the Company acquired the remaining interest in Pura Vida.
Similar to the Vera Bradley brand, Pura Vida was founded by two friends, Griffin Thall and Paul Goodman. Thall and Goodman, from Southern California, were traveling through Costa Rica in 2010 and crossed paths with two bracelet artisans. Thall and Goodman asked the artisans to make 400 bracelets to take home with them.
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
Enterprise Vision and Growth Strategies
We are committed to driving growth in our two lifestyle brands, generating strong cash flow, and returning capital to shareholders.
To drive long-term top-line and bottom-line growth, in fiscal 2024 we are embarking on Project Restoration and will focus on four key pillars – Consumer, Brand, Product, and Channel.
Vera Bradley
Consumer. We will focus on restoring brand relevancy, targeting the casual and feminine 35 to 54 year old woman who not only values fashion and style but also function. With this strategy we will also inspire and retain our loyal customers outside of this age group.
Brand. We will strategically market our distinctive and unique positioning as a colorful, feminine, fashionable brand that connects with consumers on a deep, emotional level.

We are continually looking for new ways to creatively engage our customers, grow brand awareness, and introduce new customers to our brands in a cost-effective manner, but that is becoming more challenging and expensive for both of our brands.
Vera Bradley’s marketing platform will continue to be a blend of digital and more traditional channels, such as direct mail, email, quality media placements, public relations, and targeted TV ads. Vera Bradley continues to rank among the top of the industry for our Net Promoter and Customer Satisfaction Scores.

Product. We will refocus on core product categories and items we are “best at” by innovating and expanding around our core products, We will elevate our colorful feminine heritage, keeping it distinctive but more trend relevant through updated print and design. We will innovate into strategic adjacent lifestyle item introductions that make sense for our customers. We will also continue to pursue collaborations and partnerships that align with our target customers.

In fiscal 2023, we launched our Featherweight collection, continued with product collaborations such as Disney, Harry Potter, and Crocs and introduced new partnerships with Star Wars, Coleman, Tupperware, and Totes. We also expanded our home assortment and added cloud slip-ons and mules to our VB footwear franchise in the fall and holiday seasons, as well as expanded our cozy, sleep, and outerwear collections.

Channel. We will accelerate our digital-first focus and online presence through a mix of brand storytelling and product messaging. We will build a balanced footprint that more clearly differentiates full-line from factory stores, through differentiated pattern and color, product functionality, sustainably-sourced fabrics, and pricing. We will also target new or strengthen existing relationships with strategically-aligned wholesale partners.

In fiscal 2023, we continued to expand options for customers to shop, including enhancing our presence in third-party marketplaces and adding boutiques in select high-traffic airports. We opened five new factory stores and closed 20 underperforming retail stores.

Pura Vida
Consumer. We will sharpen our focus on the care-free 18-24 year old girl, who both those younger and older aspire to be. Our target customer is free-spirited, a trendsetter, and focused on “living her best life.” Pura Vida jewelry is a way of expressing herself and fits her personality.
Brand. We will refresh our brand image with a focus on showing what “living free” looks and feels like – showing real places, real moments, and real faces that are authentic, diverse, and inclusive. We will recenter our brand ethos on “living life to the fullest” as well as Pura Vida’s hallmark of supporting charities and social responsibility.

Pura Vida remains one of the most highly-engaged brands in the accessories space, surpassing the 2.2 million mark of followers on Instagram and is consistently listed as one of the most engaged jewelry brands on Instagram. Pura Vida continued to rank among the top of the industry for our Net Promoter and Customer Satisfaction Scores.

In fiscal 2023, we began the process of implementing a comprehensive customer data platform to build a single, coherent, complete view of each Pura Vida customer so that we can better target and personalize marketing and become less reliant on third-party marketing. This project is scheduled for completion in the spring of fiscal 2024.

Product. We will focus on delivering unique, fun, playful product designs that are affordable and accessible. We will continue to deepen our expertise and innovate in our hero core category of string bracelets as well as other jewelry items, and we will opportunistically explore additional close-in, adjacent categories that make sense for our business and our customers.

In fiscal 2023, we continued collaborations with Disney, Harry Potter, Hello Kitty, and the World Surf League; partnered with key influencers; and offered themed-collections centered around key events such as Shark Week. We also launched our new demi-fine collection featuring 18 karat gold plating, sterling silver, and natural stones and expanded our assortment of engravable jewelry.

Approximately a third of the total Pura Vida business is comprised of jewelry categories other than bracelets, such as rings, anklets, and necklaces.

Channel. We will have a strong focus on restoring e-commerce growth, utilizing our new comprehensive customer data platform to strategically target and personalize marketing. We will drive strategic growth of wholesale by pursuing larger, more strategic partnerships and expansion of our larger existing accounts. In addition, we will refine our store model to further drive top and bottom line growth. We are pausing new store growth in fiscal 2024 to determine how big our store base should be and what infrastructure is needed to support it.

We also opened three additional full-line locations, building on the success of our first store opening in San Diego, California in August 2021. Our four full-line stores are playing a role in driving new customer acquisition as we continue to diversify our marketing platforms, and they demonstrate the power a retail presence can have in driving digital sales, omni-channel loyalty, and spending.
Our Product Release Strategy
Vera Bradley. We typically introduce new collections monthly. Each launch typically consists of one to three signature cotton-quilted prints, as well as other fabrications including Performance Twill, Re-Active, microfiber, and nylon some of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our websites (including our online outlet site), factory outlet stores, typically our annual outlet sale, and third-party liquidators.

Pura Vida. We introduce new Pura Vida products seasonally, approximately three times a year (spring, summer, and fall). We release curated product assortments multiple times per season that each embody a trend that we believe resonates with our customer base. Each product launch collection typically consists of 20 to 30 customer choices. We offer a mix of seasonally inspired designs and next generation designs of core bestsellers.

Our Products
The following chart presents net revenues generated by each of the Company’s product categories and other revenues as a percentage of our total net revenues for fiscal years 2023, 2022, and 2021.

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Bags	34.3%	32.0%	28.2%
Travel	18.8%	17.5%	15.3%
Accessories	32.0%	34.5%	35.1%
Home	8.5%	8.6%	7.3%
Apparel/Footwear	3.7%	4.7%	11.1%
Other (1)	2.7%	2.7%	3.0%
Total	100.0%	100.0%	100.0%
(1)Includes primarily stationery, licensing, freight, merchandising, and gift card breakage revenue.
Bags. Bags are a core part of our product offerings and are the primary component of every seasonal assortment. The category consists of classic and new styles developed by our product development team. Our bag product category includes items such as backpacks, totes, crossbodies, lunch bags, satchels, clutches, and baby bags. Bags play a prominent role in our visual merchandising, and we showcase the different fabrications, patterns, colors, and features of each bag.
Travel. Our travel product category includes rolling luggage, cosmetics, travel and packing accessories, and travel bags which include our iconic duffel and weekend bags. The first Vera Bradley product offering included duffel bags, which have consistently been strong performers. We believe their popularity, as well as the appeal of our other travel items, results from our vibrant designs, functional styles, and lightweight fabrications.
Accessories. Accessories include Vera Bradley-branded fashion accessories such as ID holders, lanyards, wallets, wristlets, eyewear, scarves, various technology accessories, hair accessories, as well as Pura Vida-branded accessories such as bracelets, rings, and necklaces. A majority of products are sold through the accessories category in the Pura Vida business. We believe our accessories are attractively priced and allow the consumer to include some color in her wardrobe. Our product development teams consistently update the accessories assortment based on consumer demand and fashion trends.
Home. Our home category includes textiles, including throw blankets, beach towels, and bedding, as well as items such as mugs and tumblers.
Apparel/Footwear. Our apparel and footwear category includes sleepwear, footwear, outerwear, cotton face masks, socks, Vera Bradley tops, and Pura Vida tees and hoodies. Cotton face mask sales began, and were most significant, during fiscal 2021 at both Vera Bradley and Pura Vida.
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
Our design team works to ensure that new collections contain an assortment of products and styles that are in line with both trends and customer desires and regularly updates classic styles to enhance functionality. Our team monitors fashion trends and customer needs by typically attending trend and industry shows, subscribing to trend monitoring services, and engaging in comparison shopping.

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
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships, licensing agreements, and brand collaborations. We currently have licenses in place for eyewear; bedding; technology accessories; stationery/drinkware; sleepwear and loungewear; outdoor furniture, accessories, and décor; and wallpaper. We also have licensing agreements with Disney Consumer Products, Warner Brothers Consumer Products, Peanuts Worldwide, Crocs, Gillette, Totes, NCAA (collegiate), and certain U.S. Military forces. We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business. Additional arrangements will be launched in fiscal 2024.
Pura Vida. Pura Vida continues to develop new styles and re-invent existing styles. We have a cross-functional team that aligns product development with merchandising to strategically manage the design process. Our cross-functional team attends trade shows and performs market research to develop what we believe will be on-trend products that communicate and emulate the “pura vida” lifestyle. We also pursue brand extensions through licensing agreements and we have partnered with Discovery, Warner Brothers Consumer Products, Disney Consumer Products, Sanrio, and other companies that are consistent with our brand.
Marketing
We believe that the growth of our brands and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley and Pura Vida brand personalities. We use marketing as a critical tool in our efforts to promote our brands.
We are continually focused on looking for new ways to creatively engage and retain our customers, grow brand awareness, and introduce new customers to our brands in a cost-effective manner, but that is becoming more challenging and expensive for both of our brands due in part to rising digital media costs.
Vera Bradley’s marketing platform will continue to be a blend of digital and more traditional channels, such as direct mail, email, quality media placements, PR, and targeted TV ads. Our marketing efforts are increasingly reflective of our ongoing commitment to diversity and inclusion. The goal of our 360 brand marketing program is to drive brand awareness and desirability, as well as connect with consumers where they are.
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
Public Relations and Product Placement. Vera Bradley has received considerable editorial exposure in the press, with mentions in Oprah Daily, In Style, Good Morning America, Today, Cosmopolitan, WWD, Seventeen, Travel and Leisure, Real Simple, and Good Housekeeping. In addition, we have expanded our public relations efforts to reach popular online influencers and content creators.
Product placement of Vera Bradley products in feature-length films and on prime-time television shows remains strong with television placements in This is Us, All American, Call Me Kat, Grownish, How I Met Your Father, and The Neighborhood. Movie placements include: A Man Named Otto, Leave the World Behind, No Hard Feelings, My Big Fat Greek Wedding 3, and Barbie.

Partnerships. During fiscal 2023, under the umbrella of VB Cares, we reinforced our position as a total stakeholder-focused and socially-conscious organization and continued to strengthen our community support and charitable initiatives that are meaningful to our customers and that make a significant impact on those in need, particularly women and children. Efforts included supporting the Vera Bradley Foundation for Breast Cancer, Blessings in a Backpack, New Hope Girls, Free Mom Hugs, One Atta Time, American Heart Association, Boys and Girls Club, Big Brothers Big Sisters, among others.
Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to verabradley.com and to our Vera Bradley stores. Vera Bradley can be found on Facebook, Instagram, TikTok, Twitter, Pinterest, and YouTube.
For Vera Bradley, we have captured approximately 7.5 million active customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This information provides us with deeper insight into the products and categories that are of the highest interest to our customers, and allows us to better target our customers with appropriate messages. As of January 28, 2023, we had approximately 2.0 million Facebook fans and approximately 72,000 Twitter followers. Our Instagram has grown to over 570,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right bloggers to promote our products.
Mall Advertising. We had representation in key markets with mall partner participation. Collaborations and holiday promotions were the primary focus for our retail store locations. The factory outlet channel participated in center marketing throughout the year highlighting key seasonal moments, such as: Spring Break, Back to School, Labor Day, and Holiday.
Direct Mail. Vera Bradley mailers are a vehicle for promoting the Vera Bradley brand and product portfolio. Each mailer is sent to a targeted customer mailing list. We believe our direct mail medium generates excitement and awareness about the Vera Bradley brand and allows us to reach both new and loyal customers in their homes. We use direct mail for prospecting, customer retention, and reactivation.
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
Charity Collaborations. We actively partner with charities to donate to causes that are important to our customers. To date, we have donated nearly $5.0 million to various charities around the world.
Events Marketing. To reach our existing customers in person, to acquire new customers, and to expose customers to the experiential aspect of our brand, we have hosted several successful events at our retail stores, including for store openings and seasonal-based events such as for Valentine's Day.

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
Channels of Distribution
We distribute our Vera Bradley products through our VB Direct (including e-commerce and retail stores) and VB Indirect segments and Pura Vida products primarily through e-commerce, wholesale retailers, and retail stores. This multi-channel distribution model is designed to enable operational flexibility and maximizes the methods by which we can access potential customers.
Vera Bradley Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of January 28, 2023, we operated 51 full-line stores averaging approximately 2,000 square feet per store. Our sales associates are passionate about our products and customer service, which we believe translates into a superior shopping experience.
Factory Outlet Stores. Our factory outlet stores are a vehicle for selling factory exclusive styles, as well as retired merchandise at discounted prices, while maintaining brand integrity. Typically, approximately 95% of the merchandise found in our factory outlet stores consists of factory exclusive styles. Factory outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our factory outlet stores average approximately 3,500 square feet per store and we expect to invest approximately $0.5 million per new store, consisting of inventory, pre-opening costs, and build-out costs, less tenant-improvement allowances. As of January 28, 2023, we operated 79 factory outlet stores, all located in the United States.
Store Location Selection Strategy. Our store location decisions for both full-line and factory outlet stores are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. While we have temporarily suspended full-line store growth and forecast that we will close additional full-line stores, we believe that long-term expansion of our store base is necessary to increase brand awareness and reinforce our brand image by contributing to our omni-channel retail strategy. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic.
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
E-Commerce. We sell our products through the verabradley.com and verabradley.ca websites. The objective of these websites is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. During fiscal 2021, we re-platformed our websites to become more streamlined, nimble, and efficient in our technology platform and business processes. Since 2018, we have also operated an online outlet site to reduce clearance sales from verabradley.com. We had approximately 52 million visits to verabradley.com and our online outlet site during fiscal 2023.
Annual Outlet Sale. We have not held our annual outlet sale for the past three years as a result of the COVID-19 pandemic but plan to resume the sale in June 2023. Our annual outlet sale is typically held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion.
Vera Bradley Indirect Segment
As of January 28, 2023, we sold our products in approximately 1,700 specialty retail locations, as well as department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators, as well as through licensing agreements.

In fiscal 2012, we launched our products in the department store channel. We are currently in approximately 300 department store locations.
The top 25% of our specialty retailers account for approximately 80% of total specialty retailer revenue. No single Indirect retailer represented more than 10% of consolidated net revenues in fiscal 2023, with the top ten Indirect retailers, representing in the aggregate approximately 60% of total Indirect segment net revenues. The majority of our Indirect retailers have been customers for over five years.
Indirect Sales Force
We believe that having a combination of an in-house field sales force and a third-party agency, covering certain geographies, results in a more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model. As of January 28, 2023, our in-house sales team consisted of approximately 25 full-time sales consultants.
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
Pura Vida Segment
E-Commerce. Pura Vida products are available on our websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca. Pura Vida’s website immerses visitors in the brand, its products, and its social mission. Pura Vida is a digitally native brand, and the e-commerce storefront continues to be the primary source of revenues for the Pura Vida business. The e-commerce site also includes a monthly bracelet and jewelry subscription club. The subscription club is a mechanism to continue to build brand loyalty and stimulate higher retention.
Wholesale. The Pura Vida wholesale channel is comprised primarily of specialty stores including Tilly’s, The Paper Store, Ron Jon Surf Shops, and Hallmark stores, among others. Pura Vida also has a presence on Amazon through a third-party wholesaler. We have a combination of in-house and external sales personnel who work with our wholesale retailers regarding order fulfillment and compilation.
Retail. Pura Vida has five retail store locations. Four of the locations opened in fiscal 2023 and one location opened in fiscal 2022. Our full-line locations are allowing us to showcase the Pura Vida lifestyle with a full array of existing products and new product innovations.
Manufacturing and Supply Chain Model
During fiscal 2023, we continued to be impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the Generalized System of Preferences (“GSP”) duty-free status expiring at the end of calendar year 2020. We cannot guarantee if or when the GSP duty-free status will be reinstated and retro-actively applied by Congress.
In addition, supply chain disruptions, including delivery delays and inbound and outbound freight cost increases began to stabilize toward the end of fiscal 2023. During the prior fiscal year, delivery delays oftentimes added several weeks of delays to our deliveries.
Vera Bradley
Our multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.
Our manufacturing and sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain, with a focus on identifying appropriate countries and partners to manufacture our products while maintaining and focusing on flexibility. Our sourcing team leverages its expertise in negotiation, relationship management, flexibility, and change management to maintain a strong, diverse global supply chain. Our sourcing team also focuses on achieving the right balance of production sites and countries of origin to mitigate the risk of concentrated production, including potential incremental tariffs. To continue to assist in this risk mitigation, our sourcing team reduced our Vera Bradley production in China from over 50% in fiscal 2019 to approximately 15% in fiscal 2023.

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
Approximately half of Vera Bradley product sales are cotton-based. Our other fabrics include primarily fleece, polyester, and microfiber. We source our raw materials from various suppliers in Asia, with the majority of non-cotton based products coming from China and South Korea. Our cotton-based products are sourced from areas outside of China. Our global sourcing team works with select suppliers enabling us to optimize the mix of cost, lead time, quality, and reliability within our global supply network. We actively mitigate raw materials price increases through purchasing at advantageous times and periods. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. We are continually updating our factory audit process and building a better compliance program to ensure our vendor code of conduct is met. In fact, in fiscal 2022 we moved from internal factory audits to partnering with BetterWork to conduct the audits. BetterWork brings diverse groups together (governments, global brands, factory owners, unions, and workers) to improve working conditions in the garment industry and make the sector more competitive. These audits encompass both the Vera Bradley and Pura Vida brands. In April 2016, we opened an office in Hong Kong to lead the global supply chain in Asia, including the oversight of sourcing and procurement.
The majority of our Vera Bradley finished goods, not sourced through licenses or strategic partners, are manufactured by a variety of global manufacturers located primarily in Cambodia, Vietnam, Indonesia, China, and the Philippines. We discontinued manufacturing in Myanmar in mid-2021. With the oversight of our office in Hong Kong and our independent contractors, we believe financial benefits have been realized without sacrificing the level of quality inherent in our products or service to our customers.
Pura Vida
Pura Vida products are sourced primarily from El Salvador, as well as China, India, Guatemala, Cambodia, and Indonesia. We have continued an active supply chain diversification process to ensure a focus on maintaining flexibility and to help mitigate the risk of concentrated production, similar to the Vera Bradley supply chain.
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
Pura Vida products for the U.S. e-commerce site and wholesale accounts are distributed primarily through a third-party provider in Tijuana, Mexico. Pura Vida also distributes product through a third-party provider in the Netherlands and Canada, which supports European e-commerce and Canadian wholesale operations, respectively.
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our information systems are designed to provide, among other things, enterprise class business management, comprehensive order processing for all commerce channels, production, accounting, and management information and analytics for the product development, retail, sales, marketing, distribution, finance, and human resources functions of our business. In fiscal 2021 at Vera Bradley, we migrated our ERP, POS, Business Intelligence, and Order Management systems to cloud-based platforms streamlining and simplifying our work and providing for additional capabilities such as mobile POS and multi-company operations on the same platform. We completed our ERP migration during fiscal 2022 for Pura Vida, so that our entire enterprise is on a unified technology platform. We continue to assess our on-premise and cloud-based technology solutions in an effort to ensure we have the optimal solutions for our business. We are continuing to implement a new suite of inventory planning tools to optimize full line assortments, localized assortments, pricing and promotion planning, and inventory positions. Part of these tools were implemented in fiscal 2023 and the remainder is planned for implementation in fiscal 2024.
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
Copyrights and Trademarks
For Vera Bradley, the development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have over 1,200 copyrights related to the Vera Bradley business.
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
As of January 28, 2023, we had approximately 2,180 employees. Of the total, approximately 1,475 were engaged in Vera Bradley retail selling positions; approximately 315 were engaged in Vera Bradley distribution, sourcing and quality functions; approximately 50 were engaged in Vera Bradley product design; approximately 90 were involved in the Pura Vida business, including the Pura Vida retail stores; and approximately 250 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage other than as related to temporary stoppages necessitated by the COVID-19 pandemic.
Project Quilt. In fiscal 2021, we launched our Company-wide diversity and inclusion initiative, Project Quilt, to continue to enhance diversity, equality, and inclusion, focusing on three key areas – the Associate Experience, the Customer Experience, and the Community Experience.

Engagement. Vera Bradley believes it is critical to engage its different stakeholders in order to understand their views, values, and ideas and to design a more responsible environment for all involved. This stakeholder group includes associates. The Company engages its associates through surveys, town halls, and focus groups. Collectively, the Company's success is based upon the unique value of each person's contributions. Our long-term success depends on talented and engaged associates.
Every year, we conduct an associate engagement survey in order to better understand our associates’ insights into our Company’s strengths and opportunities. In calendar year 2022, we once again had outstanding participation, with over 80% of our associates sharing their candid feedback. Our calendar year 2022 overall engagement score was once again above average in all categories compared to peer companies with some categories in the upper quartile compared to peer companies. The feedback gave us insight into improvement opportunities and was instrumental in decisions we made to shape, strengthen, and improve our Company. As a result of the survey feedback, over the last several years we have made meaningful improvements to benefits, career development, compensation, mental health and wellness programs, and our facilities. We believe listening to our associates’ feedback provided through the annual engagement surveys continually strengthens our corporate culture.
Additionally, on February 9, 2022, Vera Bradley was awarded the #1 ranking on the Forbes list of America’s Best Midsize Employers 2022. This prestigious award is presented by Forbes and Statista Inc., the world-leading statistics portal and industry ranking provider.
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
Associate Safety. Associate safety and well-being is of paramount importance to our Company. We have a comprehensive employee safety program, WorkWise Wellness, that focuses on overall employee health and safety. The WorkWise Wellness program emphasizes our high standard of safety throughout all operations of the organization. The program and its materials, including a comprehensive Safety Manual, addresses a variety of topics including reporting injuries, OSHA compliance, and emergency procedures (related to workplace violence, active shooters, severe weather and blood-borne pathogens, among others). Policies are routinely communicated and training is provided to associates as appropriate.
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

Information About Our Executive Officers
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Jacqueline Ardrey	53	Chief Executive Officer, President and Director, Vera Bradley, Inc.
John Enwright	50	Chief Financial Officer, Vera Bradley, Inc.
Mark C. Dely	47	Chief Administrative & Legal Officer and Corporate Secretary, Vera Bradley, Inc.
Alison Hiatt	52	Chief Marketing Officer, Vera Bradley

Jacqueline Ardrey has served as our Chief Executive Officer and Director since November 2022. Prior to joining Vera Bradley, Inc., Ms. Ardrey held the post of President at home furnishings and seasonal décor catalog and online retailer Grandin Road, part of the Qurate Retail Group, between 2018 and October 2022. Previously, Ms. Ardrey was CEO of Trading Company Holdings and Senior Vice President of Merchandising and Supply Chain for omnichannel gourmet food and gifting brand Harry and David. Prior to that, she spent 14 years at multi-channel high-end children’s retailer Hanna Andersson in various roles of increasing responsibility, including Senior Vice President of Merchandising, Design, and Wholesale. Ms. Ardrey began her retail career with the May Company.
John Enwright joined the Company in May 2014 as our Senior Director of Financial Planning and Analysis and was soon promoted to Vice President, Financial Planning and Analysis. Mr. Enwright was named Chief Financial Officer in April 2017. Prior to joining Vera Bradley, Mr. Enwright spent 15 years with Tiffany & Co. in various financial roles of increasing responsibility, including most recently as Director of Financial, Planning and Analysis.
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
Alison Hiatt joined the Company in January 2023 as Chief Marketing Officer of the Vera Bradley brand. From October 2019 through October 2022, Ms. Hiatt was Chief Marketing Officer for Salt and Straw, where she was an instrumental part of transforming the unique ice cream company from a regional brand to an emerging national brand through innovative marketing, digital, and e-commerce initiatives and strategic partnerships. Prior to Salt and Straw, from January 2015 to May 2019, Ms. Hiatt was Chief Marketing Officer of Banfield Pet Hospitals, a division of Mars, Inc. Previously, Ms. Hiatt held marketing-related and other retail posts with REI, Starbucks, and Amazon.

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
Risks Related to Our Business Operations and Industry
If we are unable to successfully implement our long-term strategic plans and growth strategies, including Project Restoration, our future operating results could suffer.
The success of our long-term strategic plan and growth strategies, including Project Restoration, alone or collectively, will depend on various factors, including the appeal of our product designs, retail presentation to consumers, effectiveness of our marketing initiatives, expense saving initiatives, competitive conditions, and economic conditions. There is no assurance that we will be able to successfully implement our strategic plan and growth strategies. If we are unsuccessful in implementing some or all of our strategies or initiatives, our future operating results could be adversely impacted.
Changes in general economic conditions, and their impact on consumer confidence and consumer spending, could adversely impact our results of operations.
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may be influenced by levels of inflation, fluctuating interest rates and credit availability (including possible exposure to bank failures), changing fuel and other energy costs, fluctuating commodity prices, levels of unemployment and consumer debt levels, changes in net worth based on market conditions, general uncertainty regarding the overall future economic environment, political turmoil, the COVID-19 pandemic or other public health matters, and weather and weather-related phenomena. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and these occurrences could adversely impact our results of operations. In the event that the U.S. economy worsens, or if there is a decline in consumer-spending levels or other unfavorable conditions, including inflation, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
Our inability to predict and respond in a timely manner to changes in consumer demand could adversely affect our net revenues and results of operations.
Our success depends on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies consumer demand in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure that we will be able to develop appealing patterns, styles, and collections or meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, changes to our product assortment and to our available fabrications, as well as the availability and breadth of pattern assortment may not gain consumer acceptance. Merchandise misjudgments could adversely impact our net revenues and results of operations.
We may experience declines in comparable sales and there can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.
We may not be able to regain the levels of comparable sales that we have experienced in the past, and comparable sales may also further deteriorate. If our future comparable sales fail to meet market expectations, then the price of our common stock could decline. Also, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. Numerous factors influence comparable sales, including fashion trends, competition, national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, marketing programs, changes in consumer shopping trends, site selection strategy, public health matters, and weather conditions. These factors may cause our comparable sales results to be lower in the future than in recent periods or lower than expectations, either of which could result in a decline in the price of our common stock.
If our multi-channel distribution model is not successful, our business and results of operations may suffer.
We currently sell our Vera Bradley-branded products into two segments: Direct to consumers through Vera Bradley full-line and factory outlet stores in the United States, verabradley.com and verabradley.ca, the Vera Bradley online outlet site, and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana; and through our Vera Bradley Indirect wholesale business which consists of sales to specialty retail locations, department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, as well as royalties recognized through licensing agreements related to the Vera Bradley brand. We currently sell our Pura Vida-branded products direct to consumers through our e-commerce websites, puravidabracelets.com, puravidabracelets.eu, and puravidabracelets.ca, through wholesale retailers, and through our five retail stores. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales. If our omni-channel distribution model is unsuccessful, our business, financial condition, and results of operations could be materially adversely affected.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth prospects include our ability to successfully open new stores and operate new and current Vera Bradley and Pura Vida stores. In recent years, however, Vera Bradley comparable store sales have declined. Consequently, the rate at which we have opened new stores has slowed and we do not currently plan to open any new full-line stores during fiscal 2024. We have closed a total of 63 underperforming full-line stores and two underperforming factory outlet stores since the beginning of fiscal 2018 and forecast that we will close additional full-line stores. We plan to open additional Vera Bradley factory outlet stores during fiscal 2024. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
We have closed a total of 63 underperforming full-line stores and two underperforming factory outlet stores since the beginning of fiscal 2018 and forecast that we will close additional full-line stores. We could, in the future, decide to close additional stores beyond those currently forecasted that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.
Our ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.
Substantially all of our Vera Bradley Direct stores are located in regional mall shopping centers, and many of our Vera Bradley Indirect customers are also located in regional mall shopping centers. Factors beyond our control impact mall traffic, including general economic conditions, consumer spending levels, and public health pandemics such as COVID-19. Consumer spending and mall traffic have been depressed in recent years. As a result, mall operators have faced increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations, and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of certain malls as shopping destinations, have reduced and may continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations, and cash flows.
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
In our Vera Bradley Indirect business and Pura Vida wholesale business, we compete with numerous manufacturers, importers, and distributors of handbags, accessories, and other products for the limited space available for the display of such products to the consumer. In our Vera Bradley Direct business and Pura Vida e-commerce and retail store business, we compete against other gift and specialty retailers, department stores, catalog retailers, and Internet businesses that engage in the retail sale of similar products. Moreover, the general availability of contract manufacturing allows new entrants easy access to the markets in which we compete, which may increase the number of competitors and adversely affect our competitive position and our business.

In addition, in light of a continued difficult consumer environment, pricing is a significant driver of consumer choice in our industry and we regularly engage in price competition, particularly through our promotional programs, which impacts our margins. To the extent that we decrease our promotional activity or are otherwise unable to effectively compete on pricing, our ability to maintain sales levels may be adversely impacted.
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
We sell our wholesale merchandise primarily to specialty retail and department stores across the United States and extend trade credit based on an evaluation of each wholesale retailer’s financial condition, usually without requiring collateral. Perceived or actual financial difficulties of a customer could cause us to curtail or eliminate business with that customer or could decrease demand for our products by that customer. Pending the resolution of a relationship with a financially troubled wholesale retailer, we might assume credit risk that we would otherwise avoid relating to our receivables from that customer. Inability to collect on accounts receivable from our wholesale retailers would adversely impact our results of operations and financial position.
Risks Related to Global Sourcing and Distribution
We rely on various contract manufacturers to produce all of our products and generally do not have long-term contracts with our manufacturers.
Our various contract manufacturers produce all of our products. We generally do not enter into long-term formal written agreements with our manufacturers and instead transact business with each of them on an order-by-order basis. In the event of a disruption in our contract manufacturers’ systems, we may be unable to locate alternative manufacturers of comparable quality at an acceptable price or in a timely manner, or at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service, financial stability, labor practices, and environmental compliance. Any delay, interruption, or increased cost in the manufactured products that might occur for any reason, such as the lack of long-term contracts or regulatory requirements and the loss of certifications, power interruptions, fires, hurricanes, war, public health pandemics such as COVID-19, or threats of terrorism, could affect our ability to meet customer demand for our products, adversely affect our net revenues, increase our cost of sales, and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.
We rely on various suppliers to supply a significant majority of our raw materials.
We generally do not enter into long-term formal written agreements with our suppliers and typically transact business with each of them on an order-by-order basis. In the event of a significant disruption in the supply of fabrics or raw materials from our current sources, we may not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or in a timely manner, or at all. In such a case, we could have difficulty meeting consumer demand and net revenues could be adversely impacted.
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

In addition to the aforementioned events, public health emergencies (such as the COVID-19 pandemic) could cause disruptions in our distribution operations if we were to temporarily suspend operations, or if we are unable to obtain the staffing levels required to effectively operate the facilities. If we encounter difficulties with our distribution facilities or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, growth could require us to further expand our current facilities, which could affect us adversely in ways that we cannot predict.
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
We source our Vera Bradley raw materials primarily from various suppliers in Asia, with the majority of non-cotton based products coming from China and South Korea. Our cotton-based products are sourced from areas outside of China. For Vera Bradley, we outsource the production of a significant majority of our products to companies in Asia. We source our Pura Vida components primarily from Asia and outsource the production of products primarily to El Salvador. We are subject to the risks inherent in global sourcing and manufacturing, including, but not limited to:
•exchange rate fluctuations and trends;
•availability of raw materials;
•compliance with labor laws and other foreign governmental regulations;
•compliance with U.S. import and export laws and regulations including the Uyghur Forced Labor Prevention Act (“UFLPA”) as described below;
•disruption or delays in shipments;
•loss or impairment of key manufacturing sites;
•product quality issues;
•political unrest;
•natural disasters, acts of war and terrorism, changing macroeconomic trends, public health emergencies (such as COVID-19), and other external factors over which we have no control; and
•quotas, duties, tariffs, or other trade restrictions or regulations.
The UFLPA went into effect on June 21, 2022. The act establishes a rebuttable presumption that the importation of any goods manufactured in whole or partially in Xinjiang Uyghur Autonomous Region of the PRC, or produced by certain entities, is prohibited to entry to the United States. The Commissioner of U.S. Customs and Border Protection employs a risk-based approach that prioritizes the highest-risk goods based on current data and intelligence available to them at the time of entry.
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
We currently rely on independent transportation service providers for substantially all of our product shipments. Our utilization of these delivery services, or those of any other shipping companies that we may elect to use, is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, labor shortages, and inclement weather, which may impact the shipping company’s ability to provide delivery services sufficient to meet our shipping needs.
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
Our operating results depend on the orderly operation of our receiving and distribution functions, which also depends on our vendors' adherence to our shipping and receiving schedules. We may not anticipate all of the changing demands that our operating activities may impose on our receiving and distribution functions. There may also be events that are beyond our control that could cause delays in these functions, including but not limited to, changing macroeconomic trends, public health pandemics such as COVID-19 and other catastrophic events, and general disruptions or delays in shipping and receiving.
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
Risks Related to Pura Vida
We have taken material impairment charges related to goodwill and other indefinite-lived intangible assets associated with the Pura Vida acquisition in the past and may be required to take additional impairment charges in the future, which may adversely affect the company’s financial condition and results of operations.
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
During fiscal 2023, we recorded a full impairment of goodwill totaling $44.3 million and an impairment charge for the Pura Vida brand intangible asset of $25.0 million. The carrying value of the intangible assets as of January 28, 2023, was $15.9 million. When the Company performs future impairment tests, it is possible that the carrying value of the remaining intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

Risks Related to Information Technology and Security
A data security or privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk and adversely affect our business.
We remain dependent on information technology systems and networks, including the Internet, for a significant portion of our sales, primarily through our e-commerce operations and credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. As part of our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including the transmission of credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft, and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, ransomware, or other similar events. Any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third-party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability, and adversely affect our business and results of operations. We do not control third-party service providers and cannot guarantee that electronic or physical computer break-ins and security breaches will not occur in the future. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors, and reduce our ability to attract and retain customers. We may also incur significant costs in complying with the various applicable state, federal, and foreign laws regarding unauthorized disclosure of personal information.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce websites in the U.S., Europe, and Canada. Given the complexity of our business and the significant number of transactions that we engage in, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventive efforts, including back-up systems, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition, and results of operations.
We are exposed to business risks as a result of our e-commerce operations.
We operate e-commerce stores at www.verabradley.com, which includes an online outlet site we created in fiscal 2018, www.verabradley.ca, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures, and electronic break-ins and similar disruptions. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the level of merchandise returns we experience; (iii) governmental regulation; (iv) e-commerce security breaches involving unauthorized access to our systems and/or customer information; (v) credit card fraud; and (vi) competition and general economic conditions specific to the Internet, e-commerce, and the accessories industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations, and/or cash flows.

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
We have recorded long-lived asset impairment charges in the past and we may record material long-lived asset impairment charges in the future.
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived asset groups may not be recoverable. If we determine that the carrying value of long-lived asset groups are not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal years 2023 and 2022 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $0.8 million and $0.1 million during fiscal years 2023 and 2022, respectively, within selling, general, and administrative expenses in the consolidated statements of operations to write down the carrying values of these stores' long-lived asset groups to their estimated fair values. We also recorded $0.6 million of a non-cash impairment charge relating to a corporate right-of-use asset in fiscal 2023.
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
Risks Related to Legal and Regulatory Matters
There are claims made against us from time to time that can result in litigation or regulatory proceedings, which could distract management from our business activities and result in significant liability or damage to the images associated with our brands.
We increasingly face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, custom and duty claims, commercial disputes, intellectual property issues, marketing and solicitation claims, product-oriented allegations, and slip and fall claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims against us could result in unexpected expenses and liability, as well as materially adversely affect our operations and our reputation.
Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.
We believe that our registered copyrights, registered and common law trademarks, and other proprietary rights have significant value and are critical to our ability to create and sustain demand for our products. The actions taken by us to establish and protect our proprietary rights may not be adequate to prevent imitation of our products or infringement of our rights by others. The legal regimes of some foreign countries, particularly China, may not protect proprietary rights to the same extent as the laws of the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by others in these countries. The inability to protect our copyrights, trademarks, and other proprietary rights could adversely impact our results of operations. Any litigation regarding our proprietary rights could be time consuming and costly and could consume significant amounts of management time that would otherwise be spent operating and growing our business.
We are also subject to the risk that claims will be brought against us for infringement of the intellectual property rights of third parties, seeking to block the sale of our products claimed to violate their intellectual property rights or to receive payment of monetary amounts related thereto. Although we have not been inhibited from selling our products in connection with intellectual property disputes, intellectual property-related obstacles may arise as we expand our product lines and extend our brands as well as the geographic scope of our sales and marketing. In particular, we may be subject to copyright infringement claims for which we may not be entitled to indemnification from our suppliers. In addition, in recent years, companies in the retail industry, including us, have been subject to patent infringement claims from non-practicing entities, or “patent trolls.” Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming and result in costly litigation. As a result, any such claim, or the combination of multiple claims, could have a material adverse effect on our operating results. If we are required to stop using any of our registered or nonregistered trademarks, our brands could be negatively affected, our sales could decline and, consequently, our business and results of operations could be adversely affected.
The success of our Environmental, Social, and Governance (“ESG”) actions may impact the value of our brands.
There has been increasing stakeholder and regulatory focus on ESG matters affecting public companies. Expectations regarding ESG disclosures, setting and executing ESG-related goals, and achieving measurable progress in a timely manner could expose us to market, operational, and execution costs or risks. We expect that stakeholder expectations, as well as laws, rules and regulations, in these areas will continue to evolve quickly, which may result in the need for increased resources for ESG monitoring and reporting and adjustments to our operations may be necessary. We could face scrutiny with respect to the accuracy, adequacy, or completeness of our ESG-related disclosures. Additionally, disclosures about our ESG-related initiatives or goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions or third-party information that we believe to be reasonable but are subject to change in the future. We could also be subject to scrutiny with respect to the scope or nature of our ESG-related initiatives or goals, or for any revisions to those goals. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to these initiatives or goals on a timely basis, or at all, our reputation and the value of our brands could be adversely affected. Any harm to our reputation resulting from failure or perceived failure to meet ESG-related goals, metrics, or disclosures could adversely affect our business, financial performance, and growth.
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
Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller, and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 19.0% of our outstanding shares of common stock as of January 28, 2023. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation, and significant corporate transactions. This concentrated ownership of outstanding common stock may diminish an investor's ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or interests of investors. As a result, we may take actions that investors do not believe to be in our interests or their interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
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
Risks Related to the COVID-19 Pandemic
The outbreak of the novel coronavirus (COVID-19), or events related thereto, may cause significant disruptions in our revenue streams, operations, global supply chain and other facets of our business, which may continue to adversely impact our results of operations, financial condition, and share price.
The COVID-19 pandemic has in the past and may again in the future result in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. We have experienced in the past due to the COVID-19 pandemic, and may experience in the future, significantly reduced traffic, demand, and sales. Further, new variants of the virus and new and evolving guidance and mandates from governments and public health officials, may necessitate additional closures to some, or all, of our retail stores, the stores of our Indirect segment partners and Pura Vida wholesale retailers, or otherwise detrimentally impact aspects of our operations. The pandemic has also and may reduce consumers' willingness and ability to travel to major cities and vacation destinations in which some of our stores are located.
In recent fiscal years, COVID-19 has led to temporary factory closures and production and logistics constraints due to workforce availability, as well as global supply chain challenges such as vessel and container shortages and port congestion. As a result of the aforementioned restrictions, or other related factors, we have experienced and may experience in the future delayed shipments and increased shipping costs for some of our merchandise. We may also be adversely impacted should the pandemic compromise operations at our corporate headquarters and distribution center located in Roanoke, Indiana.
The extent of the pandemic’s impact on our results of operations, financial condition, and share price will likely depend on future developments including the potential for spikes in the number of COVID-19 cases in future periods, including as may be related to the spread of new virus variants; mitigation activities undertaken by governments and the general public; the overall economic impacts of quarantines and business closures; and current, and potentially long-term, changes in consumer behavior.
As a result of the above-mentioned factors, the Company’s liquidity, results of operations, and financial condition could be adversely impacted.

General Risk Factors
Our results of operations could suffer if we lose key management or design associates or are unable to attract and retain the talent required for our business.
Our performance depends largely on the efforts and abilities of our senior management and product development teams. These executives and design associates have substantial experience in our business and have made significant contributions to our growth and success. Although we have entered into an employment agreement with our Chief Executive Officer, we may not be able to retain her services or those of other key individuals in the future. The unexpected loss of services of key employees could have adverse impacts on our business and results of operations. We may also need to attract and retain additional qualified employees and develop, train, and manage an increasing number of management-level, sales, and other employees. Competition for qualified employees is intense. We may not be able to attract and retain employees as needed in the future.
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
The phaseout of the London Interbank Offered Rate (LIBOR) and transition to the Secured Overnight Financing Rate (SOFR) may adversely affect interest rates.
The Financial Conduct Authority (the authority that regulates LIBOR) began to phase out LIBOR by the end of 2021 and announced that it would completely phase out LIBOR by June 30, 2023. SOFR is calculated differently from LIBOR and the differences in their calculations may give rise to uncertainties. The replacement of LIBOR with SOFR may adversely affect interest rates and result in higher borrowing costs. This change could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the termination of LIBOR or the establishment and use of SOFR. We may need to renegotiate our revolving credit facility or incur other indebtedness and the use of SOFR or another benchmark rate may negatively impact the terms of such indebtedness. As LIBOR ceases to exist, we may need to amend certain contracts and cannot predict whether SOFR or another benchmark rate would be negotiated. This may result in an increase to our interest expense.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of January 28, 2023. The leases on the leased properties expire at various times through 2033, subject to renewal options.

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
As of January 28, 2023, we also leased 134 Vera Bradley store locations, including a former location, and five Pura Vida store locations in the United States. The Vera Bradley locations include three stores to be opened in fiscal 2024. See below for more information regarding the locations of our open stores as of January 28, 2023.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The Vera Bradley properties in the above table are used by both the Vera Bradley Direct segment and Vera Bradley Indirect segment, excluding the two standalone showrooms which are used exclusively by the Vera Bradley Indirect segment. The Pura Vida headquarters is used by the Pura Vida segment.

Store Locations
Vera Bradley. Our Vera Bradley full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of Vera Bradley full-line and factory outlet stores we operated in each state as of January 28, 2023:

State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Factory Outlet Stores	State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Factory Outlet Stores
Alabama	1	1	Minnesota	1	1
Arizona	—	1	Mississippi	—	2
Colorado	1	1	Missouri	1	2
Connecticut	1	1	Nebraska	—	1
Delaware	1	1	Nevada	—	1
Florida	2	9	New Hampshire	—	1
Georgia	1	3	New Jersey	3	3
Hawaii	1	1	New York	3	5
Illinois	3	2	North Carolina	—	6
Indiana	2	2	Ohio	2	2
Iowa	1	1	Oklahoma	1	1
Kansas	1	1	Pennsylvania	4	6
Kentucky	1	1	South Carolina	—	4
Louisiana	1	1	Tennessee	1	2
Maryland	3	1	Texas	9	7
Massachusetts	—	1	Virginia	1	3
Michigan	4	2	Wisconsin	1	2
			Totals	51	79
Pura Vida. As of January 28, 2023, Pura Vida had five retail store locations. Of the five locations, three were in California, one was in South Carolina, and one was in Arizona.
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
In August of 2019, Vesi Incorporated (“Vesi”) filed suit against the Company in the U.S. District Court for the Southern District of Ohio related to the Company’s licensing business and alleging breach of fiduciary duty, unfair competition, defamation, and tortious interference with prospective business relationships. The complaint seeks damages in an amount not less than $10.0 million for punitive damages, attorney fees, prejudgment interest, and any other additional relief. The Company has denied any liability and intends to vigorously defend itself in the case. In November 2019, the Company filed a counterclaim against the principals of Vesi as personal guarantors for monies owed to the Company by Vesi. The Company filed a motion for summary judgement asking the Court to dismiss all claims with prejudice and grant judgment on its counterclaim. On January 4, 2023, the Court granted the Company’s motion for summary judgment dismissing Vesi’s claims and also granted judgment on the Company’s counterclaims against the principals of Vesi for an immaterial amount. Vesi has appealed this decision. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

Item 4.        Mine Safety Disclosure
Not Applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VRA”.
As of March 27, 2023, we had approximately 25 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
The following table details activity under the 2021 Share Repurchase Program during the thirteen weeks ended January 28, 2023. Refer to Note 13 of the Notes to the Consolidated Financial Statements as set forth in Part II, Item 8. of this Annual Report on Form 10-K for additional information regarding our share repurchase programs.
Details regarding the activity under the 2021 Share Repurchase Program during the thirteen weeks ended January 28, 2023 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 30, 2022 - November 26, 2022	66,500	$3.43	66,500	$28,285,779
November 27, 2022 - December 31, 2022	77,720	4.24	77,720	27,956,135
January 1, 2023 - January 28, 2023	42,600	5.31	42,600	27,729,991
	186,820	$4.20	186,820

Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends. The payment of dividends is evaluated on a periodic basis.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between February 3, 2018, and January 28, 2023, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on February 3, 2018, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

200
150
100
50
0
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
1/28/2023
Vera Bradley, Inc.
S&P 500 Index
S&P Apparel, Accessories, and Luxury Goods Index

Company/Market/Peer Group	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023
Vera Bradley, Inc.	$100.00	$94.96	$102.68	$90.57	$84.78	$59.48
S&P 500 Index	$100.00	$99.94	$121.49	$142.45	$172.36	$160.94
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$93.20	$85.87	$83.98	$82.72	$60.32

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
Macroeconomic Environment
We continue to experience challenges associated with the unpredictable macroeconomic environment in which we operate our businesses. The COVID-19 pandemic caused supply chain disruptions that have resulted in delivery delays and increased inbound and outbound shipping costs; however, these supply chain disruptions began to stabilize towards the end of fiscal 2023. We cannot predict the future impacts of the COVID-19 pandemic and its associated factors, which may necessitate temporary closures to some, or all, of our retail stores due to guidance and mandates from governments and public health officials, or require other Company action that may impact our operations.

We have also been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the expiration of the Generalized System of Preferences (“GSP”) duty-free status at the end of calendar year 2020. In addition, the macroeconomic environment has been further challenged by inflationary pressures, including high gas prices, and other related factors that have impacted consumer discretionary spending, primarily customers with lower household incomes. We have also seen a trend of increasing digital media costs.

We implemented strategic price increases across both of our brands to mitigate some of these inflationary and supply chain pressures in late fiscal 2022 and early fiscal 2023. We will continue to monitor our pricing as it relates to the current macroeconomic trends.

We also continued the implementation of our targeted cost reductions, which are expected to be fully realized in fiscal 2024. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. We will continue to review our expense structure in future years for additional cost reduction opportunities.

While we continue to actively monitor this rapidly evolving macroeconomic environment and are working to mitigate the situation, these matters could have a material adverse effect on our liquidity, operating results, and financial condition.
Executive Summary
Some of our major achievements for fiscal 2023 are as follows:
•At the Vera Bradley brand:
•We expanded our robust product innovation pipeline, including launching our Featherweight Collection; continued another year of product collaborations with brands such as Disney, Harry Potter, and Crocs; and expanded our cozy, sleep, and outerwear collections.
•We continued to strengthen and rationalize our store base. We opened five new factory outlet stores and closed 19 underperforming full-line stores and one factory outlet store, ending the fiscal year with 51 full-line and 79 factory outlet locations. We also continued to expand options for customers to shop, including enhancing our presence in third-party marketplaces and adding boutiques in select high-traffic airports.
•At the Pura Vida brand:
•We entered into several high-profile product collaborations, with brands such as Hello Kitty, Disney, and Harry Potter, and expanded our product offerings by launching our demi-fine collection and expanding our assortment of engravable jewelry, all designed to bring new customers to our brand.
•We focused on building a more diverse, innovative, effective, and performance-based marketing program to drive Pura Vida e-commerce sales. We began the process of implementing a comprehensive customer data platform to build a single, coherent, complete view of each Pura Vida customer so that we can better target and personalize marketing and become less reliant on third-party marketing. This project is scheduled for completion in the spring of fiscal 2024. We continued to engage our micro influencers, significantly expanded our TikTok presence, launched impactful ads on connected TV, optimized SMS, and aggressively explored other methods to effectively reach our customers.
•We opened three new Pura Vida full-line stores during the year, bringing our full-line store count to four, which collectively exceeded our expectations. These four full-line stores are playing a role in driving new customer acquisition as we continue to diversify our marketing platforms, and they demonstrate the power a retail presence can have in driving digital sales, omni-channel loyalty, and spending.
In addition, we further streamlined our corporate structure by eliminating the positions of Vera Bradley Brand President, Chief Creative Officer, and Chief Revenue Officer, and by adding the position of Chief Marketing Officer, all designed to drive additional annual cost savings of approximately $2.0 million, add more focus on marketing and merchandising, and position the Company to deliver steady top-line and bottom-line growth. These decisions were made in order to right-size our leadership team and cost structure for the size of our business, to address the continuing challenging macroeconomic environment, and to best position us to achieve our long-term strategic plans. We also continued to make investments in customer data science, business analytics, and pricing optimization, allowing us to collect and analyze data and make fact-based decisions to more efficiently run our business.
Fiscal 2023 was a challenging year as we saw significant declines in our consolidated net revenues compared to the prior year, largely due to inflationary pressures impacting consumer spending and traffic at our Vera Bradley factory stores and a decline in social and digital media effectiveness which we believe significantly impacted our Pura Vida e-commerce channel. We also experienced a reduction in our gross margin as a percentage of net revenues compared to the prior year, which reflected charges of approximately $16.7 million in inventory adjustments related to excess Pura Vida inventory, excess mask products, the exit of certain technology products, valuation adjustments to write discounted inventory down to its net realizable value, concept brand exit costs, and $1.6 million for certain purchase order cancellation fees.
Fiscal 2023 SG&A expenses were impacted by approximately $15.0 million of charges primarily related to the change in our leadership and our cost-saving initiatives, which we do not expect to recur in future periods, as well as $3.3 million in intangible asset amortization and impairment charges of $1.4 million for Vera Bradley store assets and a corporate lease-right-of-use asset.
Largely due to lower projected net revenues and operating profits, as well as a change in certain strategies in the Pura Vida segment, we recorded goodwill and Pura Vida brand indefinite-lived asset impairment charges of $69.3 million in the fiscal year. Refer to Impairment Charges herein and Note 15 to the Notes to the Consolidated Financial Statements herein for additional information.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; the Vera Bradley websites verabradley.com and verabradley.ca; and our Vera Bradley online outlet site. There were no sales from our Vera Bradley annual outlet sale in Fort Wayne, Indiana for the past three years as it was cancelled due to the COVID-19 pandemic. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, through the distribution of Pura Vida-branded products to wholesale retailers, and through Pura Vida retail stores.
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
Gross Profit
Gross profit is equal to our net revenues less our cost of sales. Cost of sales includes the direct cost of purchased merchandise, distribution center costs, operations overhead, duty, all inbound freight costs incurred, and inventory adjustments including adjustments described in Note 16 to the Notes to the Consolidated Financial Statements herein. The components of our reported cost of sales may not be comparable to those of other retail and wholesale companies.
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
•VB Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers; and
•Pura Vida business expenses primarily related to employee compensation and store expenses.
Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations, as well as severance charges and consulting fees associated with cost savings initiatives and the CEO search disclosed in Note 16 to the Notes to the Consolidated Financial Statements herein.
Other Income, Net
Other income, net primarily includes certain legal settlements and sales tax credits received for timely filings, and sublease income.
Operating (Loss) Income
Operating (loss) income is equal to gross profit less SG&A expenses plus net other income. Operating (loss) income excludes interest income, interest expense, and income taxes.
(Loss) Income Before Income Taxes
(Loss) income before income taxes is equal to operating (loss) income plus interest income less interest expense.

Net (Loss) Income
Net (loss) income is equal to (loss) income before income taxes less income tax expense.
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
Impairment Charges
Goodwill and Other Intangible Assets
We perform our annual impairment test over goodwill and the indefinite-lived Pura Vida brand during the second quarter of each fiscal year. We have experienced significantly lower sales from our Pura Vida e-commerce channel due to a decline in social and digital media effectiveness, as well as lower wholesale sales. These lower sales volumes had a negative impact on the fair value determination of the aforementioned assets.
During the assessment for the fiscal 2023 annual test, it was determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand were less than their carrying values. As a result, we recorded an impairment charge of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, during the second quarter of fiscal 2023 within the Pura Vida segment.
We identified triggering events during the subsequent quarters of fiscal 2023, due to lower operating profit compared to previous forecasts, as well as changes in the long-range plan such as a pause on the opening of new Pura Vida retail stores. We performed further testing on the Pura Vida reporting unit and Pura Vida brand as a result. These analyses caused additional impairment charges to be recorded in the fourth quarter of fiscal 2023 of $15.1 million and $24.9 million for the Pura Vida brand and goodwill, respectively, which reflects a full goodwill impairment. Collectively, impairment charges for the Pura Vida brand and goodwill during fiscal 2023 totaled $69.3 million.
Refer to Note 15 to the Notes to the Consolidated Financial Statements herein for additional information regarding the goodwill and indefinite-lived intangible assets impairment tests.
Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the “asset group” for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Notes to the Consolidated Financial Statements herein. Impairment charges of $1.4 million, $0.1 million, and $7.4 million were recognized in the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively, for property, plant, and equipment assets and lease right-of-use assets related to underperforming stores and a corporate right-of-use asset and are included in SG&A expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows. Impairment charges of $0.6 million were recorded within corporate unallocated during fiscal 2023. The remaining impairment charges were included in the VB Direct segment. The COVID-19 pandemic, including the temporary closure of Vera Bradley retail stores beginning in mid-March of fiscal 2021, significantly impacted the Company's operations and cash flows which was the main driver of the impairment charges in fiscal 2021. We are unable to predict the extent of the impact that the inflationary environment, or other macroeconomic factors, will have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.

Cost Savings Initiatives and Other Charges
During fiscal 2023, the Company began implementation of its targeted cost reductions, which are expected to be fully realized in fiscal 2024. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. Refer to Note 16 to the Notes to the Consolidated Financial Statements herein for additional information regarding charges for cost savings initiatives and remaining liabilities, as well as other charges not comparable with the prior year.
Results of Operations
The following tables summarize key components of our consolidated results of operations for the last three fiscal years, both in dollars and as a percentage of our net revenues.

	Fiscal Year Ended (1)
($ in thousands)	January 28, 2023	January 29, 2022	January 30, 2021
Statement of (Loss) Income Data:
Net revenues	$499,961	$540,453	$468,272
Cost of sales	261,017	252,510	202,754
Gross profit	238,944	287,943	265,518
Selling, general, and administrative expenses (2)	265,016	261,993	252,588
Impairment of goodwill and intangible assets	69,256	—	—
Other income, net	457	961	135
Operating (loss) income	(94,871)	26,911	13,065
Interest expense, net	153	263	1,203
(Loss) income before income taxes	(95,024)	26,648	11,862
Income tax (benefit) expense (3)	(15,640)	6,430	1,173
Net (loss) income	(79,384)	20,218	10,689
Less: Net (loss) income attributable to redeemable noncontrolling interest	(19,649)	2,380	2,008
Net (loss) income attributable to Vera Bradley, Inc.	$(59,735)	$17,838	$8,681
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	52.2%	46.7%	43.3%
Gross profit	47.8%	53.3%	56.7%
Selling, general, and administrative expenses	53.0%	48.5%	53.9%
Impairment of goodwill and intangible assets	13.9%	—%	—%
Other income, net	0.1%	0.2%	—%
Operating (loss) income	(19.0)%	5.0%	2.8%
Interest expense, net	—%	—%	0.3%
(Loss) income before income taxes	(19.0)%	4.9%	2.5%
Income tax (benefit) expense	(3.1)%	1.2%	0.3%
Net (loss) income	(15.9)%	3.7%	2.3%
Less: Net (loss) income attributable to redeemable noncontrolling interest	(3.9)%	0.4%	0.4%
Net (loss) income attributable to Vera Bradley, Inc.	(11.9)%	3.3%	1.9%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and Vera Bradley full-line and factory outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	January 28, 2023	January 29, 2022	January 30, 2021
Net Revenues by Segment:
VB Direct	$328,231	$354,875	$289,274
VB Indirect	73,316	66,001	66,517
Pura Vida	98,414	119,577	112,481
Total	$499,961	$540,453	$468,272
Percentage of Net Revenues by Segment:
VB Direct	65.6%	65.7%	61.8%
VB Indirect	14.7%	12.2%	14.2%
Pura Vida	19.7%	22.1%	24.0%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Vera Bradley Store Data (4):
Total stores opened during period	5	6	6
Total stores closed during period	(20)	(5)	(13)
Total stores open at end of period	130	145	144
Comparable sales (including e-commerce) decrease (5)	(9.5)%	NM	NM
Total gross square footage at end of period	381,664	397,037	380,100
Average net revenues per gross square foot (6)	$555	$633	NM

(1)The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2023, 2022, and 2021 consisted of 52 weeks.
(2)Impairment charges, related primarily to underperforming stores, totaled $1.4 million, $0.1 million, and $7.4 million during the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.
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

Fiscal 2023 Compared to Fiscal 2022
Net Revenues
For fiscal 2023, net revenues decreased $40.5 million, or 7.5%, to $500.0 million, from $540.5 million for fiscal 2022.
VB Direct. For fiscal 2023, net revenues decreased $26.7 million, or 7.5%, to $328.2 million, from $354.9 million for fiscal 2022. Vera Bradley comparable sales decreased $33.3 million, or 9.5%, which includes a 14.6% decrease in comparable store sales partially offset by a 1.5% increase in e-commerce sales. This comparable sales decrease was partially offset by sales from our stores with non-comparable periods, including our five factory outlet stores that opened in the current fiscal year, which contributed $6.5 million of revenue. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the factory outlet channel. These decreases were partially offset by price increases on certain merchandise in the current-year.
VB Indirect. For fiscal 2023, net revenues increased $7.3 million, or 11.1%, to $73.3 million, from $66.0 million for fiscal 2022. The increase was primarily due to an increase in orders from certain key accounts.
Pura Vida. For fiscal 2023, net revenues decreased $21.2 million, or 17.7%, to $98.4 million, from $119.6 million for fiscal 2022. The decrease was primarily due to a decline of $16.2 million in e-commerce sales due to a decline in social and digital media effectiveness and lower marketing spending, as well as a decline of $7.0 million in wholesale orders. These decreases were partially offset by sales from our new store openings. We are working to evolve our Pura Vida business model from one that is largely dependent on e-commerce and digital marketing to one that is a true omni-channel business with a more diversified marketing program.
Gross Profit
For fiscal 2023, gross profit decreased $48.9 million, or 17.0%, to $239.0 million, from $287.9 million for fiscal 2022. As a percentage of net revenues, gross profit decreased to 47.8% for fiscal 2023, from 53.3% for fiscal 2022. Gross profit as a percentage of net revenues was negatively impacted by approximately 330 basis points for inventory adjustments related to excess inventory in the Pura Vida business and excess mask products, the exit of certain technology products, valuation adjustments to write discounted inventory down to its net realizable value, and concept brand exit costs, as well as approximately 30 basis points for purchase order cancellation fees related to certain spring 2023 products and certain raw materials. In addition, gross profit as a percentage of net revenues was negatively impacted by inbound and outbound freight and shipping costs, deleverage of overhead costs, channel mix changes, and increased promotional activity, partially offset by price increases on certain merchandise in the current-year.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2023, SG&A expenses increased $3.0 million, or 1.2%, to $265.0 million, from $262.0 million for fiscal 2022. As a percentage of net revenues, SG&A expenses were 53.0% and 48.5% for fiscal 2023 and fiscal 2022, respectively. SG&A expenses related to Vera Bradley and corporate unallocated were $211.6 million compared to $205.8 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $53.4 million compared to $56.2 million in the comparable prior-year period. The increase in consolidated SG&A expenses for fiscal 2023 was primarily due to:
•severance charges of $9.2 million including for CEO retirement severance and Vera Bradley brand executive severance;
•$4.4 million of consulting fees related to our cost saving and strategic initiatives, CEO search, and other Pura Vida and Vera Bradley professional fees that did not occur in the prior year;
•$1.3 million for incremental Vera Bradley store impairment charges and a corporate lease right-of-use asset impairment charge;
•new CEO sign-on bonus and relocation expenses of $1.0 million; and
•$0.4 million of former CEO November and December salary expense and stock-based compensation expense associated with retirement.
The aforementioned increases in SG&A expenses were partially offset by a $6.9 million reduction in advertising and marketing expenses, primarily related to the Pura Vida brand; a $4.1 million reduction in expense associated with incentive compensation due to company performance estimates and forfeitures compared to the prior-year period; a $1.7 million reduction in lease expense due to contingent rental payments associated with lower store sales and store closures, which was partially offset by new store openings for both brands; and a $1.0 million reduction in employee-related and other costs due primarily to headcount reductions, including closed Vera Bradley stores, partially offset by an increase in travel expenses.
SG&A expenses as a percentage of net revenues increased primarily due to the aforementioned items, as well as SG&A expense deleverage associated with decreased sales.
Impairment of Goodwill and Intangible Assets
Fiscal 2023 included a $69.3 million charge for impairment of goodwill and intangible assets related to Pura Vida goodwill and the indefinite-lived Pura Vida brand asset, which is reflected within the Pura Vida segment. For additional information, refer to Goodwill and Other Intangible Assets herein. There were no similar charges in the comparable prior-year period.

Other Income, Net
For fiscal 2023, net other income decreased $0.5 million to $0.5 million, from $1.0 million for fiscal 2022. The decrease in net other income was primarily due to legal settlements in the prior-year period that did not recur.
Operating (Loss) Income
For fiscal 2023, operating loss increased $121.8 million, or 452.5%, to $(94.9) million from operating income of $26.9 million for fiscal 2022. As a percentage of net revenues, operating (loss) income was (19.0)% and 5.0% for fiscal 2023 and fiscal 2022, respectively. Operating loss increased due to the factors described above.
The following table provides additional information about our operating (loss) income (in thousands).

	Fiscal Year Ended		$ Change	% Change
	January 28, 2023	January 29, 2022
Operating (Loss) Income:
VB Direct	$51,097	$73,506	$(22,409)	(30.5)%
VB Indirect	22,965	20,323	2,642	13.0%
Pura Vida	(78,591)	9,519	(88,110)	(925.6)%
Less: Unallocated corporate expenses	(90,342)	(76,437)	(13,905)	18.2%
Operating (loss) income	$(94,871)	$26,911	$(121,782)	(452.5)%
VB Direct. For fiscal 2023, operating income decreased $22.4 million, or 30.5%. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 15.6% and 20.7% for fiscals 2023 and 2022, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, including approximately 190 basis points related to inventory adjustments for the exit of certain technology products, excess mask products, and concept brand exit costs, as well as certain purchase order cancellation fees; SG&A expense deleverage associated with decreased sales; and a decrease in advertising expense, employee-related costs including incentive compensation expense, and lease expense. These decreases in SG&A expenses were partially offset by $0.8 million in incremental store impairment charges.
VB Indirect. For fiscal 2023, operating income increased $2.6 million, or 13.0%. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 31.3% and 30.8% for fiscals 2023 and 2022, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A leverage associated with increased sales, partially offset by a decrease in gross margin as a percentage of net revenues as described above, including approximately 230 basis points related to inventory adjustments for the exit of certain technology products, excess mask products, and valuation adjustments to write discounted inventory down to its net realizable value, as well as certain purchase order cancellation fees.
Pura Vida. For fiscal 2023, operating loss increased $88.1 million. As a percentage of Pura Vida segment net revenues, operating (loss) income in the Pura Vida segment was (79.9)% and 8.0% for fiscals 2023 and 2022, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to goodwill and indefinite-lived Pura Vida brand impairment charges in the current-year period of $44.3 million and $25.0 million, respectively. In addition, there was expense deleverage associated with a decrease in sales, inventory adjustments for excess inventory and valuation adjustments to write discounted inventory down to its net realizable value which impacted the operating loss as a percentage of net revenues by approximately 1,000 basis points in the current year, and new store expenses. These decreases to operating income were partially offset by reductions in advertising expense compared to the prior-year period.
Corporate Unallocated. For fiscal 2023, corporate unallocated expenses increased $13.9 million, or 18.2% to $90.3 million from $76.4 million in the prior-year period. The increase in corporate unallocated expenses was primarily due to severance charges of $8.7 million, including CEO retirement severance and Vera Bradley brand executive severance; consulting fees of $4.2 million associated with cost savings, strategic initiatives, and CEO search; $2.4 million increase in corporate advertising expense; $1.0 million for new CEO sign-on bonus and relocation expenses; $0.7 million primarily related to legal settlements in the prior-year period that did not recur; $0.6 million related to a lease right-of-use asset impairment charge in the current-year period; and $0.4 million related to former CEO November and December salary payments and stock compensation expense associated with retirement. These increases were partially offset by a $3.6 million decrease in employee-related expenses, primarily related to a decline in incentive compensation expense as a result of company performance estimates and forfeitures along with reduced headcount.

Interest Expense, Net
For fiscal 2023, net interest expense totaled $0.2 million compared to $0.3 million in fiscal 2022, consistent with the prior year.
Income Tax (Benefit) Expense
For fiscal 2023, we recorded an income tax benefit of $15.6 million at an effective tax rate of 16.5%, compared to income tax expense of $6.4 million at an effective tax rate of 24.1% for fiscal 2022. The effective tax rate decreased primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation and stock-based compensation.
Net (Loss) Income
For fiscal 2023, net loss increased $99.6 million to $(79.4) million from net income of $20.2 million in fiscal 2022 due to the factors described in the captions above.
Net (Loss) Income Attributable to Redeemable Noncontrolling Interest
For fiscal 2023, net loss attributable to redeemable noncontrolling interest was $(19.6) million compared to net income attributable to redeemable noncontrolling interest of $2.4 million in the prior-year period. This represents the allocation of the Pura Vida net (loss) income to the noncontrolling interest. The change in net (loss) income was due to the factors described above in the Pura Vida operating segment.
Net (Loss) Income Attributable to Vera Bradley, Inc.
For fiscal 2023, net loss attributable to Vera Bradley, Inc. increased $77.5 million to $(59.7) million from net income attributable to Vera Bradley, Inc. of $17.8 million in fiscal 2022 due to the factors described in the captions above.

Fiscal 2022 Compared to Fiscal 2021
Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2022, for a comparison of fiscal 2022 to fiscal 2021 operating results.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, investments, and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”) which was entered into on September 7, 2018. There was no debt outstanding under the Credit Agreement as of January 28, 2023. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net cash (used in) provided by operating activities	$(13,421)	$39,861	$20,702
Net cash (used in) provided by investing activities	(8,239)	(4,154)	17,680
Net cash used in financing activities	(20,105)	(11,413)	(24,146)

Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities was $13.4 million during fiscal 2023, as compared to net cash provided by operating activities of $39.9 million during fiscal 2022. The increase in cash used in operating activities was primarily related to an increase in the net loss after non-cash charges of $47.5 million, as well as the change in assets and liabilities. Changes in assets and liabilities resulting in a use of cash were primarily related to the change in accounts payable due to a reduction in inventory in-transit and timing of payments, an increase in accounts receivable partly associated with increased VB Indirect segment sales, as well as a reduction in accrued and other liabilities reflecting a reduction in freight and duty accruals due to lower inbound units and costs at the end of the year, and a reduction in certain variable liabilities due in part to lower sales including the percent rent liability, partially offset by accruals associated with severance payments. The change in inventory reflects $16.7 million in inventory adjustments associated primarily with excess inventory, the exit of certain technology products, valuation adjustments to write discounted inventory down to its net realizable value in the current-year period, and concept brand exit costs. The change in inventory was also impacted by decreased sales compared to the prior-year period, a reduction in transit times, as well as incremental freight and duty costs. Changes that provided a source of cash were due primarily to net payments of $6.6 million in income taxes which we received during the current-year period.
Net Cash Used in Investing Activities
Investing activities consisted primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $8.2 million in fiscal 2023, compared to $4.2 million in fiscal 2022. The increase in cash used in investing activities was primarily a result of increased spending associated with purchases of property, plant, and equipment due mostly to relocations of certain existing Vera Bradley factory outlet stores, incremental Pura Vida retail stores, and timing of payments.
Capital expenditures for fiscal 2024 are expected to be approximately $5.0 million related to planned investments associated with new Vera Bradley factory store locations and technology and logistics enhancements.
Net Cash Used in Financing Activities
Net cash used in financing activities was $20.1 million in fiscal 2023 compared to $11.4 million in fiscal 2022. The increase in cash used in financing activities was primarily due to $18.1 million of common stock repurchases in the current-year period compared to $7.7 million in the comparable prior-year period.
Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2022, for a comparison of fiscal 2022 to fiscal 2021 cash flow activity.
Credit Agreement
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Borrowings under the credit facilities are available to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC and Vera Bradley Sales, LLC (collectively, the “Named Subsidiaries”). The Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $25.0 million.
For further information regarding the Credit Agreement, please see Note 6 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations include the following:
•The $10.0 million purchase of the remaining Pura Vida Interests paid subsequent to fiscal 2023 as further described in Note 2 to the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report;

•Approximately $3.1 million of severance liability associated with cost savings initiatives further described in Note 16 to the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report;
•Operating lease obligations as disclosed further in Note 4 to the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report;
•Purchase order commitments primarily related to inventory purchases;
•Salaries, cash incentives, benefits, and other employee-related costs;
•Planned capital expenditures;
•Income tax payments; and
•Other supply and service agreements entered into as part of our normal operations.
We may be subject to additional material cash requirements that are contingent upon certain events that have not yet occurred. We expect to fund these cash requirements using cash on hand, cash provided by our operations and, to the extent necessary, borrowings under our Credit Agreement.
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
The balance of inventory adjustments was $16.5 million and $0.6 million for these matters as of the fiscal years ended January 28, 2023, and January 29, 2022, respectively. The increase in the balance was primarily related to adjustments for excess Pura Vida inventory and excess mask inventory, the exit of certain technology products, and valuation adjustments to write discounted inventory down to its net realizable value. We believe we have the ability to move some of our retired finished goods through a number of channels, including our Vera Bradley and Pura Vida websites, the Vera Bradley online outlet site, Vera Bradley factory outlet stores, the Vera Bradley Annual Outlet Sale which is planned to resume in June 2023, and through third-party liquidators as needed.

Valuation of Long-lived Assets
Property, plant, and equipment and operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In evaluating an asset group for recoverability, we estimate the future cash flows expected to result from the use of the asset group at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset group is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $1.4 million, $0.1 million, and $7.4 million for the periods ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.
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
As of January 28, 2023, the Company had no goodwill recorded as it recorded a full goodwill impairment charge of $44.3 million within the Pura Vida reporting unit during fiscal 2023. For the annual goodwill impairment analysis performed during fiscal 2023, we performed a quantitative analysis. We performed subsequent impairment tests during the third and fourth quarters of fiscal 2023 due to triggering events, including lower operating profit compared to previous forecasts, as well as changes in the long-range plan such as a pause on the opening of new Pura Vida retail stores.
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

As of January 28, 2023, the carrying value of the Pura Vida brand was $11.7 million. For the annual impairment analysis performed during fiscal 2023, we performed a quantitative analysis. Consistent with the goodwill analysis, we performed subsequent impairment tests during the third and fourth quarters of fiscal 2023 due to the aforementioned triggering events. We recorded $25.0 million in impairment charges for the Pura Vida brand during fiscal 2023.
The estimated fair value of the Pura Vida brand is subject to change as a result of many factors including changing economic conditions. Should actual cash flows and our future estimates deteriorate from the estimates we used, impairment charges for the Pura Vida brand asset may be necessary in future years.

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

In addition, the Financial Conduct Authority (the authority that regulates LIBOR) began to phase out LIBOR by the end of 2021 and announced that it would completely phase out LIBOR by June 30, 2023 and transition to the Secured Overnight Financing Rate (“SOFR”). SOFR is calculated differently from LIBOR and the differences in their calculations may give rise to uncertainties. The replacement of LIBOR with SOFR may adversely affect interest rates and result in higher borrowing costs. We cannot predict the effect of the termination of LIBOR or the establishment and use of SOFR. We may need to renegotiate our revolving credit facility or incur other indebtedness and the use of SOFR or another benchmark rate may negatively impact the terms of such indebtedness. As LIBOR ceases to exist, we may need to amend certain contracts and cannot predict whether SOFR or another benchmark rate would be negotiated. This may result in an increase to our interest expense.
Foreign Exchange Rate Risk
We source a majority of our finished goods from various suppliers primarily in Cambodia, Vietnam, Indonesia, El Salvador, China, and the Philippines. Substantially all purchases and sales involving foreign persons are denominated in U.S. dollars, and therefore we do not hedge using any derivative instruments. Historically, we have not been impacted materially by changes in exchange rates.

Item 8. Financial Statements and Supplementary Data
Vera Bradley, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vera Bradley, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current‐period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill and Indefinite-Lived Intangible Assets – Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
The Company’s quantitative analysis of the Pura Vida reporting unit of goodwill (“goodwill”) and the indefinite‐lived Pura Vida brand asset (“Pura Vida brand”) for impairment involves the comparison of the fair value of the goodwill or Pura Vida brand asset to its respective carrying value. The fair value of goodwill was determined using an income‐based approach and a market‐based approach, which required management to make significant estimates and assumptions including the projected revenue growth, operating profit growth, and discount rate. The Company used the relief‐from‐royalty method to estimate the fair value of the Pura Vida brand, which required management to make significant estimates and assumptions related to the projected revenue growth, royalty rate and discount rate. The goodwill balance was $0 as of January 28, 2023. The carrying value of the Pura Vida brand was $11.7 million as of January 28, 2023. The carrying values of goodwill and the Pura Vida brand exceeded their fair values during fiscal 2023 and, therefore, impairment of $44.3 million and $25.0 million, respectively, was recognized during the year ended January 28, 2023.
We identified the impairment analysis of goodwill and the Pura Vida brand as a critical audit matter because of the significant judgments made by management to estimate the fair value of these indefinite‐lived assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions particularly related to the projected revenue growth, operating profit growth and discount rate for the goodwill impairment analysis and the projected revenue growth, royalty rate, and discount rate for the Pura Vida brand impairment analysis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected revenue growth, operating profit growth and discount rate for goodwill and Pura Vida brand as well as the royalty rate for the Pura Vida brand included the following, among others:

1.We tested the effectiveness of controls over management’s goodwill and brand impairment analyses, including those over the determination of the fair value, such as controls related to management’s forecasts of projected revenue growth, operating profit growth, and selection of royalty rate and discount rates.
2.We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
3.We evaluated the reasonableness of management’s projected revenue growth and operating profit growth by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports.
4.With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, and (2) discount rates and royalty rate by:
a.Assessing the appropriateness of the valuation methodology used to determine the discount rates and royalty rate.
b.Testing the underlying source information and the mathematical accuracy of the calculations.
c.Developing a range of independent estimates and comparing those to the discount rates and royalty rate selected by management.
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 28, 2023

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vera Bradley, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vera Bradley, Inc. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated March 28, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 28, 2023

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$46,595	$88,436
Accounts receivable, net	22,105	20,681
Inventories	142,275	144,881
Income taxes receivable	1,311	9,391
Prepaid expenses and other current assets	14,276	15,928
Total current assets	226,562	279,317
Operating right-of-use assets	77,954	79,873
Property, plant, and equipment, net	58,674	59,941
Intangible assets, net	15,918	44,223
Goodwill	—	44,254
Deferred income taxes	21,542	3,857
Other assets	3,851	6,081
Total assets	$404,501	$517,546
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,350	$30,492
Accrued employment costs	14,312	12,463
Short-term operating lease liabilities	19,714	18,699
Other accrued liabilities	12,723	16,422
Income taxes payable	558	—
Total current liabilities	67,657	78,076
Long-term operating lease liabilities	74,664	80,861
Other long-term liabilities	90	195
Total liabilities	142,411	159,132
Commitments and contingencies
Redeemable noncontrolling interest	10,712	30,974
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 42,846 and 42,429 shares issued and 30,766 and 33,170 outstanding, respectively	—	—
Additional paid-in capital	109,718	107,907
Retained earnings	274,629	334,364
Accumulated other comprehensive loss	(105)	(29)
Treasury stock	(132,864)	(114,802)
Total shareholders’ equity of Vera Bradley, Inc.	251,378	327,440
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$404,501	$517,546
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net revenues	$499,961	$540,453	$468,272
Cost of sales	261,017	252,510	202,754
Gross profit	238,944	287,943	265,518
Selling, general, and administrative expenses	265,016	261,993	252,588
Impairment of goodwill and intangible assets	69,256	—	—
Other income, net	457	961	135
Operating (loss) income	(94,871)	26,911	13,065
Interest expense, net	153	263	1,203
(Loss) income before income taxes	(95,024)	26,648	11,862
Income tax (benefit) expense	(15,640)	6,430	1,173
Net (loss) income	(79,384)	20,218	10,689
Less: Net (loss) income attributable to redeemable noncontrolling interest	(19,649)	2,380	2,008
Net (loss) income attributable to Vera Bradley, Inc.	$(59,735)	$17,838	$8,681

Basic weighted-average shares outstanding	31,503	33,785	33,390
Diluted weighted-average shares outstanding	31,503	34,437	33,914

Basic net (loss) income per share attributable to Vera Bradley, Inc. common shareholders	$(1.90)	$0.53	$0.26
Diluted net (loss) income per share attributable to Vera Bradley, Inc. common shareholders	$(1.90)	$0.52	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net (loss) income	$(79,384)	$20,218	$10,689
Unrealized loss on available for sale debt investments	—	(4)	(172)
Cumulative translation adjustment	(76)	(33)	22
Comprehensive (loss) income, net of tax	(79,460)	20,181	10,539
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest	(19,649)	2,380	2,008
Comprehensive (loss) income attributable to Vera Bradley, Inc.	$(59,811)	$17,801	$8,531
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at February 1, 2020	33,503,249	8,011,372	$100,357	$307,414	$158	$(104,159)	$303,770
Net income attributable to Vera Bradley, Inc.	—	—	—	8,681	—	—	8,681
Translation adjustments	—	—	—	—	22	—	22
Unrealized loss on available for sale investments	—	—	—	—	(172)	—	(172)
Restricted shares vested, net of repurchase for taxes	293,076	—	(575)	—	—	—	(575)
Stock-based compensation	—	—	5,651	—	—	—	5,651
Treasury stock purchased	(381,835)	381,835	—	—	—	(2,901)	(2,901)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	431	—	—	431
Balance at January 30, 2021	33,414,490	8,393,207	$105,433	$316,526	$8	$(107,060)	$314,907
Net income attributable to Vera Bradley, Inc.	—	—	—	17,838	—	—	17,838
Translation adjustments	—	—	—	—	(33)	—	(33)
Unrealized loss on available for sale investments	—	—	—	—	(4)	—	(4)
Restricted shares vested, net of repurchase for taxes	621,474	—	(2,456)	—	—	—	(2,456)
Stock-based compensation	—	—	4,930	—	—	—	4,930
Treasury stock purchased	(865,534)	865,534	—	—	—	(7,742)	(7,742)
Balance at January 29, 2022	33,170,430	9,258,741	$107,907	$334,364	$(29)	$(114,802)	$327,440
Net loss attributable to Vera Bradley, Inc.	—	—	—	(59,735)	—	—	(59,735)
Translation adjustments	—	—	—	—	(76)	—	(76)
Restricted shares vested, net of repurchase for taxes	416,543	—	(1,430)	—	—	—	(1,430)
Stock-based compensation	—	—	3,241	—	—	—	3,241
Treasury stock purchased	(2,820,949)	2,820,949	—	—	—	(18,062)	(18,062)
Balance at January 28, 2023	30,766,024	12,079,690	$109,718	$274,629	$(105)	$(132,864)	$251,378
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash flows from operating activities
Net (loss) income	$(79,384)	$20,218	$10,689
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	8,854	9,315	13,483
Amortization of operating right-of-use assets	21,543	20,521	21,128
Goodwill and intangible asset impairment	69,256	—	—
Other impairment charges	1,351	85	7,446
Amortization of intangible assets	3,303	3,073	9,009
Provision for doubtful accounts	(77)	101	1,333
Stock-based compensation	3,241	4,930	5,651
Deferred income taxes	(17,685)	(327)	4,126
Gain on investments	—	—	13
Adjustment of earn-out liability	—	—	229
Other non-cash charges (gain), net	6	(37)	(1)
Changes in assets and liabilities:
Accounts receivable	(1,347)	6,761	(5,579)
Inventories	2,606	(3,465)	(17,810)
Prepaid expenses and other assets	3,882	2,215	(7,940)
Accounts payable	(10,223)	3,210	7,353
Income taxes	8,638	(2,340)	(8,121)
Operating lease liabilities, net	(25,398)	(25,961)	(22,680)
Accrued and other liabilities	(1,987)	1,562	2,373
Net cash (used in) provided by operating activities	(13,421)	39,861	20,702
Cash flows from investing activities
Purchases of property, plant, and equipment	(8,239)	(5,489)	(5,743)
Purchases of investments	—	—	(851)
Proceeds from maturities and sales of investments	—	1,290	23,281
Cash received for business acquisition, net of cash acquired	—	—	993
Proceeds from disposal of property, plant, and equipment	—	45	—
Net cash (used in) provided by investing activities	(8,239)	(4,154)	17,680
Cash flows from financing activities
Tax withholdings for equity compensation	(1,430)	(2,456)	(575)
Repurchase of common stock	(18,062)	(7,742)	(3,077)
Distributions to redeemable noncontrolling interest	(613)	(1,215)	(1,817)
Borrowings under asset-based revolving credit agreement	—	—	60,000
Repayment of borrowings under asset-based revolving credit agreement	—	—	(60,000)
Payment of contingent consideration for business acquisition	—	—	(18,677)
Net cash used in financing activities	(20,105)	(11,413)	(24,146)
Effect of exchange rate changes on cash and cash equivalents	(76)	(33)	22
Net (decrease) increase in cash and cash equivalents	(41,841)	24,261	14,258
Cash and cash equivalents, beginning of period	88,436	64,175	49,917
Cash and cash equivalents, end of period	$46,595	$88,436	$64,175

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(continued)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Supplemental disclosure of cash-flow information
Cash (received) paid for income taxes, net	$(6,573)	$9,083	$5,079
Cash paid for interest	$88	$293	$1,133
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock incurred but not yet paid
As of January 28 2023, January 29, 2022, and January 30, 2021	$—	$—	$—
As of January 29, 2022, January 30, 2021, and February 1, 2020	$—	$—	$176
Purchases of property, plant, and equipment incurred but not yet paid
As of January 28 2023, January 29, 2022, and January 30, 2021	$363	$250	$343
As of January 29, 2022, January 30, 2021, and February 1, 2020	$250	$343	$559
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
Vera Bradley, Inc. operates two unique lifestyle brands – Vera Bradley and Pura Vida. We believe Vera Bradley and Pura Vida are complementary businesses, both with devoted, emotionally-connected, and multi-generational female customer bases; alignment as casual, comfortable, affordable, and fun brands; positioning as “gifting” and socially-connected brands; strong, entrepreneurial cultures; a keen focus on community, charity, and social consciousness; multi-channel distribution strategies; and talented leadership teams aligned and committed to the long-term success of their brands.
Vera Bradley is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand’s innovative designs, iconic patterns, and brilliant colors continue to inspire and connect women.
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”). On January 30, 2023, subsequent to the end of fiscal 2023, the Company purchased the remaining 25% interest in Pura Vida. Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that we believe deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories.
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com and verabradley.ca; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of January 28, 2023, the Company operated 51 full-line stores and 79 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2022, 2021, and 2020 annual outlet sales. The sale will resume in calendar year 2023.
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal years 2023, 2022, and 2021, ending on January 28, 2023, January 29, 2022, and January 30, 2021 respectively, each reflected a 52-week period.

2.    Summary of Significant Accounting Policies
Use of Significant Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of the Company’s assets, liabilities, revenues, and expenses, as well as the disclosures relating to contingent assets and liabilities at the date of the consolidated financial statements. Significant areas requiring the use of management estimates include the

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
valuation of inventories, valuation of long-lived assets, including operating right-of-use assets, valuation of goodwill and indefinite-lived intangible assets, accounts receivable valuation allowances, and sales return allowances. Actual results could differ from these estimates. The Company revises its estimates and assumptions as new information becomes available.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
The Company collects payment at the point of sale for Vera Bradley and Pura Vida full-line and factory outlet store transactions, upon shipment for Vera Bradley e-commerce transactions, and upon purchase for Pura Vida e-commerce transactions. The Company generally collects payment in arrears in accordance with established payment terms for each customer within the VB Indirect segment and for Pura Vida wholesale retailers.
Historical experience provides the Company the ability to reasonably estimate the amount of product sales that customers will return. Product returns are often resalable through multiple channels. Additionally, the Company reserves for customer allowances for certain VB Indirect retailers based upon various contract terms and other potential product credits granted to VB Indirect retailers.
The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken / Written Off	Balance at End of Year
Fiscal year ended January 28, 2023	$1,582	$12,320	$(12,101)	$1,801
Fiscal year ended January 29, 2022	1,714	17,043	(17,175)	1,582
Fiscal year ended January 30, 2021	1,362	14,284	(13,932)	1,714
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.8 million and $1.2 million as of January 28, 2023 and January 29, 2022, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Store Pre-Opening, Occupancy, and Operating Costs
The Company charges costs associated with the opening of new stores to selling, general, and administrative expenses as incurred. Selling, general, and administrative expenses also include store operating costs, store employee compensation, and store occupancy and supply costs.
Business Combination
In connection with a business combination, the Company records the identifiable assets acquired, liabilities assumed, contingent consideration liabilities, if any, and any noncontrolling interest in the acquiree at their acquisition-date fair values. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. Refer to Note 14 herein for additional information regarding the noncontrolling interest in Pura Vida as of January 28, 2023.
These fair value assessments require management judgment and include the use of significant estimates and assumptions including future cash flows, discount and other market rates, and asset lives, among other items.
Goodwill and Other Intangible Assets
Upon an acquisition, the Company records the fair value of goodwill and the identifiable intangible assets. As of January 28, 2023 the identifiable intangible assets consisted of the Pura Vida brand and customer relationships. As of January 29, 2022 the balance also included non-competition agreements. Assets that are determined to have an indefinite life, including goodwill and the Pura Vida brand, are not amortized but are assessed for impairment at least annually or whenever events or circumstances indicate that the goodwill may be impaired. Definite-lived intangible assets, including customer relationships and non-competition agreements, are amortized over their estimated useful lives and are also subject to impairment testing, similar to the Company’s long-lived assets.
The Company performs its annual goodwill and Pura Vida brand impairment test during the second quarter. The Company may first use a qualitative analysis to determine whether it is more-likely-than-not that the fair value of the reporting unit (including goodwill) is less than its carrying value. If it is determined that it is more-likely-than-not that the fair value is less than the carrying value after this analysis, a quantitative impairment test is performed. If the Company elects to bypass the qualitative analysis, or if it is determined through the qualitative analysis that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, a quantitative analysis is performed. Under the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of total goodwill allocated to the reporting unit. The fair value of the reporting unit is determined using an income-based approach and a market-based approach. The Company's critical estimates for the goodwill test include the revenue growth rate, operating profit, and discount rate. The fair value of the Pura Vida brand is estimated using the relief-from-royalty method. The critical estimates for the Pura Vida brand impairment test include the projected revenue growth, long-term growth rate, the royalty rate, and the discount rate.
As of January 28, 2023, the carrying value of the Pura Vida brand was $11.7 million. Goodwill was fully impaired during fiscal 2023 leaving no balance. For the annual impairment analysis performed during fiscal 2023, the Company performed a quantitative analysis, as well as subsequent analyses due to triggering events, further described in Note 15 herein. There were impairment charges recorded of $44.3 million and $25.0 million during fiscal 2023 for goodwill and the Pura Vida brand, respectively.
The estimated fair value of the Pura Vida brand is subject to change as a result of many factors including changing economic conditions. Should actual cash flows and our future estimates deteriorate from the estimates we used, impairment charges may be necessary in future years.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
Subsequent Event
On January 23, 2023, the Company and certain of its subsidiaries entered into an Interest Purchase Agreement (the “Interest Purchase Agreement”) with Creative Genius Holdings, Inc. a California corporation, Creative Genius Investments, Inc., a California corporation, Griffin Thall and Paul Goodman (collectively “Sellers”) to purchase the remaining 25% of the outstanding membership interests (the "Remaining Pura Vida Interests") of Pura Vida. The closing date of the Transaction was January 30, 2023 (fiscal 2024).
Pursuant to the Interest Purchase Agreement, and subject to the terms and conditions thereof, on the closing date, the Company indirectly acquired the Remaining Pura Vida Interests (the “Transaction”) in exchange for cash consideration consisting of approximately $10 million payable at closing, subject to certain adjustments. The Transaction was not subject to financing conditions. The Company’s existing available cash and cash equivalents funded the purchase price. Following completion of the Transaction, the Company owns one hundred percent (100%) of the ownership interests in Pura Vida. The Interest Purchase Agreement also includes certain non-competition and customer, supplier and employee non-solicitation and non-interference covenants from the Sellers in favor of the Company during the four-year period beginning on the closing date of the Transaction.
The Interest Purchase Agreement provides that, as of the closing of the Transaction, all rights and obligations of the Company and the Sellers under any agreements among the parties, including the Put/Call Agreement, were terminated.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Total advertising expense was as follows (in thousands):

Fiscal year ended January 28, 2023	$54,941
Fiscal year ended January 29, 2022	61,223
Fiscal year ended January 30, 2021	54,571
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable as of January 28, 2023 and January 29, 2022, approximated their fair values.
The following table details the fair value measurements of the Company’s investments as of January 28, 2023 and January 29, 2022 (in thousands):

	Level 1		Level 2		Level 3
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Cash equivalents (1)	$360	$2,856	$—	$—	$—	$—

(1) Cash equivalents relate to a money market fund that has a maturity of three months or less at the date of purchase. Due to its short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $1.4 million, $0.1 million, and $7.4 million in impairment charges primarily related to store assets including property, plant, and equipment and lease right-of-use assets during the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. Refer to Note 15 herein regarding the Pura Vida brand and goodwill impairment test and fiscal 2023 impairment charges.
The discounted cash flow models used to estimate the applicable fair values involve numerous estimates and assumptions that are highly subjective. Changes to these estimates and assumptions could materially impact the fair value estimates. The estimates and assumptions critical to the overall fair value estimates include: (1) estimated future cash flow generated at the

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
When measuring deferred tax assets, the Company considers both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets will be realized. This evidence includes recent operating results, projected future taxable income, the reversal of existing taxable differences, tax planning strategies, among other factors. When necessary, a valuation allowance is recorded to reduce the deferred tax assets to their anticipated realizable value.
The Company establishes liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded in the same line item within the Company's Consolidated Statements of Operations as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $6.4 million and $8.0 million as of January 28, 2023 and January 29, 2022, respectively. Of this total, $3.0 million and $2.8 million was recorded within prepaid expenses and other current assets and $3.4 million and $5.2 million was recorded within other assets on the Company's Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022, respectively. The CCA implementation costs are recorded within operating activities in the Company's Consolidated Statements of Cash Flows.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued or which became effective during fiscal 2023 which had, or are expected to have, a significant impact on the Company's Consolidated Financial Statements.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the fifty-two weeks ended January 28, 2023, January 29, 2022, and January 30, 2021 (in thousands):

	Fifty-Two Weeks Ended
	January 28, 2023
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$131,432		$38,587		$1,249		$171,268
Travel	79,585		14,283		—		93,868
Accessories	58,932		10,312		90,743		159,987
Home	38,040		4,233		—		42,273
Apparel/Footwear(6)	12,701		2,236		3,844		18,781
Other	7,541	(1)	3,665	(2)	2,578	(3)	13,784
Total net revenues	$328,231	(4)	$73,316	(5)	$98,414	(4)	$499,961

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $70.7 million of net revenues related to product sales recognized at a point in time and $2.6 million of net revenues related to sales-based royalties recognized over time.
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
(6) Includes mask sales.
Contract Balances
Contract liabilities as of January 28, 2023 and January 29, 2022, were $3.2 million and $3.9 million, respectively. The balance consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, and Pura Vida customer deposits and payments collected before shipment. These contract liabilities are recognized within other accrued liabilities on the Company’s Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of January 28, 2023 and January 29, 2022.
The balance for accounts receivable from contracts with customers, net of allowances, as of January 28, 2023 and January 29, 2022 was $20.7 million and $18.1 million, respectively, which is recognized within accounts receivable, net, on the Company’s Consolidated Balance Sheets. The provision for doubtful accounts was $0.8 million and $1.2 million as of January 28, 2023 and January 29, 2022, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of January 28, 2023.
Significant Judgments
Product Sales
In the Vera Bradley and Pura Vida retail stores (recognized within the VB Direct segment and the Pura Vida segments), control is transferred and net revenue is recognized at the point of sale. Product shipments for the Company’s e-commerce channels (recognized within the VB Direct and Pura Vida segments) and shipments to its wholesale retailers (recognized within the VB Indirect segment and Pura Vida segment) are generally shipped Free on Board (“FOB”) shipping point typically from its distribution center in Roanoke, Indiana, for Vera Bradley products and primarily from its third-party fulfillment center in Tijuana, Mexico for Pura Vida products. Net revenue is recognized upon shipment consistent with

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
when control is transferred to the customer. Upon shipment, the customer has the right to direct the use of, and obtain substantially all of the benefits from, the product.
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
Concentration of Credit Risk
Five customers represented nearly 50.0% of the balance of accounts receivable, net as of January 28, 2023.
4.    Leases
Nature of Leases
The Company has operating leases at all of its Vera Bradley and Pura Vida retail stores, as well as for its New York office, the California Pura Vida office, Asia sourcing office, and showrooms. The Company also has operating leases for storage spaces. The Company does not have residual value guarantees, restrictions, or covenants imposed by leases.
Determination of Lease Terms
Retail store leases have remaining terms of up to 10 years as of January 28, 2023. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases have remaining terms of up to approximately four years as of January 28, 2023. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of January 28, 2023.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
Discount Rate
The weighted-average discount rate as of January 28, 2023 and January 29, 2022, was 4.6% and 4.7%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement or remeasurement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.
Leases Not Yet Commenced
As of January 28, 2023, the Company had two leases which were executed but did it not have control of the underlying assets; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $5.1 million and have terms of approximately 10 years commencing in fiscal year 2024.
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

Amounts Recognized in the Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Consolidated Statements of Operations for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 (in thousands):

	Fifty-Two Weeks Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating lease cost	$25,118	$25,200	$26,112
Variable lease cost	5,975	7,560	5,821
Short-term lease cost	476	515	445
Less: Sublease income (1)	(234)	—	—
Total lease cost	$31,335	$33,275	$32,378
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of January 28, 2023 and January 29, 2022 was 5.4 years and 5.3 years, respectively.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Supplemental operating cash flow information was as follows (in thousands):

	Fifty-Two Weeks Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$30,014	$33,517	$27,180
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$20,379	$11,584	$1,268
(1) $2.5 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of January 30, 2021, and were paid in the first quarter of fiscal 2022.
Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of January 28, 2023 were as follows (in thousands):

Operating Leases
Fiscal 2024	$23,650
Fiscal 2025	22,290
Fiscal 2026	17,099
Fiscal 2027	12,908
Fiscal 2028	9,629
Thereafter	21,974
Total remaining obligations	107,550
Less: Interest	(13,172)
Present value of lease liabilities	$94,378

5.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Land and land improvements	$5,981	$5,981
Building and building improvements	46,276	46,233
Furniture, fixtures, leasehold improvements, computer equipment and software	86,180	88,097
Equipment and vehicles	28,528	27,893
Construction in progress	489	733
	167,454	168,937
Less: Accumulated depreciation and amortization	(108,780)	(108,996)
Property, plant, and equipment, net	$58,674	$59,941

Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges (in thousands):

Fiscal year ended January 28, 2023	$8,854
Fiscal year ended January 29, 2022	9,315
Fiscal year ended January 30, 2021	13,483

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
6.    Debt
As of January 28, 2023 and January 29, 2022, the Company had no borrowings outstanding and availability of $75.0 million under its Credit Agreement.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
7.    Income Taxes
The components of the income tax (benefit) expense were as follows (in thousands):

	January 28, 2023	January 29, 2022	January 30, 2021
Current:
Federal	$680	$5,923	$(4,644)
Foreign	562	279	268
State	803	555	1,423
	2,045	6,757	(2,953)
Deferred:
Federal	(15,517)	(1,300)	4,794
State	(2,168)	973	(668)
	(17,685)	(327)	4,126
Total income tax (benefit) expense	$(15,640)	$6,430	$1,173
A breakdown of the Company’s (loss) income before income taxes is as follows (in thousands):

	January 28, 2023	January 29, 2022	January 30, 2021
Domestic	$(98,539)	$24,881	$10,151
Foreign	3,515	1,767	1,711
Total (loss) income before income taxes	$(95,024)	$26,648	$11,862

A reconciliation of the income tax (benefit) expense to the amount computed at the federal statutory rate is as follows (in thousands):

	January 28, 2023		January 29, 2022		January 30, 2021
Federal taxes at statutory rate	$(19,955)	21.0%	$5,596	21.0%	$2,491	21.0%
State and local income taxes, net of federal benefit	(1,063)	1.1	1,175	4.4	598	5.0
Impact related to redeemable noncontrolling interest	4,126	(4.3)	(508)	(1.9)	(419)	(3.5)
Shortfall from stock-based compensation	271	(0.3)	(472)	(1.8)	597	5.0
Impact of foreign rate differential	(167)	0.2	(82)	(0.3)	211	1.8
Change in uncertain tax positions	(15)	—	32	0.1	(2)	—
Benefits provided by the CARES Act	—	—	—	—	(2,793)	(23.5)
Non-deductible executive compensation	1,150	(1.2)	471	1.8	246	2.1
Other	13	—	218	0.8	244	2.0
Total income tax (benefit) expense	$(15,640)	16.5%	$6,430	24.1%	$1,173	9.9%

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets:
Operating lease liabilities	$25,262	$27,317
Compensation and benefits	2,602	2,807
Inventories	2,298	1,637
Investment in subsidiary	14,595	826
Other	1,519	2,041
Subtotal deferred tax assets	46,276	34,628
Less: valuation allowances	(48)	(48)
Total deferred tax assets	46,228	34,580
Deferred tax liabilities:
Operating lease assets	(19,858)	(21,043)
Property, plant, and equipment	(2,966)	(6,056)
Other	(1,862)	(3,624)
Total deferred tax liabilities	(24,686)	(30,723)
Net deferred tax assets	$21,542	$3,857
The Company considered both positive and negative evidence to determine whether it was more likely than not that some, or all, of the deferred tax assets would not be realized in its valuation allowance assessment. Based on this assessment, the Company recorded immaterial valuation allowances as of January 28, 2023 and January 29, 2022
Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	January 28, 2023	January 29, 2022	January 30, 2021
Beginning balance	$92	$55	$59
Net increases in unrecognized tax benefits as a result of current year activity	2	37	—
Lapse of statute of limitations	(21)	—	(4)
Ending balance	$73	$92	$55
As of January 28, 2023, $0.1 million of total unrecognized tax benefits, net of federal benefit, would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently not expected to decrease by a significant amount in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended January 29, 2022, February 1, 2020, and February 2, 2019. Unrecognized tax benefits are included within other long-term liabilities in the Company's Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2020 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2019 through the current fiscal year.

8.    Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $3.2 million, $4.9 million, and $5.7 million in the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.

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
During the fiscal year ended January 28, 2023, the Company granted a total of 1,652,898 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2020 Equity and Incentive Plan with an aggregate fair value of $9.3 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
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
The following table summarizes information about restricted-stock units as of and for the year ended January 28, 2023 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 29, 2022	855	$7.43	708	$7.95
Granted	992	5.60	661	5.62
Change due to performance condition achievement	—	—	(159)	6.56
Vested	(442)	7.73	(174)	13.10
Forfeited	(440)	6.70	(513)	6.92
Nonvested units outstanding at January 28, 2023	965	$5.74	523	$4.71

As of January 28, 2023, there was $4.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.9 years, subject to meeting performance conditions. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2023 was $4.4 million.

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
In August of 2019, Vesi Incorporated (“Vesi”) filed suit against the Company in the U.S. District Court for the Southern District of Ohio related to the Company’s licensing business and alleging breach of fiduciary duty, unfair competition, defamation, and tortious interference with prospective business relationships. The complaint seeks damages in an amount not less than $10.0 million for punitive damages, attorney fees, prejudgment interest, and any other additional relief. The Company has denied any liability and intends to vigorously defend itself in the case. In November 2019, the Company filed

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
a counterclaim against the principals of Vesi as personal guarantors for monies owed to the Company by Vesi. The Company filed a motion for summary judgement asking the Court to dismiss all claims with prejudice and grant judgement on its counterclaim. On January 4, 2023, the Court granted the Company’s motion for summary judgment dismissing Vesi’s claims and also granted judgment on the Company’s counterclaims against the principals of Vesi for an immaterial amount. Vesi has appealed this decision. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
10.    401(k) Profit Sharing Plan and Trust
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of January 28, 2023, January 29, 2022, and January 30, 2021, no discretionary profit sharing payments had been approved. The 401(k) contribution match was temporarily suspended beginning in March 2020 as a result of the COVID-19 pandemic and resumed in January 2021. The Company recognizes 401(k) Company contributions within cost of sales for employees related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other employees. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended January 28, 2023	$1,854
Fiscal year ended January 29, 2022	1,929
Fiscal year ended January 30, 2021	723

11.    Related-Party Transactions
Charitable Contributions. The Vera Bradley Foundation for Breast Cancer (the “Foundation”) was founded by one of the Company’s directors, who is also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.1 million as of January 28, 2023 and January 29, 2022. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended January 28, 2023	$191
Fiscal year ended January 29, 2022	160
Fiscal year ended January 30, 2021	53

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
12.    Earnings Per Share
Basic net (loss) income per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and restricted-stock units. The components of basic and diluted net (loss) income per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Numerator:
Net (loss) income	$(79,384)	$20,218	$10,689
Less: Net (loss) income attributable to redeemable noncontrolling interest	(19,649)	2,380	2,008
Net (loss) income attributable to Vera Bradley, Inc.	$(59,735)	$17,838	$8,681

Denominator:
Weighted-average number of common shares (basic)	31,503	33,785	33,390
Dilutive effect of stock-based awards	—	652	524
Weighted-average number of common shares (diluted)	31,503	34,437	33,914

Net (loss) income per share attributable to Vera Bradley, Inc.:
Basic	$(1.90)	$0.53	$0.26
Diluted	$(1.90)	$0.52	$0.26
As of January 28, 2023, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.
As of January 29, 2022 and January 30, 2021, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. The diluted share calculations include performance-based restricted stock units for completed performance periods.

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
During the fiscal year ended January 28, 2023, the Company purchased and held 2,820,949 shares at an average price of $6.40 per share, excluding commissions, for an aggregate amount of $18.1 million, under the 2021 Share Repurchase Programs.
During the fiscal year ended January 29, 2022, the Company purchased and held 865,534 shares at an average price of $8.94 per share, excluding commissions, for an aggregate amount of $7.7 million, under the 2018 and 2021 Share Repurchase Programs.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
During the fiscal year ended January 30, 2021, the Company purchased and held 381,835 shares at an average price of $7.60 per share, excluding commissions, for an aggregate amount of $2.9 million, under the 2018 Share Repurchase Program.
As of January 28, 2023, there was $27.7 million remaining available to repurchase shares of the Company’s common stock under the 2021 Share Repurchase Program.
As of January 28, 2023, the Company held as treasury shares 12,079,690 shares of its common stock at an average price of $11.00 per share, excluding commissions, for an aggregate carrying amount of $132.9 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.
14.    Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. On January 30, 2023, subsequent to the end of fiscal 2023, the Company purchased the remaining 25% interest in Pura Vida. Refer to Note 2 herein for additional information.
Changes in redeemable noncontrolling interest for the fifty-two weeks ended January 28, 2023, January 29, 2022, and January 30, 2021 were as follows (in thousands):

Balance at February 1, 2020	$30,049
Net income attributable to redeemable noncontrolling interest	2,008
Distributions to redeemable noncontrolling interest	(1,817)
Adjustment to redemption value	(431)
Balance at January 30, 2021	$29,809
Net income attributable to redeemable noncontrolling interest	2,380
Distributions to redeemable noncontrolling interest	(1,215)
Balance at January 29, 2022	$30,974
Net loss attributable to redeemable noncontrolling interest	(19,649)
Distributions to redeemable noncontrolling interest	(613)
Balance at January 28, 2023	$10,712

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
15.    Intangible Assets and Goodwill
The following tables detail the carrying value of the Company’s intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida.

	January 28, 2023
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(19,956)	$4,252
Non-competition Agreements	788	(788)	—
Total definite-lived intangible assets	24,996	(20,744)	4,252

Indefinite-lived intangible asset
Pura Vida Brand (2)	11,666	—	11,666

Total intangible assets, excluding goodwill	$36,662	$(20,744)	$15,918

(1) Amortization expense is recorded within the Pura Vida segment.
(2) Impairment charges of $9.9 million and $15.1 million were recorded within the Pura Vida segment during the second and fourth quarters of fiscal 2023.

	January 29, 2022
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(17,041)	$7,167
Non-competition Agreements	788	(400)	388
Total definite-lived intangible assets	24,996	(17,441)	7,555

Indefinite-lived intangible asset
Pura Vida Brand	36,668	—	36,668

Total intangible assets, excluding goodwill	$61,664	$(17,441)	$44,223

(1) Amortization expense is recorded within the Pura Vida segment.

The amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2024	$2,916
Fiscal 2025	1,336
Total	$4,252
The total amount of the goodwill as of January 29, 2022, was $44.3 million which was recorded within the Pura Vida segment upon acquisition. There was no goodwill balance as of January 28, 2023 due to impairment charges recorded during the year. Goodwill is deductible for tax purposes, limited to the Company's 75% majority ownership interest. Refer

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
to Note 2 herein for addition information regarding goodwill. Changes to goodwill for the fiscal year ended January 28, 2023 are as follows (in thousands):

Balance at January 29, 2022	$44,254
Goodwill impairment (1)	(44,254)
Balance at January 28, 2023	$—
(1) Goodwill impairment charges of $19.4 million and $24.9 million were recorded within the Pura Vida segment during the second and fourth quarters of fiscal 2023.
There were no changes in goodwill for the fiscal year ended January 29, 2022.
The Company performs its annual impairment test over goodwill and the indefinite-lived Pura Vida brand during the second quarter of each fiscal year. The Company has experienced significantly lower sales from its Pura Vida e-commerce channel due to a decline in social and digital media effectiveness, as well as lower sales from the wholesale channel. These lower sales volumes had a negative impact on the fair value determination of the aforementioned assets.
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
During the assessment for the fiscal 2023 annual test, it was determined that the fair values of the Pura Vida reporting unit and the Pura Vida brand were less than their carrying values. As a result, the Company recorded an impairment charge of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, during the second quarter of fiscal 2023 within the Pura Vida segment.
We identified triggering events during the subsequent quarters of fiscal 2023, due to lower operating profit compared to previous forecasts, as well as changes in the long-range plan such as a pause on the opening of new Pura Vida retail stores. We performed further testing on the Pura Vida reporting unit and Pura Vida brand as a result. These analyses caused additional impairment charges to be recorded in the fourth quarter of fiscal 2023 of $15.1 million and $24.9 million for the Pura Vida brand and goodwill, respectively, which reflects a full goodwill impairment. Collectively, impairment charges for the Pura Vida brand and goodwill during fiscal 2023 totaled $69.3 million.
While we consider our assumptions in the determination of the fair value of these assets to be reasonable, they are complex and highly subjective. Adverse changes in key assumptions in future periods may result in further declines in the fair value estimates of the Pura Vida brand below its carrying value resulting in additional impairment charges, which could be material. Our key assumptions (as described above in the valuation methodologies used in the determination of fair value) may be impacted by macroeconomic conditions, including inflationary pressures and the impact on consumer discretionary spending, supply chain challenges, as well as a sustained decline in stock price and potential changes in business strategy. Refer to Note 2 herein for additional information regarding the fair value measurement.
16.    Cost Savings Initiatives and Other Charges
Cost Savings Initiatives and Severance Charges
During fiscal 2023, the Company began implementation of its targeted cost reductions, which are expected to be fully realized in fiscal 2024. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The Company has incurred the following charges during the fifty-two weeks ended January 28, 2023 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges and cash retention payment acceleration charges (1)	$15	$—	$422	$8,745	$9,182
Consulting fees and other costs (2)	302	—	179	3,976	4,457
Total (3)	$317	$—	$601	$12,721	$13,639

(1) Includes CEO retirement severance and Vera Bradley brand executive officer severance
(2) Includes $3.9 million for fees related to cost savings initiatives and CEO search; $0.3 million for concept brand exit costs; and $0.3 million for certain professional fees
(3) $13.4 million of the charges are recorded within selling, general, and administrative expenses and $0.2 million are recorded within cost of sales

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

	Severance Charges and Cash Retention Payment Acceleration Charges (1)	Consulting Fees and Other Costs (2)
Fiscal 2023 charges	$9,182	$4,457
Cash payments	(6,083)	(4,095)
Non-cash charges and adjustments	(16)	(302)
Liability as of January 28, 2023	$3,083	$60

(1) Remaining liability is recorded within accrued employment costs
(2) Remaining liability is recorded within accounts payable

There were no similar charges during fiscal years 2022 and 2021.

Other Charges
Fiscal 2023. During the fifty-two weeks ended January 28, 2023, the Company recorded within cost of sales $18.1 million of inventory adjustments which consisted of: $8.9 million of excess Pura Vida inventory recognized in the fourth quarter as a result of a change in the Company’s liquidation strategy during the quarter; $6.4 million related to the exit of certain technology products and excess mask products recognized in the second and fourth quarters; $1.2 million of valuation adjustments to write discounted inventory down to its net realizable value recognized in the fourth quarter; and $1.6 million for purchase order cancellation fees related to spring 2023 product and certain raw materials.
During the fifty-two weeks ended January 28, 2023, the Company recorded within selling, general, and administrative expenses: $1.0 million for CEO sign-on bonus and relocation expenses; $0.4 million for former CEO salary retention payments and stock-based compensation associated with retirement; and $0.2 million of professional fees associated with strategic initiatives and other costs.
Collectively, $6.2 million was recorded within the Direct segment, $1.7 million was recorded within the Indirect segment,$10.2 million was recorded within the Pura Vida segment, and $1.6 million was recorded within corporate unallocated expenses.
There were no similar charges during fiscal years 2022 and 2021.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
The VB Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 1,700 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and licensing agreements related to the Vera Bradley brand. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2023, 2022, and 2021.
The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca, Pura Vida retail stores, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Net revenues and operating (loss) income information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Segment net revenues:
VB Direct	$328,231	$354,875	$289,274
VB Indirect	73,316	66,001	66,517
Pura Vida	98,414	119,577	112,481
Total	$499,961	$540,453	$468,272
Segment operating (loss) income:
VB Direct	$51,097	$73,506	$48,524
VB Indirect	22,965	20,323	24,502
Pura Vida	(78,591)	9,519	8,031
Total	$(4,529)	$103,348	$81,057
Reconciliation:
Segment operating (loss) income	$(4,529)	$103,348	$81,057
Less:
Unallocated corporate expenses	(90,342)	(76,437)	(67,992)
Operating (loss) income	$(94,871)	$26,911	$13,065
Sales outside of the United States were immaterial for all periods presented.
Revenues from external customers for Vera Bradley brand products are attributable to sales of bags, accessories, travel, apparel/footwear, and home items. Other revenues from Vera Bradley external customers primarily include revenues associated with our freight, stationery, licensing, merchandising, and gift card breakage.
Revenues from external customers for Pura Vida brand products are primarily attributable to sales of accessories and apparel. Other revenues from Pura Vida external customers include revenues associated with freight.
Refer to Note 3 herein for disaggregation of net revenues by reportable segment.
As of January 28, 2023 and January 29, 2022, substantially all of the Company’s long-lived assets were located in the United States.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer each has concluded that the Company’s disclosure controls and procedures are effective as of January 28, 2023.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of January 28, 2023.
The effectiveness of the Company’s internal control over financial reporting as of January 28, 2023, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
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

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2023 Annual Meeting of Shareholders under the headings “The Board of Directors,” “Family Relationships,” “Delinquent Section 16(a) Reports,” “Conflict of Interest and Business Ethics Policy,” “Code of Ethics for Senior Financial Officers,” and “Standing Committees and Meetings of the Board” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2023 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2023 Annual Meeting of Shareholders under the heading “Share Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 28, 2023:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders	1,487,605	—	1,571,086
Equity compensation plans not approved by security holders	—	—	—
Total	1,487,605	—	1,571,086
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

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2023 Annual Meeting of Shareholders under the headings “Policy on Related Party Transactions,” “Related Party Transactions for Fiscal 2023,” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

(3) List of Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Description

2.1+
Interest Purchase Agreement dated January 23, 2023, among Vera Bradley Holdings, LLC; Creative Genius Holdings, Inc.; Creative Genius, Inc.; Griffin Thall; and Paul Goodman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 24, 2023)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 8, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 6, 2019)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2020)

10.1†	Vera Bradley, Inc. 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.3†	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.4†	Vera Bradley, Inc. 2014 Executive Severance Plan (Amended May 30, 2018) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended February 2, 2019)

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

10.7†	Fiscal 2023 Executive Officer Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on June 9, 2022)

10.8†	Employment Agreement for Robert Wallstrom dated November 11, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 5, 2013)

10.9†	Second Amendment of Employment Agreement for Robert Wallstrom dated June 17, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 22, 2016)

10.10†	Form of Performance-Based Award Agreement under the 2010 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

10.11†
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

10.16†	Vera Bradley, Inc. 2020 Equity and Incentive Plan (Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed April 30, 2020)

10.17†	Form of Performance-Based Award Agreement under the 2020 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.18†
Form of Restricted Stock Unit/Performance Unit Terms and Conditions (under the 2020 Equity and Incentive Plan) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.19†	Employment Agreement between Vera Bradley, Inc. and Jacqueline Ardrey dated September 20, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2022)

10.20†	Retention Letter Agreement dated December 6, 2022 with John Enwright (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 7, 2022)

10.21†	Retention Letter Agreement dated December 6, 2022 with Mary Beth Trypus (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 7, 2022)

10.22†	Retention Letter Agreement dated December 6, 2022 with Beatrice Mac Cabe (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 7, 2022)

10.23†
Form of Restricted Stock Unit/Performance Unit Terms and Conditions Under the 2020 Equity and Incentive Plan (Revised) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on June 9, 2022)

10.24†	Third Amended and Restated Employment Agreement for Robert Wallstrom dated June 9, 2022 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on June 9, 2022)

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

*	Filed herewith

†	Denotes management contract or compensation plan, contract or arrangement.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2023.

Vera Bradley, Inc.

/s/ John Enwright
John Enwright
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Enwright and Jacqueline Ardrey, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2023.

Signature	Title

/s/ Jacqueline Ardrey	Director and Chief Executive Officer (principal executive officer)
Jacqueline Ardrey

/s/ John Enwright	Chief Financial Officer (principal accounting officer)
John Enwright

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Kristina Cashman	Director
Kristina Cashman

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Mary Lou Kelley	Director
Mary Lou Kelley

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Edward M. Schmults	Director
Edward M. Schmults

/s/ Carrie Tharp	Director
Carrie Tharp

/s/ Nancy R. Twine	Director
Nancy R. Twine