Form 10-Q
period 2023-04-29
Vera Bradley, Inc.
filed 2023-06-07
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 30,915,493 shares of its common stock outstanding as of May 31, 2023.

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
•possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending, including political unrest, social unrest, acts of war and terrorism, and other related matters;
•possible inability to predict and respond in a timely manner to changes in consumer demand;
•possible inability to successfully open new stores and/or operate current stores as planned;
•possible loss of key management or design associates or inability to attract and retain the talent required for our business;
•possible data security or privacy breaches or disruptions in our computer systems or websites;
•possible disruptions in our supply chain;
•possible new or increased tariffs on our products and increases in inbound and outbound freight expense that could lead to increased product costs and lower profit margins; and
•public health pandemics and actions by governmental or other actors regarding containment.
We derive many of our forward-looking statements from our operating plans and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
For a discussion of the above described risks and uncertainties and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, as well as in Item 1A herein.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 29, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$25,338	$46,595
Accounts receivable, net	20,241	22,105
Inventories	142,742	142,275
Income taxes receivable	4,167	1,311
Prepaid expenses and other current assets	15,108	14,276
Total current assets	207,596	226,562
Operating right-of-use assets	75,148	77,954
Property, plant, and equipment, net	57,791	58,674
Intangible assets, net	15,189	15,918
Deferred income taxes	21,089	21,542
Other assets	3,117	3,851
Total assets	$379,930	$404,501
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,536	$20,350
Accrued employment costs	10,356	14,312
Short-term operating lease liabilities	20,280	19,714
Other accrued liabilities	13,425	12,723
Income taxes payable	390	558
Total current liabilities	60,987	67,657
Long-term operating lease liabilities	71,870	74,664
Other long-term liabilities	81	90
Total liabilities	132,938	142,411
Commitments and contingencies
Redeemable noncontrolling interest	—	10,712
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,176 and 42,846 shares issued and 30,968 and 30,766 shares outstanding, respectively	—	—
Additional paid-in-capital	110,753	109,718
Retained earnings	269,950	274,629
Accumulated other comprehensive loss	(115)	(105)
Treasury stock	(133,596)	(132,864)
Total shareholders’ equity of Vera Bradley, Inc.	246,992	251,378
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$379,930	$404,501

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net revenues	$94,362	$98,459
Cost of sales	42,613	45,945
Gross profit	51,749	52,514
Selling, general, and administrative expenses	58,506	60,914
Other income, net	371	167
Operating loss	(6,386)	(8,233)
Interest expense, net	32	40
Loss before income taxes	(6,418)	(8,273)
Income tax benefit	(1,739)	(1,563)
Net loss	(4,679)	(6,710)
Less: Net income attributable to redeemable noncontrolling interest	—	264
Net loss attributable to Vera Bradley, Inc.	$(4,679)	$(6,974)

Basic weighted-average shares outstanding	30,794	32,672
Diluted weighted-average shares outstanding	30,794	32,672

Basic net loss per share available to Vera Bradley, Inc. common shareholders	$(0.15)	$(0.21)
Diluted net loss per share available to Vera Bradley, Inc. common shareholders	$(0.15)	$(0.21)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net loss	$(4,679)	$(6,710)
Cumulative translation adjustment	(10)	(31)
Comprehensive loss, net of tax	(4,689)	(6,741)
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	264
Comprehensive loss attributable to Vera Bradley, Inc.	$(4,689)	$(7,005)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 28, 2023	30,766,024	12,079,690	$109,718	$274,629	$(105)	$(132,864)	$251,378
Net loss attributable to Vera Bradley, Inc.	—	—	—	(4,679)	—	—	(4,679)
Translation adjustments	—	—	—	—	(10)	—	(10)
Restricted shares vested, net of repurchase for taxes	330,500	—	(942)	—	—	—	(942)
Stock-based compensation	—	—	691	—	—	—	691
Treasury stock purchased	(128,100)	128,100	—	—	—	(732)	(732)
Purchase of noncontrolling interest equity adjustment	—	—	1,286	—	—	—	1,286
Balance at April 29, 2023	30,968,424	12,207,790	$110,753	$269,950	$(115)	$(133,596)	$246,992

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 29, 2022	33,170,430	9,258,741	$107,907	$334,364	$(29)	$(114,802)	$327,440
Net loss attributable to Vera Bradley, Inc.	—	—	—	(6,974)	—	—	(6,974)
Translation adjustments	—	—	—	—	(31)	—	(31)
Restricted shares vested, net of repurchase for taxes	404,469	—	(1,410)	—	—	—	(1,410)
Stock-based compensation	—	—	543	—	—	—	543
Treasury stock purchased	(1,423,096)	1,423,096	—	—	—	(10,454)	(10,454)
Balance at April 30, 2022	32,151,803	10,681,837	$107,040	$327,390	$(60)	$(125,256)	$309,114
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities
Net loss	$(4,679)	$(6,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	2,086	2,192
Amortization of operating right-of-use assets	5,341	5,260
Impairment charges	—	592
Amortization of intangible assets	729	769
Provision for doubtful accounts	38	(143)
Stock-based compensation	691	543
Deferred income taxes	1,027	(123)
Other non-cash gain, net	26	—
Changes in assets and liabilities:
Accounts receivable	1,826	709
Inventories	(467)	(16,906)
Prepaid expenses and other assets	(98)	(786)
Accounts payable	(3,794)	8,165
Income taxes	(3,024)	5,925
Operating lease liabilities, net	(4,763)	(6,565)
Accrued and other liabilities	(3,694)	(4,004)
Net cash used in operating activities	(8,755)	(11,082)
Cash flows from investing activities
Purchases of property, plant, and equipment	(818)	(1,745)
Cash paid for business acquisition	(10,000)	—
Net cash used in investing activities	(10,818)	(1,745)
Cash flows from financing activities
Tax withholdings for equity compensation	(942)	(1,410)
Repurchase of common stock	(732)	(10,035)
Distributions to redeemable noncontrolling interest	—	(146)
Net cash used in financing activities	(1,674)	(11,591)
Effect of exchange rate changes on cash and cash equivalents	(10)	(31)
Net decrease in cash and cash equivalents	(21,257)	(24,449)
Cash and cash equivalents, beginning of period	46,595	88,436
Cash and cash equivalents, end of period	$25,338	$63,987

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$256	$(7,359)
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Repurchase of common stock
Expenditures incurred but not yet paid as of April 29, 2023 and April 30, 2022	$—	$419
Expenditures incurred but not yet paid as of January 28, 2023 and January 29, 2022	$—	$—
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of April 29, 2023 and April 30, 2022	$774	$788
Expenditures incurred but not yet paid as of January 28, 2023 and January 29, 2022	$363	$250
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
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”). On January 30, 2023, the Company purchased the remaining 25% interest in Pura Vida. Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that we believe deeply resonates with its loyal consumer following. The Pura Vida brand has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories.
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com and verabradley.ca; the Vera Bradley online outlet site; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of April 29, 2023, the Company operated 48 full-line stores and 80 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2022 annual outlet sale. The sale will resume in June 2023.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 1,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca; through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through its five retail stores.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended April 29, 2023, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, the uncertainty of macroeconomic factors on future periods, including inflation and supply chain challenges, among other related matters.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation. In the prior year, Pura Vida was a majority owned subsidiary and was included in the consolidated financial statements of the Company. Refer to Notes 4 and 12 herein for additional information.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended April 29, 2023 and April 30, 2022 refer to the thirteen week periods ended on those dates.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued or which became effective during the thirteen weeks ended April 29, 2023, which had, or are expected to have, a significant impact on the Company's Consolidated Financial Statements.

2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended April 29, 2023 and April 30, 2022 (in thousands):

	Thirteen Weeks Ended
	April 29, 2023
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$22,901		$8,328		$61		$31,290
Travel	15,406		3,179		—		18,585
Accessories	10,494		1,958		19,011		31,463
Home	5,928		588		—		6,516
Apparel/Footwear	2,947		461		290		3,698
Other	1,229	(1)	859	(2)	722	(3)	2,810
Total net revenues	$58,905	(4)	$15,373	(5)	$20,084	(4)	$94,362

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $14.7 million of net revenues related to product sales recognized at a point in time and $0.7 million of net revenues related to sales-based royalties recognized over time.

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
(6) Includes mask sales.

Contract Balances
Contract liabilities as of April 29, 2023 and January 28, 2023, were $2.9 million and $3.2 million, respectively. The balance as of April 29, 2023 and January 28, 2023 consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, and Pura Vida customer deposits and payments collected before shipment. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of April 29, 2023 and January 28, 2023.
The balance for accounts receivable from contracts with customers, net of allowances, as of April 29, 2023 and January 28, 2023, was $18.8 million and $20.7 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.8 million as of April 29, 2023 and January 28, 2023. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of April 29, 2023.

3.Leases
Discount Rate
The weighted-average discount rate as of April 29, 2023, and April 30, 2022 was 4.7% and 4.9%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of April 29, 2023, the Company had one Vera Bradley retail store lease which was executed, but it did not have control of the underlying asset; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. This lease contains undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $2.4 million and has a term of approximately 10 years commencing in fiscal year 2024.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen weeks ended April 29, 2023 and April 30, 2022 (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Operating lease cost	$6,565	$6,250
Variable lease cost	1,356	1,418
Short-term lease cost	122	214
Less: Sublease income (1)	(105)	—
Total net lease cost	$7,938	$7,882
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of April 29, 2023 and April 30, 2022 was 5.4 years and 5.5 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$7,377	$4,989
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$2,548	$5,788
(1) $2.5 million of lease liabilities were recorded within accounts payable on the Company's Condensed Consolidated Balance Sheets as of April 30, 2022.

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
As a result of the redemption feature related to the Put/Call Agreement in the prior year, the Company recorded the prior year 25% noncontrolling interest as redeemable and classified it in temporary equity within its Condensed Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest was adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, was then made to adjust the noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments were recognized through retained earnings and were not reflected in net income or net income attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusted the net income attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis. Refer to Note 12 for additional information regarding the purchase of the remaining 25% interest on January 30, 2023.
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Numerator:
Net loss	$(4,679)	$(6,710)
Less: Net income attributable to redeemable noncontrolling interest	—	264
Net loss attributable to Vera Bradley, Inc.	$(4,679)	$(6,974)

Denominator:
Weighted-average number of common shares (basic)	30,794	32,672
Dilutive effect of stock-based awards	—	—
Weighted-average number of common shares (diluted)	30,794	32,672

Net loss per share available to Vera Bradley, Inc. common shareholders:
Basic	$(0.15)	$(0.21)
Diluted	$(0.15)	$(0.21)
For the thirteen weeks ended April 29, 2023 and April 30, 2022, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of April 29, 2023 and January 28, 2023, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of April 29, 2023 and January 28, 2023 (in thousands):

	Level 1		Level 2		Level 3
	April 29, 2023	January 28, 2023	April 29, 2023	January 28, 2023	April 29, 2023	January 28, 2023
Cash equivalents(1)	$363	$360	$—	$—	$—	$—

(1) Cash equivalents primarily represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. There were no long-lived asset impairment charges for the thirteen weeks ended April 29, 2023. The Company recorded a lease right-of-use asset impairment charge of $0.6 million during the thirteen weeks ended April 30, 2022.
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
On a nonrecurring basis, assets recognized or disclosed at fair value on the consolidated financial statements include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill (in the prior year) and intangible assets. These assets are measured at fair value if determined to be impaired. There were no goodwill or intangible asset impairment charges recorded during the thirteen weeks ended April 29, 2023 or April 30, 2022.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of April 29, 2023 and January 28, 2023, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended April 29, 2023, was 27.1%, compared to 18.9% for the thirteen weeks ended April 30, 2022. The year-over-year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation, noncontrolling interest in the prior-year period, and non-deductible executive compensation.
Refer to Note 12 herein for information regarding the deferred income tax adjustment associated with the purchase of the remaining 25% interest in Pura Vida on January 30, 2023.

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
At the Company's annual meeting on May 25, 2023, subsequent to the end of the first quarter, the Company's shareholders approved an amendment to the 2020 Equity and Incentive Plan to add an additional 3,000,000 shares of common stock to the plan.
Awards of Restricted Stock Units
During the thirteen weeks ended April 29, 2023, the Company granted 542,570 time-based and performance-based restricted stock units with an aggregate fair value of $3.2 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 841,369 time-based and performance-based restricted stock units with an aggregate fair value of $6.3 million in the same period of the prior year. On May 8, 2023, subsequent to the end of the first quarter, the Company granted 168,854 time-based and performance-based restricted stock units with an aggregate fair value of $0.9 million to Michael Schwindle, Chief Financial Officer of Vera Bradley, Inc.
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
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended April 29, 2023 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2023	965	$5.74	523	$4.71
Granted	321	5.99	222	5.99
Vested	(396)	6.93	(94)	4.08
Forfeited	(40)	6.82	(40)	6.82
Nonvested units outstanding at April 29, 2023	850	$5.23	611	$5.14
As of April 29, 2023, there was $5.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.4 years, subject to meeting performance conditions.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

10.Common Stock
In December 2021, the Company's board of directors approved a share repurchase plan (the “2021 Share Repurchase Program”) which authorized Company management to utilize up to $50.0 million of available cash for repurchases of shares of the Company's common stock. The 2021 Share Repurchase Program went into effect beginning December 13, 2021 and expires in December 2024.
The Company purchased 128,100 shares at an average price of $5.71 per share, excluding commissions, for an aggregate amount of $0.7 million during the thirteen weeks ended April 29, 2023 under the 2021 Share Repurchase Program. There was $27.0 million remaining available to repurchase shares of the Company's common stock under the 2021 Share Repurchase Program as of April 29, 2023.
As of April 29, 2023, the Company held as treasury shares 12,207,790 shares of its common stock at an average price of $10.94 per share, excluding commissions, for an aggregate carrying amount of $133.6 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $5.7 million and $6.4 million as of April 29, 2023 and January 28, 2023, respectively. Of this total, $2.9 million and $3.0 million was recorded within prepaid expenses and other current assets and $2.8 million and $3.4 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of April 29, 2023 and January 28, 2023, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
12.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company until January 30, 2023.
On July 16, 2019, the Company purchased 75% of Pura Vida's outstanding equity interest and entered into a Put/Call Agreement with the Sellers (the “Put/Call Agreement”) providing for certain rights with respect to the purchase by the Company and sale by the Sellers of the Remaining Pura Vida Interests. On January 23, 2023, the Company and certain of its subsidiaries entered into an Interest Purchase Agreement (the “Interest Purchase Agreement”) with Creative Genius Holdings, Inc. a California corporation, Creative Genius Investments, Inc., a California corporation, Griffin Thall, and Paul Goodman (collectively “Sellers”) to purchase the remaining 25% of the outstanding membership interests (the “Remaining Pura Vida Interests”) of Creative Genius, LLC, a California limited liability company (“Pura Vida”).
Pursuant to the Interest Purchase Agreement, and subject to the terms and conditions thereof, on the closing date (January 30, 2023), the Company acquired the Remaining Pura Vida Interests (the “Transaction”) in exchange for cash consideration consisting of $10.0 million paid at closing, subject to certain adjustments. The Transaction was not subject to financing conditions. The Company’s existing available cash and cash equivalents funded the purchase price. Following completion of the Transaction, the Company owns 100% of the ownership interests in Pura Vida.
The Interest Purchase Agreement provides that, as of the closing of the Transaction, all rights and obligations of the Company and the Sellers under any agreements among the parties, including the Put/Call Agreement, were terminated.
As a result of the Transaction, the Company recorded a decrease to redeemable noncontrolling interest of $10.7 million. The difference between the fair value of the consideration paid and the balance of the redeemable noncontrolling interest resulted in $0.7 million recognized in additional paid-in capital (“APIC”) during the thirteen weeks ended April 29, 2023. In addition, there was an APIC adjustment of $0.6 million related to deferred income taxes for the purchase of the redeemable noncontrolling interest. The total APIC adjustment for this matter during the thirteen weeks ended April 29, 2023, was $1.3 million.
Changes in redeemable noncontrolling interest for the thirteen weeks ended April 29, 2023, were as follows (in thousands):

Balance at January 28, 2023	$10,712
Adjustment for purchase of noncontrolling interest	(10,712)
Balance at April 29, 2023	$—
Changes in redeemable noncontrolling interest for the thirteen weeks ended April 30, 2022, were as follows (in thousands):

Balance at January 29, 2022	$30,974
Net income attributable to redeemable noncontrolling interest	264
Distributions to redeemable noncontrolling interest	(146)
Balance at April 30, 2022	$31,092

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
13.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida. On January 30, 2023, the Company purchased the remaining 25% interest in Pura Vida.

	April 29, 2023
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(20,685)	$3,523
Non-competition Agreements	788	(788)	—
Total definite-lived intangible assets	24,996	(21,473)	3,523

Indefinite-lived intangible asset
Pura Vida Brand (2)	11,666	—	11,666

Total intangible assets, excluding goodwill	$36,662	$(21,473)	$15,189

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
Amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statement of Operations. The future amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2024 (remaining nine months)	2,187
Fiscal 2025	1,336
Total	$3,523
There was no goodwill balance as of April 29, 2023 and January 28, 2023 due to impairment charges recorded during fiscal 2023.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
14.Cost Savings Initiatives and Other Charges
Cost Savings Initiatives and Severance Charges
During fiscal 2023, the Company began implementation of its targeted cost reductions, which are expected to be fully realized in fiscal 2025. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll.

The Company has incurred the following charges during the thirteen weeks ended April 29, 2023 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges (1)	$342	$—	$—	$1,647	$1,989
Consulting fees and other costs (2)	—	—	—	105	105
Total (3)	$342	$—	$—	$1,752	$2,094

(1) Includes former CFO severance
(2) Related to professional fees
(3) Recorded within selling, general, and administrative ("SG&A") expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

	Severance Charges and Cash Retention Payment Acceleration Charges (1)	Consulting Fees and Other Costs
Liability as of January 28, 2023	$3,083	$60
Fiscal 2024 charges	1,989	105
Cash payments	(2,913)	(165)
Liability as of April 29, 2023	$2,159	$—

(1) Remaining liability is recorded within accrued employment costs

During the thirteen weeks ended April 30, 2022, the Company incurred $0.2 million for consulting costs associated with cost savings initiatives recognized within SG&A and corporate unallocated expenses.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca; through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through the Pura Vida retail stores.
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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Segment net revenues:
VB Direct	$58,905	$61,636
VB Indirect	15,373	16,977
Pura Vida	20,084	19,846
Total	$94,362	$98,459
Segment operating income:
VB Direct	$7,340	$5,503
VB Indirect	4,706	5,479
Pura Vida	1,562	1,056
Total	$13,608	$12,038
Reconciliation:
Segment operating income	$13,608	$12,038
Less:
Unallocated corporate expenses	(19,994)	(20,271)
Operating loss	$(6,386)	$(8,233)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended April 29, 2023 and April 30, 2022. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended April 29, 2023, are not necessarily indicative of the results to be expected for the full fiscal year.
Strategic Progress, Macroeconomic Factors, and Other Factors Impacting our Financial Condition and Results of Operations
Strategic Progress. In the first quarter of fiscal 2024, we began work on Project Restoration, which is focused on four key pillars of the business for each brand to help drive long-term profitable growth. These pillars are: Consumer, Brand, Product, and Channel. To support Project Restoration, and to lay the groundwork for our success, we made additional corporate changes, including the elimination of approximately 25 corporate positions. We also announced additional cost reductions as part of our overall plan to right-size the expense structure of our Company.
These expense savings are expected to be fully realized in fiscal 2025. Savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. We will continue to review our expense structure for additional cost reduction opportunities.
To assist in driving profitable growth and supporting the execution of Project Restoration, Michael Schwindle joined the Company as Chief Financial Officer on May 8, 2023, subsequent to the end of the first quarter.
As a result of these cost savings initiatives, as well as a result of our CFO transition, we recorded severance charges of approximately $2.0 million within SG&A expenses during the thirteen weeks ended April 29, 2023. Refer to Note 14 to the Notes to the Condensed Consolidated Financial Statements herein for additional information.
Macroeconomic and Other Factors. We have been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the expiration of the Generalized System of Preferences (“GSP”) duty-free status at the end of calendar year 2020. In addition, the macroeconomic environment has been further challenged by inflationary pressures, including high gas prices, and other related factors that have impacted consumer discretionary spending. We continued to see weakness in the Vera Bradley factory store business in the first quarter. However, we have seen improving trends in our Pura Vida e-commerce and wholesale channels.
Within our supply chain, the COVID-19 pandemic caused disruptions that have resulted in delivery delays and increased inbound and outbound shipping costs. However, these supply chain disruptions began to stabilize towards the end of fiscal 2023. We began to see favorability in our operating results associated with the reduction in these costs in the first quarter of fiscal 2024 compared to the prior-year period.
We also implemented strategic price increases across both of our brands to mitigate some of these inflationary and supply chain pressures in late fiscal 2022 and early fiscal 2023. We will continue to monitor our pricing as it relates to the current macroeconomic trends.
While we continue to actively monitor this rapidly evolving macroeconomic environment and are working to mitigate the situation, these matters could have a material adverse effect on our liquidity, operating results, and financial condition.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; the Vera Bradley websites verabradley.com and verabradley.ca; and our Vera Bradley online outlet site. The Vera Bradley annual outlet sale was cancelled in the prior year but will resume in June 2023. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca; through the distribution of Pura Vida-branded products to wholesale retailers; and through Pura Vida retail stores.

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
Gross Profit
Gross profit is equal to our net revenues less our cost of sales. Cost of sales includes the direct cost of purchased merchandise, distribution center costs, operations overhead, duty, all inbound freight costs incurred, and inventory adjustments, if any. The components of our reported cost of sales may not be comparable to those of other retail and wholesale companies.
Gross profit can be impacted by changes in volume; fluctuations in sales price; inbound freight and other logistical costs; operational efficiencies, such as leveraging of fixed costs; promotional activities, including free shipping; commodity prices, such as for cotton; tariffs; and labor costs.
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
Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations, as well as severance charges and consulting fees associated with cost savings initiatives disclosed in Note 14 to the Notes to the Condensed Consolidated Financial Statements herein.
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
Net Income Attributable to Redeemable Noncontrolling Interest
Net income attributable to redeemable noncontrolling interest represents the operating results of Pura Vida that are not attributable to Vera Bradley, Inc, which was applicable for our prior year, fiscal 2023.
Net Loss Attributable to Vera Bradley, Inc.
Net loss attributable to Vera Bradley, Inc. is equal to net loss less net income attributable to redeemable noncontrolling interest.
Impairment Charges
Goodwill and Other Intangible Assets
We perform our annual impairment test over the indefinite-lived Pura Vida brand (and goodwill in prior years) during the second quarter of each fiscal year.

Refer to Note 15 to the Notes to the Consolidated Financial Statements filed with the SEC on Form 10-K for the fiscal year ended January 28, 2023, for additional information regarding the goodwill and indefinite-lived intangible assets impairment tests and impairment charges recorded during fiscal 2023. There were no impairment charges recorded during the thirteen weeks ended April 29, 2023 or April 30, 2022.
Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the “asset group” for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. An impairment charge of $0.6 million was recognized during thirteen weeks ended April 30, 2022 for a lease right-of use asset and is recorded in SG&A expenses and within corporate unallocated expenses. There were no impairment charges recorded during the thirteen weeks ended April 29, 2023. We are unable to predict the extent of the impact that the inflationary environment and supply chain challenges could have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Statement of Operations Data:
Net revenues	$94,362	$98,459
Cost of sales	42,613	45,945
Gross profit	51,749	52,514
Selling, general, and administrative expenses	58,506	60,914
Other income, net	371	167
Operating loss	(6,386)	(8,233)
Interest expense, net	32	40
Loss before income taxes	(6,418)	(8,273)
Income tax benefit	(1,739)	(1,563)
Net loss	(4,679)	(6,710)
Less: Net income attributable to redeemable noncontrolling interest	—	264
Net loss attributable to Vera Bradley, Inc.	$(4,679)	$(6,974)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	45.2%	46.7%
Gross profit	54.8%	53.3%
Selling, general, and administrative expenses	62.0%	61.9%
Other income, net	0.4%	0.2%
Operating loss	(6.8)%	(8.4)%
Interest expense, net	—%	—%
Loss before income taxes	(6.8)%	(8.4)%
Income tax benefit	(1.8)%	(1.6)%
Net loss	(5.0)%	(6.8)%
Less: Net income attributable to redeemable noncontrolling interest	—%	0.3%
Net loss attributable to Vera Bradley, Inc.	(5.0)%	(7.1)%
The following tables present net revenues and operating income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net Revenues by Segment:
VB Direct	$58,905	$61,636
VB Indirect	15,373	16,977
Pura Vida	20,084	19,846
Total	$94,362	$98,459
Percentage of Net Revenues by Segment:
VB Direct	62.4%	62.6%
VB Indirect	16.3%	17.2%
Pura Vida	21.3%	20.2%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Operating Income (Loss) by Segment:
VB Direct	$7,340	$5,503
VB Indirect	4,706	5,479
Pura Vida	1,562	1,056
Less: Corporate unallocated	(19,994)	(20,271)
Total	$(6,386)	$(8,233)
Operating Income as a Percentage of Net Revenues by Segment:
VB Direct	12.5%	8.9%
VB Indirect	30.6%	32.3%
Pura Vida	7.8%	5.3%
Vera Bradley Store Data (1):
Total stores opened during period	2	2
Total stores closed during period	(4)	(3)
Total stores open at end of period	128	144
Total gross square footage at end of period	381,987	401,132
Average net revenues per gross square foot (2)	$99	$103
Comparable sales (including e-commerce) decrease (3)	(3.3)%	(11.1)%

(1)Includes Vera Bradley full-line and factory outlet stores. These figures do not include Pura Vida retail locations or Pura Vida e-commerce operations.
(2)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period.
(3)Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage.
Thirteen Weeks Ended April 29, 2023, Compared to Thirteen Weeks Ended April 30, 2022
Net Revenues
For the thirteen weeks ended April 29, 2023, net revenues decreased $4.1 million, or 4.2%, to $94.4 million, from $98.5 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended April 29, 2023, net revenues in the VB Direct segment decreased $2.7 million, or 4.4%, to $58.9 million, from $61.6 million in the comparable prior-year period. Vera Bradley comparable sales decreased $2.0 million, or 3.3%, which includes an 8.7% decrease in comparable store sales, partially offset by a 6.7% increase in e-commerce sales. In addition, non-comparable store revenue decreased $0.6 million. Closed retail store locations were partially offset by two factory stores opened in the current year. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the factory outlet channel.
VB Indirect. For the thirteen weeks ended April 29, 2023, net revenues in the VB Indirect segment decreased $1.6 million, or 9.4%, to $15.4 million, from $17.0 million in the comparable prior-year period. The decrease was primarily due to a one-time key account order that did not recur in the current-year period, along with channel mix changes.
Pura Vida. For the thirteen weeks ended April 29, 2023, net revenues in the Pura Vida segment increased $0.3 million, or 1.2%, to $20.1 million, from $19.8 million in the comparable prior-year period. The increase was primarily due to four non-comparable retail stores opened in the prior year, partially offset by a decline in e-commerce sales.

Gross Profit
For the thirteen weeks ended April 29, 2023, gross profit decreased $0.8 million, or 1.5%, to $51.7 million, from $52.5 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 54.8% for the thirteen weeks ended April 29, 2023, from 53.3% in the comparable prior-year period. Gross profit as a percentage of net revenues for the current-year period was positively impacted by the sell-through of previously reserved excess inventory, as well as a decrease in inbound and outbound freight and shipping costs which was partially offset by an increase in promotional activity.
Selling, General, and Administrative Expenses
For the thirteen weeks ended April 29, 2023, SG&A expenses decreased $2.4 million, or 4.0%, to $58.5 million, from $60.9 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 62.0% for the thirteen weeks ended April 29, 2023, from 61.9% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $47.8 million compared to $50.4 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $10.7 million compared to $10.5 million in the comparable prior-year period. The decrease in consolidated SG&A expenses for the thirteen weeks ended April 29, 2023 was primarily due to a decrease in employee-related expenses of $2.2 million due to a reduction in headcount, partially offset by an increase in incentive compensation due to Company performance estimates; a decrease in marketing and advertising expenses of $1.0 million; $0.6 million related to a lease right-of-use asset impairment charge in the prior year that did not recur in the current year; and $0.6 million in other expense reductions.
The aforementioned decreases in SG&A expenses were partially offset by $2.0 million in severance expenses associated with our CFO transition and cost savings initiatives.
SG&A expenses as a percentage of net revenues were flat compared to the prior-year period.
Other Income, Net
For the thirteen weeks ended April 29, 2023, net other income increased $0.2 million to other income of $0.4 million compared to $0.2 million in the comparable prior-year period. The increase in net other income was primarily due to a legal settlement in the current year that did not occur in the prior year, as well as sublease income.
Operating Loss
For the thirteen weeks ended April 29, 2023, operating loss decreased $1.8 million to $(6.4) million in the current-year period, from operating loss of $(8.2) million in the comparable prior-year period. As a percentage of net revenues, operating loss was (6.8)% and (8.4)% for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. Operating loss decreased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended April 29, 2023, operating income in the VB Direct segment increased $1.8 million, to $7.3 million from $5.5 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 12.5% and 8.9% for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in employee-related expenses due to closed stores and cost savings initiatives; a decline in marketing and advertising expense; and an increase in gross margin as a percentage of net revenues as described above. These increases were partially offset by SG&A expense deleverage associated with decreased sales.
VB Indirect. For the thirteen weeks ended April 29, 2023, operating income in the VB Indirect segment decreased $0.8 million, or 14.1%, to $4.7 million from $5.5 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 30.6% and 32.3% for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to SG&A expense deleverage associated with decreased sales, partially offset by an increase in gross margin as a percentage of net revenues as described above.
Pura Vida. For the thirteen weeks ended April 29, 2023, operating income in the Pura Vida segment increased $0.5 million to $1.6 million from $1.1 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating income in the Pura Vida segment was 7.8% and 5.3% for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. The increase in operating income as a percentage of Pura Vida net revenues was primarily due to an increase in gross margin as a percentage of net revenues as described above. In addition, there was a decrease in marketing and advertising expense which was partially offset by expenses associated with non-comparable retail stores opened in the prior year and SG&A expense deleverage associated with a decrease in sales, excluding non-comparable stores.
Corporate Unallocated. For the thirteen weeks ended April 29, 2023, unallocated expenses decreased $0.3 million, or 1.4%, to $20.0 million from $20.3 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to corporate expense reductions of $0.8 million, a reduction in employee-related expenses of $0.7 million primarily related to lower headcount, partially offset by an increase in incentive compensation expense as a result of Company performance estimates, and $0.6 million related to a lease right-of-use asset impairment charge in the prior year that did not recur in the current year. These reductions were partially offset by severance charges of $1.6 million and a $0.2 million increase in corporate advertising expense.
Income Tax Benefit
The effective tax rate for the thirteen weeks ended April 29, 2023, was 27.1%, compared to 18.9% for the thirteen weeks ended April 30, 2022. The year-over year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation, noncontrolling interest in the prior-year period, and non-deductible executive compensation.
Net Loss
For the thirteen weeks ended April 29, 2023, net loss decreased $2.0 million to $(4.7) million from net loss of $(6.7) million in the comparable prior-year period due to the factors described in the captions above.
Net Income Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended April 30, 2022, net income attributable to redeemable noncontrolling interest was $0.3 million. This represents the allocation of the Pura Vida net income to the noncontrolling interest. On January 30, 2023, we purchased the remaining 25% interest in Pura Vida resulting in 100% ownership. As a result, there was no noncontrolling interest for the current-year period.
Net Loss Attributable to Vera Bradley, Inc.
For the thirteen weeks ended April 29, 2023, net loss attributable to Vera Bradley, Inc. decreased $2.3 million to $(4.7) million from $(7.0) million in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of April 29, 2023. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net cash used in operating activities	$(8,755)	$(11,082)
Net cash used in investing activities	(10,818)	(1,745)
Net cash used in financing activities	(1,674)	(11,591)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.

Net cash used in operating activities for the thirteen weeks ended April 29, 2023 was $8.8 million compared to $11.1 million for the thirteen weeks ended April 30, 2022. The decrease in cash used in operating activities was primarily related to a decrease in the net loss of $2.0 million and the change in non-cash items of $0.8 million, as well as the change in assets and liabilities. The source of cash provided by lower inventory receipts, the timing of collection of tenant allowances associated with our store leases, and lower accounts receivable due to VB Indirect segment sales, as well as increased accounts receivable collections due in part to certain Vera Bradley key account payments and the timing of other payments, was offset by the timing of accounts payable and the change in income taxes. There was a net income tax refund of $7.4 million in the prior-year period compared to net cash payments of $0.3 million in the current-year period. Severance payments of $2.9 million made in the current year related to prior year accruals were partially offset by accruals of $2.0 million in the current year.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $10.8 million for the thirteen weeks ended April 29, 2023 compared to $1.7 million for the thirteen weeks ended April 30, 2022. The increase in cash used in investing activities was a result of the purchase of the remaining 25% interest in Pura Vida for $10.0 million, partially offset by a decline in property, plant, and equipment spending as a result of a lower amount of new store construction in the current year and Vera Bradley relocations in the prior year that did not recur.
Capital expenditures for fiscal 2024 are expected to be approximately $5.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $1.7 million for the thirteen weeks ended April 29, 2023 compared to $11.6 million for the thirteen weeks ended April 30, 2022. The decrease in cash used in financing activities was primarily due to $0.7 million of common stock repurchases in the current-year period compared to $10.0 million in the comparable prior-year period.
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

For further information regarding the Credit Agreement, please see Note 6 of the Notes to Condensed Consolidated Financial Statements herein.
Material Cash Requirements
With the exception of $2.0 million of severance accruals in the first quarter of the current year, as of April 29, 2023, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of April 29, 2023.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of April 29, 2023, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 29, 2023.
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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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
Details regarding the activity under the program during the thirteen weeks ended April 29, 2023 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
January 29, 2023 - February 25, 2023	39,300	$5.65	39,300	$27,507,912
February 26, 2023 - April 1, 2023	51,900	5.70	51,900	27,212,162
April 2, 2023 - April 29, 2023	36,900	5.80	36,900	26,998,299
	128,100	$5.71	128,100

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2024 Annual Incentive Compensation Plan (Executives)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: June 7, 2023	/s/ Michael Schwindle
Michael Schwindle
Chief Financial Officer