Form 10-Q
period 2023-07-29
Vera Bradley, Inc.
filed 2023-09-06
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 30,822,993 shares of its common stock outstanding as of August 30, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 29, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$48,522	$46,595
Accounts receivable, net	23,944	22,105
Inventories	139,301	142,275
Income taxes receivable	2,180	1,311
Prepaid expenses and other current assets	14,625	14,276
Total current assets	228,572	226,562
Operating right-of-use assets	69,932	77,954
Property, plant, and equipment, net	56,127	58,674
Intangible assets, net	14,460	15,918
Deferred income taxes	20,014	21,542
Other assets	2,395	3,851
Total assets	$391,500	$404,501
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,605	$20,350
Accrued employment costs	12,965	14,312
Short-term operating lease liabilities	19,587	19,714
Other accrued liabilities	13,496	12,723
Income taxes payable	528	558
Total current liabilities	68,181	67,657
Long-term operating lease liabilities	66,718	74,664
Other long-term liabilities	82	90
Total liabilities	134,981	142,411
Commitments and contingencies
Redeemable noncontrolling interest	—	10,712
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,176 and 42,846 shares issued and 30,848 and 30,766 shares outstanding, respectively	—	—
Additional paid-in-capital	111,663	109,718
Retained earnings	279,204	274,629
Accumulated other comprehensive loss	(69)	(105)
Treasury stock	(134,279)	(132,864)
Total shareholders’ equity of Vera Bradley, Inc.	256,519	251,378
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$391,500	$404,501

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net revenues	$128,172	$130,371	$222,534	$228,830
Cost of sales	56,156	69,854	98,769	115,799
Gross profit	72,016	60,517	123,765	113,031
Selling, general, and administrative expenses	59,405	74,042	117,911	134,956
Impairment of goodwill and intangible assets	—	29,338	—	29,338
Other income, net	260	42	631	209
Operating income (loss)	12,871	(42,821)	6,485	(51,054)
Interest expense, net	12	36	44	76
Income (loss) before income taxes	12,859	(42,857)	6,441	(51,130)
Income tax expense (benefit)	3,605	(5,956)	1,866	(7,519)
Net income (loss)	9,254	(36,901)	4,575	(43,611)
Less: Net loss attributable to redeemable noncontrolling interest	—	(7,134)	—	(6,870)
Net income (loss) attributable to Vera Bradley, Inc.	$9,254	$(29,767)	$4,575	$(36,741)

Basic weighted-average shares outstanding	30,901	31,429	30,847	32,051
Diluted weighted-average shares outstanding	31,139	31,429	31,208	32,051

Basic net income (loss) per share available to Vera Bradley, Inc. common shareholders	$0.30	$(0.95)	$0.15	$(1.15)
Diluted net income (loss) per share available to Vera Bradley, Inc. common shareholders	$0.30	$(0.95)	$0.15	$(1.15)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income (loss)	$9,254	$(36,901)	$4,575	$(43,611)
Cumulative translation adjustment	46	(75)	36	(106)
Comprehensive income (loss), net of tax	9,300	(36,976)	4,611	(43,717)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	—	(7,134)	—	(6,870)
Comprehensive income (loss) attributable to Vera Bradley, Inc.	$9,300	$(29,842)	$4,611	$(36,847)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 28, 2023	30,766,024	12,079,690	$109,718	$274,629	$(105)	$(132,864)	$251,378
Net loss attributable to Vera Bradley, Inc.	—	—	—	(4,679)	—	—	(4,679)
Translation adjustments	—	—	—	—	(10)	—	(10)
Restricted shares vested, net of repurchase for taxes	330,500	—	(942)	—	—	—	(942)
Stock-based compensation	—	—	691	—	—	—	691
Treasury stock purchased	(128,100)	128,100	—	—	—	(732)	(732)
Purchase of noncontrolling interest equity adjustment	—	—	1,286	—	—	—	1,286
Balance at April 29, 2023	30,968,424	12,207,790	$110,753	$269,950	$(115)	$(133,596)	$246,992
Net income attributable to Vera Bradley, Inc.	—	—	—	9,254	—	—	9,254
Translation adjustments	—	—	—	—	46	—	46
Restricted shares vested, net of repurchase for taxes	89	—	—	—	—	—	—
Stock-based compensation	—	—	910	—	—	—	910
Treasury stock purchased	(120,220)	120,220	—	—	—	(683)	(683)
Balance at July 29, 2023	30,848,293	12,328,010	$111,663	$279,204	$(69)	$(134,279)	$256,519

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

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities
Net income (loss)	$4,575	$(43,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	4,070	4,371
Amortization of operating right-of-use assets	10,501	10,621
Goodwill and intangible asset impairment	—	29,338
Other impairment charges	—	1,351
Amortization of intangible assets	1,458	1,537
Provision for doubtful accounts	17	(119)
Stock-based compensation	1,601	1,444
Deferred income taxes	2,102	(5,419)
Other non-cash loss, net	40	—
Changes in assets and liabilities:
Accounts receivable	(1,856)	(4,793)
Inventories	2,974	(34,676)
Prepaid expenses and other assets	1,107	348
Accounts payable	1,403	12,759
Income taxes	(899)	4,652
Operating lease liabilities, net	(10,552)	(12,910)
Accrued and other liabilities	(566)	7,989
Net cash provided by (used in) operating activities	15,975	(27,118)
Cash flows from investing activities
Purchases of property, plant, and equipment	(1,727)	(4,391)
Cash paid for business acquisition	(10,000)	—
Net cash used in investing activities	(11,727)	(4,391)
Cash flows from financing activities
Tax withholdings for equity compensation	(942)	(1,410)
Repurchase of common stock	(1,415)	(16,477)
Distributions to redeemable noncontrolling interest	—	(613)
Net cash used in financing activities	(2,357)	(18,500)
Effect of exchange rate changes on cash and cash equivalents	36	(106)
Net increase (decrease) in cash and cash equivalents	1,927	(50,115)
Cash and cash equivalents, beginning of period	46,595	88,436
Cash and cash equivalents, end of period	$48,522	$38,321

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$662	$(6,755)
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment
Expenditures incurred but not yet paid as of July 29, 2023 and July 30, 2022	$199	$1,353
Expenditures incurred but not yet paid as of January 28, 2023 and January 29, 2022	$363	$250
Refer to Note 3 herein for supplemental cash flow information regarding the Company’s leases.
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.Description of the Company and Basis of Presentation
The term “Company” refers to Vera Bradley, Inc. and its wholly owned subsidiaries, except where the context requires otherwise or where otherwise indicated.
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
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and factory outlet stores in the United States; verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of July 29, 2023, the Company operated 45 full-line stores and 80 factory outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2022 annual outlet sale. The sale resumed in June 2023.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 1,700 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, puravidabracelets.ca, and www.puravidabracelets.eu; through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through its five retail stores.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended July 29, 2023, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, seasonal fluctuations in the business and the uncertainty of macroeconomic factors on future periods, including inflation and other related matters.

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
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended July 29, 2023 and July 30, 2022 refer to the thirteen week periods ended on those dates.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued or which became effective during the thirteen and twenty-six weeks ended July 29, 2023, which had, or are expected to have, a significant impact on the Company's Consolidated Financial Statements.

2.Revenue from Contracts with Customers

Disaggregation of Revenue

The following presents the Company's net revenues disaggregated by product category for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 (in thousands):

	Thirteen Weeks Ended
	July 29, 2023
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$35,396		$9,628		$176		$45,200
Travel	19,960		3,479		—		23,439
Accessories	15,140		1,987		23,672		40,799
Home	9,138		953		—		10,091
Apparel/Footwear	4,043		323		470		4,836
Other	2,025	(1)	993	(2)	789	(3)	3,807
Total net revenues	$85,702	(4)	$17,363	(5)	$25,107	(4)	$128,172

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $16.7 million of net revenues related to product sales recognized at a point in time and $0.7 million of net revenues related to sales-based royalties recognized over time.

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
(6) Includes mask sales.

	Twenty-Six Weeks Ended
	July 29, 2023
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$58,297		$17,956		$237		$76,490
Travel	35,366		6,658		—		42,024
Accessories	25,634		3,945		42,683		72,262
Home	15,066		1,541		—		16,607
Apparel/Footwear	6,990		784		760		8,534
Other	3,254	(1)	1,852	(2)	1,511	(3)	6,617
Total net revenues	$144,607	(4)	$32,736	(5)	$45,191	(4)	$222,534

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $31.3 million of net revenues related to product sales recognized at a point in time and $1.4 million of net revenues related to sales-based royalties recognized over time.

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
(6) Includes mask sales.

Contract Balances
Contract liabilities as of July 29, 2023 and January 28, 2023, were $2.5 million and $3.2 million, respectively. The balance as of July 29, 2023 and January 28, 2023 consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, and Pura Vida customer deposits and payments collected before shipment. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of July 29, 2023 and January 28, 2023.
The balance for accounts receivable from contracts with customers, net of allowances, as of July 29, 2023 and January 28, 2023, was $23.4 million and $20.7 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.8 million as of July 29, 2023 and January 28, 2023. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of July 29, 2023.

3.Leases
Discount Rate
The weighted-average discount rate as of July 29, 2023, and July 30, 2022 was 4.7% and 4.6%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of July 29, 2023, the Company had one Vera Bradley retail store lease which was executed, but it did not have control of the underlying asset; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. This lease contains undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $2.4 million and has a term of approximately 10 years commencing in fiscal year 2024.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease cost	$6,502	$6,114	$13,067	$12,364
Variable lease cost	1,401	1,564	2,757	2,982
Short-term lease cost	233	102	355	316
Less: Sublease income (1)	(105)	(24)	(210)	(24)
Total net lease cost	$8,031	$7,756	$15,969	$15,638
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of July 29, 2023 and July 30, 2022 was 5.4 years.

Supplemental operating cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$14,803	$14,910
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$2,499	$17,225

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator:
Net income (loss)	$9,254	$(36,901)	$4,575	$(43,611)
Less: Net loss attributable to redeemable noncontrolling interest	—	(7,134)	—	(6,870)
Net income (loss) attributable to Vera Bradley, Inc.	$9,254	$(29,767)	$4,575	$(36,741)

Denominator:
Weighted-average number of common shares (basic)	30,901	31,429	30,847	32,051
Dilutive effect of stock-based awards	238	—	361	—
Weighted-average number of common shares (diluted)	31,139	31,429	31,208	32,051

Net income (loss) per share available to Vera Bradley, Inc. common shareholders:
Basic	$0.30	$(0.95)	$0.15	$(1.15)
Diluted	$0.30	$(0.95)	$0.15	$(1.15)
For the thirteen and twenty-six weeks ended July 29, 2023, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of July 29, 2023 and January 28, 2023, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of July 29, 2023 and January 28, 2023 (in thousands):

	Level 1		Level 2		Level 3
	July 29, 2023	January 28, 2023	July 29, 2023	January 28, 2023	July 29, 2023	January 28, 2023
Cash equivalents(1)	$366	$360	$—	$—	$—	$—

(1) Cash equivalents primarily represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. There were no long-lived asset impairment charges for the thirteen and twenty-six weeks ended July 29, 2023. The Company recorded $0.8 million and $1.4 million for store property, plant, and equipment impairment charges and a corporate lease right-of-use asset impairment charge for the thirteen and twenty-six weeks ended July 30, 2022, respectively.
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
On a nonrecurring basis, assets recognized or disclosed at fair value on the consolidated financial statements include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill (in the prior year) and intangible assets. These assets are measured at fair value if determined to be impaired. There were no goodwill or intangible asset impairment charges recorded during the thirteen and twenty-six weeks ended July 29, 2023. During the thirteen and twenty-six weeks

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
ended July 30, 2022, the Company recorded a $29.3 million impairment charge related to goodwill and the indefinite-lived Pura Vida brand asset in conjunction with its second quarter annual quantitative test. Refer to Note 13 herein for additional information.

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
The Credit Agreement also requires the Loan Parties to maintain a minimum fixed charge coverage ratio of 1.00 during periods when borrowing availability is less than the greater of (A) approximately $7.5 million, and (B) 10% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the Credit Agreement.
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
As of July 29, 2023 and January 28, 2023, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.
Subsequent Event
Subsequent to the end of the second quarter, on August 3, 2023, certain subsidiaries of the Company, JP Morgan Chase Bank, N.A., as the administrative agent, and lenders from time to time party thereto, entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement dated September 7, 2018.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Third Amendment amended the Credit Agreement to, among other things: extend the maturity date to May 2028; add Creative Genius, LLC as a borrower; increase an option for the borrowers to arrange with lenders to increase the aggregate principal amount by up to $50.0 million; update the commitment fee rate to 0.20% or 0.30% depending on the average quarterly utilization; update the interest rate per annum for the CB Floating Rate to the greater of the prime rate or 2.5% and remove references to the London Interbank Offered Rate (“LIBOR”) (in the case of a CBFR borrowings including swingline loans); remove references to eurodollar borrowings and replace with term benchmark borrowings where the interest rate per annum is the adjusted term Secured Overnight Financing Rate (“SOFR”), as defined in the Third Amendment to the Credit Agreement; and add RFR borrowings where the interest rate per annum is the adjusted daily simple SOFR, as defined in the Third Amendment to the Credit Agreement.
The Third Amendment also modified the periods that the fixed charge coverage ratio is not permitted to be less than 1.00. The borrowers are required to maintain the fixed charge coverage ratio for periods when borrowing availability is less than the greater of (A) approximately $9.4 million, and (B) 12.5% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended July 29, 2023, was 28.0%, compared to 13.9% for the thirteen weeks ended July 30, 2022. The year-over-year effective tax rate increase was primarily due to the relative impact of permanent items in the current-year period compared to the prior-year period, primarily as a result of noncontrolling interest in the prior-year period and non-deductible executive compensation.
The effective tax rate for the twenty-six weeks ended July 29, 2023, was 29.0%, compared to 14.7% for the twenty-six weeks ended July 30, 2022. The year-over-year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation, noncontrolling interest in the prior-year period, and non-deductible executive compensation.
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
The Company reserved 6,000,000 shares of common stock for issuance or transfer under the 2020 Equity and Incentive Plan, as amended, which allows for grants of restricted stock units, as well as other equity awards. The Company maintains the 2010 Equity and Incentive Plan for awards granted prior to the effectiveness of the 2020 Equity and Incentive Plan.
Awards of Restricted Stock Units

During the thirteen weeks ended July 29, 2023, the Company granted 195,617 time-based and performance-based restricted stock units with an aggregate fair value of $1.1 million to certain employees under the 2020 Equity and Incentive Plan. The company did not grant restricted stock units during the thirteen weeks ended July 30, 2022.
During the twenty-six weeks ended July 29, 2023, the Company granted 738,187 time-based and performance-based restricted stock units with an aggregate fair value of $4.3 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 841,369 time-based and performance-based restricted stock units with an aggregate fair value of $6.3 million in the same period of the prior year.

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
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended July 29, 2023 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2023	965	$5.74	523	$4.71
Granted	423	5.87	315	5.82
Vested	(396)	6.93	(94)	4.08
Forfeited	(142)	6.07	(87)	6.91
Nonvested units outstanding at July 29, 2023	850	$5.20	657	$5.04
As of July 29, 2023, there was $5.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years, subject to meeting performance conditions.

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
In August 2019, Vesi Incorporated (“Vesi”) filed suit against the Company in the U.S. District Court for the Southern District of Ohio related to the Company’s licensing business and alleging breach of fiduciary duty, unfair competition, defamation, and tortious interference with prospective business relationships. The complaint sought damages in an amount not less than $10.0 million for punitive damages, attorney fees, prejudgment interest, and any other additional relief. In November 2019, the Company filed a counterclaim against the principals of Vesi as personal guarantors for monies owed to the Company by Vesi. The Company filed a motion for summary judgement asking the Court to dismiss all claims with prejudice and grant judgement on its counterclaim. On January 4, 2023, the Court granted the Company’s motion for summary judgment dismissing Vesi’s claims and also granted judgment on the Company’s counterclaims against the principals of Vesi for an immaterial amount. Vesi has appealed this decision. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations. The Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

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
The Company purchased 248,320 shares at an average price of $5.70 per share, excluding commissions, for an aggregate amount of $1.4 million during the twenty-six weeks ended July 29, 2023 under the 2021 Share Repurchase Program. There was $26.3 million remaining available to repurchase shares of the Company's common stock under the 2021 Share Repurchase Program as of July 29, 2023.
As of July 29, 2023, the Company held as treasury shares 12,328,010 shares of its common stock at an average price of $10.89 per share, excluding commissions, for an aggregate carrying amount of $134.3 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $4.9 million and $6.4 million as of July 29, 2023 and January 28, 2023, respectively. Of this total, $2.8 million and $3.0 million was recorded within prepaid expenses and other current assets and $2.1 million and $3.4 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of July 29, 2023 and January 28, 2023, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.
12.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represented the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company until January 30, 2023.
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
As a result of the Transaction, the Company recorded a decrease to redeemable noncontrolling interest of $10.7 million. The difference between the fair value of the consideration paid and the balance of the redeemable noncontrolling interest resulted in $0.7 million recognized in additional paid-in capital (“APIC”) during the thirteen weeks ended April 29, 2023. In addition, there was an APIC adjustment of $0.6 million related to deferred income

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
taxes for the purchase of the redeemable noncontrolling interest. The total APIC adjustment for this matter during the thirteen weeks ended April 29, 2023, was $1.3 million. Changes in redeemable noncontrolling interest for the twenty-six weeks ended July 29, 2023, were as follows (in thousands):

Balance at January 28, 2023	$10,712
Adjustment for purchase of noncontrolling interest	(10,712)
Balance at April 29, 2023 and July 29, 2023	$—
Changes in redeemable noncontrolling interest for the thirteen and twenty-six weeks ended July 30, 2022, were as follows (in thousands):

Balance at January 29, 2022	$30,974
Net income attributable to redeemable noncontrolling interest	264
Distributions to redeemable noncontrolling interest	(146)
Balance at April 30, 2022	$31,092
Net loss attributable to redeemable noncontrolling interest	(7,134)
Distributions to redeemable noncontrolling interest	(467)
Balance at July 30, 2022	$23,491

13.Intangible Assets and Goodwill
The following tables detail the carrying value of the Company's intangible assets other than goodwill related to the acquisition of a majority interest in Pura Vida. On January 30, 2023, the Company purchased the remaining 25% interest in Pura Vida.

	July 29, 2023
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(21,414)	$2,794
Non-competition Agreements	788	(788)	—
Total definite-lived intangible assets	24,996	(22,202)	2,794

Indefinite-lived intangible asset
Pura Vida Brand (2)	11,666	—	11,666

Total intangible assets, excluding goodwill	$36,662	$(22,202)	$14,460

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
Amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statement of Operations. The future amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2024 (remaining six months)	1,458
Fiscal 2025	1,336
Total	$2,794
There was no goodwill balance as of July 29, 2023 and January 28, 2023 due to impairment charges recorded during fiscal 2023.
The Company performs its annual impairment test of the indefinite-lived Pura Vida brand during the second quarter of each fiscal year. The annual test included goodwill in prior years.
The fair value of the Pura Vida brand was estimated using a relief-from-royalty method. The estimates and assumptions used in the determination of the fair value of the Pura Vida brand included the projected revenue growth, long-term growth rate, the royalty rate, and discount rate.
For the prior year test, the fair value of the Pura Vida reporting unit was determined using a combination of an income-based approach (discounted cash flows) and a market-based approach (guideline transaction method). The discounted cash flow method involved subjective estimates and assumptions such as projected revenue growth, operating profit, and the discount rate. The guideline transaction method involved transaction multiples derived from the acquisition of controlling interests in stocks of companies that are engaged in the same or similar lines of business as the reporting unit.
During the assessment for the fiscal 2024 test, it was determined that the fair value of the Pura Vida brand exceeded its carrying value and no impairment charge was recorded. During the prior year test, the Company recorded an impairment charge of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, for the thirteen and twenty-six weeks ended July 30, 2022 within the Pura Vida segment.
While we consider our assumptions in the determination of the fair value of these assets to be reasonable, they are complex and highly subjective. Adverse changes in key assumptions in future periods may result in further declines in the fair value estimates of the Pura Vida brand below its carrying value resulting in additional impairment charges, which could be material. Our key assumptions (as described above in the valuation methodologies used in the determination of fair value) may be impacted by macroeconomic conditions, including inflationary pressures and the impact on consumer discretionary spending, as well as a sustained decline in stock price and potential changes in business strategy. Refer to Note 5 herein for additional information regarding the fair value measurement.

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
The Company incurred the following charges during the thirteen weeks ended July 29, 2023 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$—	$79	$—	$79
Consulting fees and other costs (1)	—	—	—	—	—
Total (2)	$—	$—	$79	$—	$79

(1) Related to professional fees
(2) Recorded within selling, general, and administrative ("SG&A") expenses

The Company incurred the following charges during the thirteen weeks ended July 30, 2022 (in thousands):

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
(3) $8.6 million of the charges are recorded within SG&A expenses and $0.2 million are recorded within cost of sales

The Company incurred the following charges during the twenty-six weeks ended July 29, 2023 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges (1)	$342	$—	$79	$1,647	$2,068
Consulting fees and other costs (2)	—	—	—	105	105
Total (3)	$342	$—	$79	$1,752	$2,173

(1) Includes former CFO severance
(2) Related to professional fees
(3) Recorded within SG&A expenses

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company incurred the following charges during the twenty-six weeks ended July 30, 2022 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges (1)	$15	$—	$16	$5,683	$5,714
Consulting fees and other costs (2)	302	—	—	2,905	3,207
Total (3)	$317	$—	$16	$8,588	$8,921

(1) Includes CEO retirement severance
(2) Includes $2.9 million for fees related to cost savings initiatives and CEO search and $0.3 million for concept brand exit costs
(3) $8.7 million of the charges are recorded within SG&A expenses and $0.2 million are recorded within cost of sales

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

	Severance Charges and Cash Retention Payment Acceleration Charges (1)	Consulting Fees and Other Costs
Liability as of January 28, 2023	$3,083	$60
Fiscal 2024 charges	2,068	105
Cash payments	(4,946)	(165)
Non-cash charges and adjustments	—	—
Liability as of July 29, 2023	$205	$—

(1) Remaining liability is recorded within accrued employment costs

Other Charges
During the thirteen and twenty-six weeks ended July 30, 2022, the Company recorded $5.9 million of non-cash inventory adjustments related to the exit of certain technology products and excess mask products and $1.1 million for purchase order cancellation fees related to spring 2023 product within cost of sales in its Condensed Consolidated Statement of Operations. Collectively, $5.1 million was recorded within the Direct segment, $1.0 million was recorded within the Indirect segment, and $0.9 million was recorded within the Pura Vida segment. There were no similar charges during the thirteen and twenty-six weeks ended July 29, 2023.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Pura Vida segment represents revenues generated through the Pura Vida websites, www.puravidabracelets.com, puravidabracelets.ca, and www.puravidabracelets.eu; through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through the Pura Vida retail stores.
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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income information for the Company’s reportable segments during the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Segment net revenues:
VB Direct	$85,702	$87,013	$144,607	$148,649
VB Indirect	17,363	17,325	32,736	34,302
Pura Vida	25,107	26,033	45,191	45,879
Total	$128,172	$130,371	$222,534	$228,830
Segment operating income (loss):
VB Direct	$20,621	$10,044	$27,961	$15,547
VB Indirect	6,204	3,918	10,910	9,397
Pura Vida	4,000	(28,534)	5,562	(27,478)
Total	$30,825	$(14,572)	$44,433	$(2,534)
Reconciliation:
Segment operating income (loss)	$30,825	$(14,572)	$44,433	$(2,534)
Less:
Unallocated corporate expenses	(17,954)	(28,249)	(37,948)	(48,520)
Operating income (loss)	$12,871	$(42,821)	$6,485	$(51,054)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended July 29, 2023, are not necessarily indicative of the results to be expected for the full fiscal year.
Strategic Progress, Macroeconomic Factors, and Other Factors Impacting our Financial Condition and Results of Operations
Strategic Progress. In the second quarter of fiscal 2024, we continued work on Project Restoration, which is focused on four key pillars of the business for each brand to help drive long-term profitable growth. These pillars are: Consumer, Brand, Product, and Channel.
During the second quarter, for the Vera Bradley brand, we continued with product collaborations and launched our first Hello Kitty collection in June.
During the second quarter, for the Pura Vida brand, our “Live Free” campaign launched in June and accentuated travel, adventure, friendship, and freedom and which we believe created engagement and excitement with our customer base. We are also utilizing our new customer data platform to more strategically target customers and potential customers, with a focus on customer retention.
In addition, we continued to identify cost reductions as part of our overall plan to right-size the expense structure of our Company and lay the groundwork for success to help drive long-term profitable growth.
These expense savings are expected to be fully realized in fiscal 2025. Savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. We will continue to review our expense structure for additional cost reduction opportunities.
Macroeconomic and Other Factors. We have been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the expiration of the Generalized System of Preferences (“GSP”) duty-free status at the end of calendar year 2020. In addition, the macroeconomic environment has been further challenged by inflationary pressures, including high gas prices, and other related factors that have impacted consumer discretionary spending. We continued to see weakness in the Vera Bradley factory outlet store business in the second quarter, which was offset by the return of the Vera Bradley annual outlet sale in June.
Within our supply chain, the COVID-19 pandemic caused disruptions that have resulted in delivery delays and increased inbound and outbound shipping costs. However, these supply chain disruptions began to stabilize towards the end of fiscal 2023 and we continued to see favorability in our operating results associated with the reduction in these costs in the second quarter of fiscal 2024 compared to the prior-year period.
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
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and factory outlet stores; the Vera Bradley website, verabradley.com; the Vera Bradley online outlet site; and the Vera Bradley annual outlet sale. The Vera Bradley annual outlet sale was cancelled in the prior year but resumed in June 2023. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites,

www.puravidabracelets.com, puravidabracelets.ca, and www.puravidabracelets.eu; through the distribution of Pura Vida-branded products to wholesale retailers; and through Pura Vida retail stores.
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
•Changes in our product mix;
•Pricing, as well as timing and level of promotions;
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
Net Income (Loss) Attributable to Vera Bradley, Inc.
Net income (loss) attributable to Vera Bradley, Inc. is equal to net income (loss) less net loss attributable to redeemable noncontrolling interest.
Impairment Charges
Goodwill and Other Intangible Assets
We perform our annual impairment test of the indefinite-lived Pura Vida brand (and goodwill in prior years) during the second quarter of each fiscal year.

There were no impairment charges recorded during the thirteen and twenty-six weeks ended July 29, 2023. During the thirteen and twenty-six weeks ended July 30, 2022, impairment charges of $9.9 million and $19.4 million for the Pura Vida brand and goodwill, respectively, were recorded within the Pura Vida segment. Refer to Note 13 herein, as well as Note 15 to the Notes to the Consolidated Financial Statements filed with the SEC on Form 10-K for the fiscal year ended January 28, 2023, for additional information regarding the goodwill and indefinite-lived intangible assets impairment tests and impairment charges recorded during fiscal 2023.
Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the “asset group” for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. There were no impairment charges recorded during the thirteen and twenty-six weeks ended July 29, 2023. Impairment charges of $0.8 million and $1.4 million were recognized during the thirteen and twenty-six weeks ended July 30, 2022, for store-related property, plant, and equipment and a lease right-of-use asset which are included in SG&A expenses in the Condensed Consolidated Statements of Operations and in other impairment charges in the Condensed Consolidated Statements of Cash Flows. $0.8 million of the impairment charge is included in the Direct segment for the thirteen and twenty-six weeks ended July 30, 2022, and $0.6 million of the impairment charge is included in corporate unallocated expenses for the twenty-six weeks ended July 30, 2022. We are unable to predict the extent of the impact that the inflationary environment could have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Statement of Operations Data:
Net revenues	$128,172	$130,371	$222,534	$228,830
Cost of sales	56,156	69,854	98,769	115,799
Gross profit	72,016	60,517	123,765	113,031
Selling, general, and administrative expenses	59,405	74,042	117,911	134,956
Impairment of goodwill and intangible assets	—	29,338	—	29,338
Other income, net	260	42	631	209
Operating income (loss)	12,871	(42,821)	6,485	(51,054)
Interest expense, net	12	36	44	76
Income (loss) before income taxes	12,859	(42,857)	6,441	(51,130)
Income tax expense (benefit)	3,605	(5,956)	1,866	(7,519)
Net income (loss)	9,254	(36,901)	4,575	(43,611)
Less: Net loss attributable to redeemable noncontrolling interest	—	(7,134)	—	(6,870)
Net income (loss) attributable to Vera Bradley, Inc.	$9,254	$(29,767)	$4,575	$(36,741)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.8%	53.6%	44.4%	50.6%
Gross profit	56.2%	46.4%	55.6%	49.4%
Selling, general, and administrative expenses	46.3%	56.8%	53.0%	59.0%
Impairment of goodwill and intangible assets	—%	22.5%	—%	12.8%
Other income, net	0.2%	—%	0.3%	0.1%
Operating income (loss)	10.0%	(32.8)%	2.9%	(22.3)%
Interest expense, net	—%	—%	—%	—%
Income (loss) before income taxes	10.0%	(32.9)%	2.9%	(22.3)%
Income tax expense (benefit)	2.8%	(4.6)%	0.8%	(3.3)%
Net income (loss)	7.2%	(28.3)%	2.1%	(19.1)%
Less: Net loss attributable to redeemable noncontrolling interest	—%	(5.5)%	—%	(3.0)%
Net income (loss) attributable to Vera Bradley, Inc.	7.2%	(22.8)%	2.1%	(16.1)%
The following tables present net revenues and operating income (loss) by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net Revenues by Segment:
VB Direct	$85,702	$87,013	$144,607	$148,649
VB Indirect	17,363	17,325	32,736	34,302
Pura Vida	25,107	26,033	45,191	45,879
Total	$128,172	$130,371	$222,534	$228,830
Percentage of Net Revenues by Segment:
VB Direct	66.9%	66.7%	65.0%	65.0%
VB Indirect	13.5%	13.3%	14.7%	15.0%
Pura Vida	19.6%	20.0%	20.3%	20.0%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating Income (Loss) by Segment:
VB Direct	$20,621	$10,044	$27,961	$15,547
VB Indirect	6,204	3,918	10,910	9,397
Pura Vida	4,000	(28,534)	5,562	(27,478)
Less: Corporate unallocated	(17,954)	(28,249)	(37,948)	(48,520)
Total	$12,871	$(42,821)	$6,485	$(51,054)
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	24.1%	11.5%	19.3%	10.5%
VB Indirect	35.7%	22.6%	33.3%	27.4%
Pura Vida	15.9%	(109.6)%	12.3%	(59.9)%
Vera Bradley Store Data (1):
Total stores opened during period	—	2	2	4
Total stores closed during period	(3)	(3)	(7)	(6)
Total stores open at end of period	125	143	125	143
Total gross square footage at end of period	375,576	405,829	375,576	405,829
Average net revenues per gross square foot (2)	$147	$149	$245	$252
Comparable sales (including e-commerce) decrease (3)	(5.3)%	(13.8)%	(4.5)%	(12.7)%

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
(3)Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Comparable sales decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage.

Thirteen Weeks Ended July 29, 2023, Compared to Thirteen Weeks Ended July 30, 2022
Net Revenues
For the thirteen weeks ended July 29, 2023, net revenues decreased $2.2 million, or 1.7%, to $128.2 million, from $130.4 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended July 29, 2023, net revenues in the VB Direct segment decreased $1.3 million, or 1.5%, to $85.7 million, from $87.0 million in the comparable prior-year period. Vera Bradley comparable sales decreased 5.3%, which includes a 5.8% decrease in comparable store sales and a 4.1% decrease in e-commerce sales. In addition, non-comparable store revenue decreased $1.1 million. Closed retail store locations were partially offset by two factory outlet stores opened in the current year. The decrease in comparable sales and comparable store sales was impacted by reduced conversion and units sold primarily in the factory outlet channel and the elimination of one online outlet sale during the quarter. These decreases were partially offset by sales from the Vera Bradley annual outlet sale held during the current-year period but not in the comparable prior-year period.
VB Indirect. For the thirteen weeks ended July 29, 2023, net revenues in the VB Indirect segment increased $0.1 million, or 0.2%, to $17.4 million, from $17.3 million in the comparable prior-year period. An increase in key account orders was offset by a decrease in specialty account orders.
Pura Vida. For the thirteen weeks ended July 29, 2023, net revenues in the Pura Vida segment decreased $0.9 million, or 3.6%, to $25.1 million, from $26.0 million in the comparable prior-year period. The decrease was primarily due to a decline in wholesale and e-commerce sales, partially offset by an increase in retail store sales associated with four non-comparable retail stores opened in the prior year.
Gross Profit
For the thirteen weeks ended July 29, 2023, gross profit increased $11.5 million, or 19.0%, to $72.0 million, from $60.5 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 56.2% for the thirteen weeks ended July 29, 2023, from 46.4% in the comparable prior-year period. Prior year gross margin as a percentage of net revenues was negatively impacted by approximately 470 basis points for inventory adjustments related to the exit of certain technology products and excess mask inventory, approximately 90 basis points for purchase order cancellation fees related to certain spring 2023 products, and overhead deleverage. In addition, the rate for the current-year period was positively impacted by a decrease in inbound and outbound freight and shipping costs and the sell-through of previously reserved excess inventory, partially offset by increased promotional activity.
Selling, General, and Administrative Expenses
For the thirteen weeks ended July 29, 2023, SG&A expenses decreased $14.6 million, or 19.8%, to $59.4 million, from $74.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 46.3% for the thirteen weeks ended July 29, 2023, from 56.8% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $47.7 million compared to $60.6 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $11.7 million compared to $13.4 million in the comparable prior-year period. The decrease in consolidated SG&A expenses for the thirteen weeks ended July 29, 2023 was primarily due to a $5.6 million decrease in severance charges which included retirement severance in the prior year for our former CEO; a $2.8 million decrease in expenses associated with cost savings initiatives and CEO search fees that did not recur in the current year; a decrease in employee-related expenses of $2.3 million due to a reduction in headcount, partially offset by an increase in incentive compensation due to Company performance estimates; $0.8 million related to store impairment charges in the prior year that did not recur in the current year; and $3.1 million in other net expense reductions which included spending reductions related to information technology contracts, visual merchandising, certain professional fees, and other expenses. SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned items, partially offset by SG&A expense deleverage associated with a decrease in sales.
Impairment of Goodwill and Intangible Assets
There were no impairment charges of goodwill and intangible assets for the thirteen weeks ended July 29, 2023. For the thirteen weeks ended July 30, 2022, impairment of goodwill and intangible assets totaled $29.3 million. These charges related to Pura Vida goodwill and the indefinite-lived Pura Vida brand asset and are reflected within the Pura Vida segment. For additional information, refer to Goodwill and Other Intangible Assets herein.

Other Income, Net
For the thirteen weeks ended July 29, 2023, net other income increased $0.2 million to $0.3 million compared to $42.0 thousand in the comparable prior-year period. The increase in net other income was primarily due to ticket sales from the Vera Bradley annual outlet sale and sublease income.
Operating Income (Loss)
For the thirteen weeks ended July 29, 2023, operating income increased $55.7 million, or 130.1%, to $12.9 million in the current-year period, from an operating loss of $(42.8) million in the comparable prior-year period. As a percentage of net revenues, operating income (loss) was 10.0% and (32.8)% for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. Operating income increased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended July 29, 2023, operating income in the VB Direct segment increased $10.5 million, or 105.3%, to $20.6 million from $10.1 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 24.1% and 11.5% for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues as described above; a decrease in employee-related expenses due to closed stores and cost savings initiatives; store impairment charges in the prior year that did not recur in the current year; and a reduction in spending associated with visual merchandising, professional fees, and other variable expenses. These increases were partially offset by SG&A expense deleverage associated with decreased sales.
VB Indirect. For the thirteen weeks ended July 29, 2023, operating income in the VB Indirect segment increased $2.3 million, or 58.3%, to $6.2 million from $3.9 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 35.7% and 22.6% for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was due to an increase in gross margin as a percentage of net revenues as described above.
Pura Vida. For the thirteen weeks ended July 29, 2023, operating income in the Pura Vida segment increased $32.5 million, or 114.0%, to $4.0 million from an operating loss of $(28.5) million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating income (loss) in the Pura Vida segment was 15.9% and (109.6)% for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. The increase in operating income as a percentage of Pura Vida net revenues was primarily due to goodwill and indefinite-lived Pura Vida brand impairment charges in the prior-year period of $19.4 million and $9.9 million, respectively; a decrease in marketing and advertising expense; a decrease in employee-related expense due to headcount reductions and cost savings initiatives; and an increase in gross margin as a percentage of net revenues as described above, including inventory adjustments for excess mask products which impacted the operating loss as a percentage of net revenues by approximately 370 basis points in the prior year. These benefits to operating income as a percentage of net revenues were partially offset by expenses associated with non-comparable retail stores opened in the prior year and SG&A expense deleverage associated with a decrease in sales, excluding non-comparable stores.
Corporate Unallocated. For the thirteen weeks ended July 29, 2023, unallocated expenses decreased $10.2 million, or 36.4%, to $18.0 million from $28.2 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to prior year severance charges of $5.7 million which included severance associated with the retirement of our former CEO that did not recur in the current year; prior year consulting fees of $2.8 million associated with cost savings initiatives and the CEO search that did not recur in the current year; a reduction in employee-related expenses of $1.2 million primarily related to lower headcount, partially offset by an increase in incentive compensation expense as a result of Company performance estimates; and $0.5 million in other net corporate expense reductions including a reduction in corporate advertising spending, information technology contracts, and other corporate expenses.
Income Tax Expense (Benefit)
The effective tax rate for the thirteen weeks ended July 29, 2023, was 28.0%, compared to 13.9% for the thirteen weeks ended July 30, 2022. The year-over year effective tax rate increase was primarily due to the relative impact of permanent items in the current-year period compared to the prior-year period, primarily as a result of noncontrolling interest in the prior-year period and non-deductible executive compensation.
Net Income (Loss)
For the thirteen weeks ended July 29, 2023, net income increased $46.2 million to $9.3 million from a net loss of $(36.9) million in the comparable prior-year period due to the factors described in the captions above.

Net Loss Attributable to Redeemable Noncontrolling Interest
For the thirteen weeks ended July 30, 2022, net loss attributable to redeemable noncontrolling interest was $(7.1) million. This represents the allocation of the Pura Vida net loss to the noncontrolling interest. On January 30, 2023, we purchased the remaining 25% interest in Pura Vida resulting in 100% ownership. As a result, there was no noncontrolling interest for the current-year period.
Net Income (Loss) Attributable to Vera Bradley, Inc.
For the thirteen weeks ended July 29, 2023, net income attributable to Vera Bradley, Inc. increased $39.1 million to $9.3 million from a net loss of $(29.8) million in the comparable prior-year period due to the factors described in the captions above.
Twenty-Six Weeks Ended July 29, 2023, Compared to Twenty-Six Weeks Ended July 30, 2022
Net Revenues
For the twenty-six weeks ended July 29, 2023, net revenues decreased $6.3 million, or 2.8%, to $222.5 million, from $228.8 million in the comparable prior-year period.
VB Direct. For the twenty-six weeks ended July 29, 2023, net revenues in the VB Direct segment decreased $4.0 million, or 2.7%, to $144.6 million, from $148.6 million in the comparable prior-year period. Vera Bradley comparable sales decreased 4.5%, which includes a 7.0% decrease in comparable store sales. E-commerce sales were flat compared to the prior-year period. In addition, non-comparable store revenue decreased $1.7 million. Closed retail store locations were partially offset by two factory outlet stores opened in the current year. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the factory outlet channel and the elimination of one online outlet sale during the second quarter of the current year. These decreases were partially offset by sales from the Vera Bradley annual outlet sale held during the current-year period but not in the comparable prior-year period.
VB Indirect. For the twenty-six weeks ended July 29, 2023, net revenues in the VB Indirect segment decreased $1.6 million, or 4.6%, to $32.7 million, from $34.3 million in the comparable prior-year period. The decrease was primarily due to a one-time key account order that did not recur in the current-year period, along with channel mix changes.
Pura Vida. For the twenty-six weeks ended July 29, 2023, net revenues in the Pura Vida segment decreased $0.7 million, or 1.5%, to $45.2 million, from $45.9 million in the comparable prior-year period. The decrease was primarily due to a decline in wholesale and e-commerce sales, partially offset by an increase in retail store sales associated with four non-comparable retail stores opened in the prior year.
Gross Profit
For the twenty-six weeks ended July 29, 2023, gross profit increased $10.8 million, or 9.5%, to $123.8 million, from $113.0 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 55.6% for the twenty-six weeks ended July 29, 2023, from 49.4% in the comparable prior-year period. Prior year gross margin as a percentage of net revenues was negatively impacted by approximately 270 basis points for inventory adjustments related to the exit of certain technology products and excess mask inventory, approximately 50 basis points for purchase order cancellation fees related to certain spring 2023 products, and overhead deleverage. In addition, the rate the current-year period was positively impacted by a decrease in inbound and outbound freight and shipping costs and the sell-through of previously reserved excess inventory.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended July 29, 2023, SG&A expenses decreased $17.1 million, or 12.6%, to $117.9 million, from $135.0 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 53.0% for the twenty-six weeks ended July 29, 2023, from 59.0% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $95.5 million compared to $111.0 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $22.4 million compared to $24.0 million in the comparable prior-year period. The decrease in consolidated SG&A expenses for the twenty-six weeks ended July 29, 2023 was primarily due to a decrease in employee-related expenses of $4.5 million due to a reduction in headcount, partially offset by an increase in incentive compensation due to Company performance estimates; a decrease in severance charges of $3.6 million, which includes severance related to our CFO transition in the current year more than offset by the retirement severance related to our former CEO in the prior year; a $2.9 million decrease in expenses associated with cost savings initiatives and CEO search fees that did not recur in the current year; $1.4 million related to store and lease right-of-use asset impairment charges in the prior year that did not recur in the current year; and $4.7 million in other net expense reductions which included information technology contracts, certain professional fees, visual merchandising, and other expenses. SG&A expenses as a percentage of net revenues decreased primarily due to the aforementioned items, partially offset by SG&A expense deleverage associated with a decrease in sales.
Impairment of Goodwill and Intangible Assets
There were no impairment charges of goodwill and intangible assets for the twenty-six weeks ended July 29, 2023. For the twenty-six weeks ended July 30, 2022, impairment of goodwill and intangible assets totaled $29.3 million. These charges related to Pura Vida goodwill and the indefinite-lived Pura Vida brand asset and are reflected within the Pura Vida segment. For additional information, refer to Goodwill and Other Intangible Assets herein.
Other Income, Net
For the twenty-six weeks ended July 29, 2023, net other income increased $0.4 million to $0.6 million compared to $0.2 million in the comparable prior-year period. The increase in net other income was primarily due to a legal settlement in the current year that did not occur in the prior year, ticket sales from the Vera Bradley annual outlet sale, and sublease income.
Operating Income (Loss)
For the twenty-six weeks ended July 29, 2023, operating income increased $57.6 million, or 112.7%, to $6.5 million in the current-year period, from an operating loss of $(51.1) million in the comparable prior-year period. As a percentage of net revenues, operating income (loss) was 2.9% and (22.3)% for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. Operating income increased due to the factors described in the captions above.
VB Direct. For the twenty-six weeks ended July 29, 2023, operating income in the VB Direct segment increased $12.5 million, or 79.8%, to $28.0 million from $15.5 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 19.3% and 10.5% for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues as described above; a decrease in employee-related expenses due to closed stores and cost savings initiatives; store impairment charges in the prior year that did not recur in the current year; and a reduction in spending associated with advertising, visual merchandising, professional fees, and other variable expenses. These increases were partially offset by SG&A expense deleverage associated with decreased sales and severance expenses in the current year.
VB Indirect. For the twenty-six weeks ended July 29, 2023, operating income in the VB Indirect segment increased $1.5 million, or 16.1%, to $10.9 million from $9.4 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 33.3% and 27.4% for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was due to an increase in gross margin as a percentage of net revenues as described above. These increases were partially offset by SG&A expense deleverage associated with decreased sales.
Pura Vida. For the twenty-six weeks ended July 29, 2023, operating income in the Pura Vida segment increased $33.1 million, or 120.2%, to $5.6 million from a net loss of $(27.5) million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating income (loss) in the Pura Vida segment was 12.3% and (59.9)% for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. The increase in operating income as a percentage of Pura Vida net revenues was primarily due to goodwill and indefinite-lived Pura Vida brand impairment charges in the prior-year period of $19.4 million and $9.9 million, respectively; a decrease in marketing and advertising expenses; a decrease in employee-related expenses due to headcount reductions and cost savings initiatives; and an increase in gross margin as a percentage of net revenues as described above, including inventory adjustments for excess mask products which impacted the operating loss as a percentage of net revenues by approximately 210 basis points in the prior year. These increases were partially offset by SG&A expense deleverage associated with decreased sales.
Corporate Unallocated. For the twenty-six weeks ended July 29, 2023, unallocated expenses decreased $10.6 million, or 21.8%, to $37.9 million from $48.5 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a reduction in severance charges of $4.0 million which included severance related to our CFO transition in the current year more than offset by severance associated with the retirement of our former CEO in the prior year that did not recur in the current year; prior year consulting fees of $2.9 million associated with cost savings initiatives and the CEO search that did not recur in the current year; a reduction in employee-related expenses of $1.8 million primarily related to lower headcount, partially offset by an increase in incentive compensation expense as a result of Company performance estimates; $0.6 million for a lease right-of-use asset charge in the prior year that did not recur in the current year; and $1.1 million in other net corporate expense reductions including a reduction in information technology contracts, corporate advertising expense, and other corporate expenses.

Income Tax Expense (Benefit)
The effective tax rate for the twenty-six weeks ended July 29, 2023, was 29.0%, compared to 14.7% for the twenty-six weeks ended July 30, 2022. The year-over year effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation, noncontrolling interest in the prior-year period, and non-deductible executive compensation.
Net Income (Loss)
For the twenty-six weeks ended July 29, 2023, net income increased $48.2 million to $4.6 million from a net loss of $(43.6) million in the comparable prior-year period due to the factors described in the captions above.
Net Loss Attributable to Redeemable Noncontrolling Interest
For the twenty-six weeks ended July 30, 2022, net loss attributable to redeemable noncontrolling interest was $(6.9) million. This represents the allocation of the Pura Vida net loss to the noncontrolling interest. On January 30, 2023, we purchased the remaining 25% interest in Pura Vida resulting in 100% ownership. As a result, there was no noncontrolling interest for the current-year period.
Net Income (Loss) Attributable to Vera Bradley, Inc.
For the twenty-six weeks ended July 29, 2023, net income attributable to Vera Bradley, Inc. increased $41.3 million to $4.6 million from net loss attributable to Vera Bradley, Inc. of $(36.7) million in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of July 29, 2023. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Net cash provided by (used in) operating activities	$15,975	$(27,118)
Net cash used in investing activities	(11,727)	(4,391)
Net cash used in financing activities	(2,357)	(18,500)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash provided by operating activities for the twenty-six weeks ended July 29, 2023 was $16.0 million compared to net cash used in operating activities of $27.1 million for the twenty-six weeks ended July 30, 2022. The increase in cash provided by operating activities was primarily related to an increase in net income of $48.2 million, partially offset by the change in non-cash items of $23.3 million, as well as the change in assets and liabilities. A source of cash was provided by lower inventory receipts; the timing of collection of tenant allowances associated with our store leases; a lower accounts receivable change due to lower sales and timing; and an increase in incentive compensation liability in the current-year period compared to the prior-year period. These sources of cash were partially offset by a lower amount of accrued liabilities for severance and cost savings initiatives; timing of accounts payable; and the change in income taxes. There was a net income tax refund of $6.8 million in the prior-year period compared to net cash payments of $0.6 million in the current-year period. Severance payments totaled $4.9 million in the current year compared to $0.9 million in the prior year.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $11.7 million for the twenty-six weeks ended July 29, 2023 compared to $4.4 million for the twenty-six weeks ended July 30, 2022. The increase in cash used in investing activities was a result of the purchase of the remaining 25% interest in Pura Vida for $10.0 million, partially offset by a decline in property, plant, and equipment spending primarily as a result of a lower amount of new store construction in the current year and Vera Bradley relocations in the prior year that did not recur.
Capital expenditures for fiscal 2024 are expected to be approximately $5.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $2.4 million for the twenty-six weeks ended July 29, 2023 compared to $18.5 million for the twenty-six weeks ended July 30, 2022. The decrease in cash used in financing activities was primarily due to $1.4 million of common stock repurchases in the current-year period compared to $16.5 million in the comparable prior-year period.
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
On August 3, 2023, subsequent to the end of the second quarter, certain subsidiaries of the Company, JP Morgan Chase Bank, N.A., as the administrative agent, and lenders from time to time party thereto, entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement.

For further information regarding the Credit Agreement and the Third Amendment, please see Note 6 of the Notes to Condensed Consolidated Financial Statements herein.
Material Cash Requirements
As of July 29, 2023, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
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

Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of July 29, 2023.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 29, 2023, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 29, 2023.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
In August of 2019, Vesi Incorporated (“Vesi”) filed suit against the Company in the U.S. District Court for the Southern District of Ohio related to the Company’s licensing business and alleging breach of fiduciary duty, unfair competition, defamation, and tortious interference with prospective business relationships. The complaint sought damages in an amount not less than $10.0 million for punitive damages, attorney fees, prejudgment interest, and any other additional relief. In November 2019, the Company filed a counterclaim against the principals of Vesi as personal guarantors for monies owed to the Company by Vesi. The Company filed a motion for summary judgement asking the Court to dismiss all claims with prejudice and grant judgement on its counterclaim. On January 4, 2023, the Court granted the Company’s motion for summary judgment dismissing Vesi’s claims and also granted judgment on the Company’s counterclaims against the principals of Vesi for an immaterial amount. Vesi has appealed this decision. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations. The Company denies any liability and is vigorously defending itself, and management believes that the Company has a number of meritorious legal defenses.
The Company is subject to other legal proceedings from time to time in the ordinary course of business but does not believe any of these such claims would have a material adverse impact on the Company at this time.

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
Details regarding the activity under the program during the thirteen weeks ended July 29, 2023 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
April 30, 2023 - May 27, 2023	47,620	$5.25	47,620	$26,748,176
May 28, 2023 - July 1, 2023	44,100	5.72	44,100	26,496,016
July 2, 2023 - July 29, 2023	28,500	6.34	28,500	26,315,414
	120,220	$5.68	120,220

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the thirteen weeks ended July 29, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Vera Bradley, Inc. (Registrant)

Date: September 6, 2023	/s/ Michael Schwindle
Michael Schwindle
Chief Financial Officer