Form 10-K
period 2024-02-03
Vera Bradley, Inc.
filed 2024-03-29
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 3, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of July 28, 2023 was $153,072,643.
The registrant had 30,789,436 shares of its common stock outstanding as of March 22, 2024.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Vera Bradley, Inc. intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended February 3, 2024.

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
•possible adverse changes in general economic conditions and their impact on consumer confidence and consumer spending, including political unrest, social unrest, acts of war and terrorism, impacts related to pandemics or other public health matters;
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
•possible new or increased tariffs on our products and continued increases in inbound and outbound freight expense that could lead to increased product costs and lower profit margins; and
•public health pandemics, and actions to contain pandemics by governmental or other actors.
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

PART I

In this Form 10-K, references to “Vera Bradley, Inc.” or the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. and Creative Genius, LLC. References to “Vera Bradley” relate to the Vera Bradley stand-alone brand and references to “Pura Vida” relate to the Pura Vida stand-alone brand, except where the context requires otherwise or where otherwise indicated. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal year ending February 3, 2024 (“fiscal 2024”) was a 53-week period. The fiscal years ended January 28, 2023 (“fiscal 2023”) and January 29, 2022 (“fiscal 2022) were each 52-week periods. The fiscal year ending February 1, 2025 (“fiscal 2025”) will be a 52-week period.

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

In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which operates under the name Pura Vida Bracelets (“Pura Vida”). Pura Vida results are consolidated within the Company’s financial statements beginning on July 17, 2019, the first full day following the acquisition. On January 30, 2023, the Company acquired the remaining 25% interest in Pura Vida.
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
VB Direct. The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of February 3, 2024, the Company operated 43 full-line stores and 81 outlet stores. The annual outlet sale was cancelled in 2021 and 2022 as a result of the COVID-19 pandemic but resumed in calendar 2023.
VB Indirect. The VB Indirect business consists of sales of Vera Bradley products to approximately 1,600 specialty retail locations, substantially all of which are located in the United States; sales to department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
Pura Vida
Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand with a differentiated and expanding offering of bracelets, jewelry, apparel, and other lifestyle accessories. The Pura Vida segment represents revenues generated through the Pura Vida websites (www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca); through the distribution of Pura Vida-branded products to wholesale retailers and department stores, substantially all of which are located in the United States; and through its five retail stores.
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
The passion for design and customer service established by our founders has driven our Company for over 40 years and remains the cornerstone of Vera Bradley, Inc. today. Ms. Baekgaard retired from Vera Bradley operations in 2017 but continues to serve on the Board of Directors and as a brand ambassador. Ms. Miller retired as our National Spokesperson in October 2012 and from the Board of Directors in August 2019.

In July 2019, Vera Bradley, Inc. acquired a majority interest in Pura Vida. On January 30, 2023, the Company acquired the remaining interest in Pura Vida.
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
Enterprise Vision and Growth Strategies
Over the long term, we are committed to driving long-term growth, generating strong cash flow, and returning capital to shareholders.
At the end of fiscal 2023, we began a comprehensive review of the Consumer, Brand, Product, and Channel components for both of our brands. This work culminated in our long-term strategic plan, Project Restoration, which addresses each of these four pillars. Through Project Restoration, we are taking targeted and prudent actions to stabilize revenues, while remaining focused on strong financial discipline. We believe execution of Project Restoration will drive long-term profitable growth and deliver value to our shareholders.
During fiscal 2024, we made significant progress on this Company-wide, comprehensive initiative, focusing on the four key pillars of the business for each brand.
Vera Bradley
At Vera Bradley, we will launch the first manifestation of our Project Restoration in July 2024 which we believe will be a significant pivot from where we are today. It includes, among other things, the reveal of our new and elevated full-line branding and marketing, product, store design, and website. Our work on this initiative was informed by consumer research and current perceptions of the brand from both buyers and non-buyers. We believe we have the ability to attract new customers while keeping our current customers through product innovations and new marketing campaigns designed to inspire joy and connection. Our new assortment has broad appeal and uses new, higher quality, and softer fabrics and styles designed to not only look great, but feel great.
Consumer. We are focusing on restoring brand relevancy, targeting casual and feminine 35 to 54 year old women who value both fashion and function. Our focus on the 35 to 54 year old led us in search of data to understand where and how she shops. We are using this data to target new customers and embark on new partnerships, licensing deals, and collaborations to extend our reach. With this strategy, we will also inspire and retain our loyal customers outside of this age group.
Brand. We are strategically marketing our distinctive and unique positioning as a colorful, feminine, fashionable brand that connects with consumers on a deep, emotional level. We are refocusing our marketing and elevating our creative efforts through digital marketing, public relations, quality media placements, and store initiatives to drive interest and gain new customers.
We are continually looking for new ways to creatively engage our customers, grow brand awareness, and introduce new customers to our brands in a cost-effective manner. Vera Bradley continues to rank among the top of the industry for our Net Promoter and Customer Satisfaction Scores.
Product. We are refocusing on core categories and items we are “best at,” such as travel and bags, by innovating and expanding within our core products. We are elevating our colorful feminine heritage, keeping it distinctive but more trend-right and modern through updated prints, colors, styles, and designs, which will appeal to both existing and new customers. We’ve improved the quality of most of our fabrics while keeping our commitment to increased use of preferred fibers, and our retail price structure is unchanged. Although the assortment will look new, it is unmistakably Vera Bradley, and our existing customers will still recognize their favorite styles and our distinctive colors, patterns, and quilting.

We will innovate into strategic adjacent lifestyle item introductions that make sense for our customers. We are also continuing to pursue collaborations and partnerships that align with our target customers and expand our customer reach.
Channel. We are building a balanced footprint that more clearly differentiates full-line and outlet assortments. We expect to open two full-line stores and one outlet store this year, relocate stores where needed, and update our full-line stores with new branding and an improved shopping experience in conjunction with our first phase of Project Restoration. We are also exploring opening new full-line formats with a focus on lifestyle centers. Maintaining brand-right wholesale relationships is important, and we are actively working with new specialty retailers where we know our customer is shopping. We will also accelerate our digital-first focus. We are improving our online shopping experience and elevating full-line creative and experiences, while offering our outlet assortment online at outlet.verabradley.com for the first time ever.

Pura Vida
At Pura Vida, we are shifting our focus to delivering profitability and balancing the ecommerce business with wholesale and retail stores. We are diversifying our marketing spend and are making additional efforts to retain customers while continuing to work on each pillar of Project Restoration.
Consumer. We are sharpening our focus on the 18-24 year old girl, who both those younger and older aspire to be. Our target customer is free-spirited, a trendsetter, and focused on “living her best life.” Pura Vida jewelry is a way of expressing herself and fits her personality.
Brand. We have refreshed our brand image with a focus on showing what “living free” looks and feels like – showing real places, real moments, and real faces that are authentic, diverse, and inclusive. We are recentering our brand ethos on “living life to the fullest” and sharpening our focus on Gen Z.
Pura Vida remains one of the most highly-engaged brands in the accessories space, surpassing 2.2 million followers on Instagram and is consistently listed as one of the most engaged jewelry brands on Instagram. Pura Vida was named to the 2024 Forbes Customer Experience All Stars List, ranked by consumers to be in the top 6% of over 3,000 brands for its products, services, and treatment of customers.
Product. We are focusing on delivering unique, fun, playful product designs that are affordable and accessible. We will continue to innovate in our hero core category of string bracelets as well as other jewelry items, and we will opportunistically explore additional close-in, adjacent categories that make sense for our business and our customers. Approximately a third of the total Pura Vida business is comprised of jewelry categories other than bracelets, such as rings, anklets, and necklaces.
Channel. We continue to have a strong focus on restoring e-commerce growth and prudent growth of wholesale by pursuing larger, more strategic partnerships and expanding larger existing accounts. We expect to open two additional stores this year. Our four full-line Pura Vida stores are playing a role in driving new customer acquisition as we continue to diversify our marketing platforms, and they demonstrate the power a retail presence can have in driving digital sales, omni-channel loyalty, and spending.

Our Product Release Strategy
Vera Bradley. On average, we typically introduce new collections monthly. Each launch typically consists of one to three signature cotton-quilted prints, as well as other fabrications including Performance Twill, Re-Active, microfiber, and nylon, some of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our websites (including our online outlet site), outlet stores, our annual outlet sale, and third-party liquidators.

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

Our Products
The following chart presents net revenues generated by each of the Company’s product categories and other revenues as a percentage of our total net revenues for fiscal years 2024, 2023, and 2022.

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Bags	33.9%	34.3%	32.0%
Travel	19.3%	18.8%	17.5%
Accessories	30.8%	32.0%	34.5%
Home	8.8%	8.5%	8.6%
Apparel/Footwear	4.4%	3.7%	4.7%
Other (1)	2.8%	2.7%	2.7%
Total	100.0%	100.0%	100.0%
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
Accessories. Accessories include Vera Bradley-branded fashion accessories such as ID holders, lanyards, wallets, wristlets, eyewear, scarves, various technology accessories, and hair accessories, as well as Pura Vida-branded accessories such as bracelets, rings, and necklaces. The majority of products sold by Pura Vida are included under the accessories category. We believe our accessories are attractively priced and allow the consumer to include some color in her wardrobe. Our product development teams consistently update the accessories assortment based on consumer demand and fashion trends.
Home. Our home category includes textiles, including throw blankets, beach towels, and bedding, as well as items such as mugs and tumblers.
Apparel/Footwear. Our apparel and footwear category includes, among other items, Vera Bradley sleepwear, footwear, outerwear, socks, and tops, as well as Pura Vida tees and hoodies.
Product Development
Vera Bradley. We have implemented a fully-integrated and cross-functional product development process that aligns design, trend and market research, merchandising, planning, sales, marketing, and sourcing. We believe product development is a core capability that makes our products unique and that our designs and aesthetics set our products apart and drive customer loyalty. Our design and product development teams combine an understanding of the desires of our target customers, with knowledge of upcoming color, material, consumer, and fashion trends to design new collections, as well as new product categories.
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
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships, licensing agreements, and brand collaborations. We currently have licenses in place for eyewear; bedding; stationery/drinkware; and outdoor furniture, accessories, and décor. We also have licensing agreements with NFL, Disney Consumer Products, Peanuts Worldwide, Sanrio Inc. (Hello Kitty), Crocs, Tupperware, Tervis (drinkware), NCAA (collegiate), and certain U.S. Military forces. We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business. Additional arrangements will be launched in fiscal 2025.
Pura Vida. Pura Vida continues to develop new styles and re-invent existing styles. We have a cross-functional team that aligns product development with merchandising to strategically manage the design process. Our cross-functional team attends trade shows and performs market research to develop what we believe will be on-trend products that communicate and emulate the “pura vida” lifestyle. We also pursue brand extensions through licensing agreements and we have partnered with Discovery, Warner Brothers Consumer Products, Disney Consumer Products, Sanrio Inc. (Hello Kitty), and other companies that are consistent with our brand.
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
Vera Bradley’s marketing platform will continue to be a blend of digital and more traditional channels, such as direct mail, email, quality media placements, PR, and targeted TV ads. Our marketing efforts are increasingly reflective of our ongoing commitment to diversity and inclusion. The goal of our 360-brand marketing program is to drive brand awareness and desirability, as well as connect with consumers where they are.
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
Public Relations and Product Placement. Vera Bradley has received considerable editorial exposure in the press, with mentions in Travel & Leisure, People, Real Simple, Today, US Weekly, Good Morning America, Refinery 29, Southern Living, Glamour, Seventeen, Elle, Women's Wear Daily, Pop Sugar, and Good Housekeeping. In addition, we have expanded our public relations efforts to reach popular online influencers and content creators.
Product placement of Vera Bradley products in feature-length films and on prime-time television shows remains strong with television placements in All American, B Positive, Bob Hearts Abishola, Call Me Kat, Grownish, Elsbeth, The Neighborhood, Night Court, With Love, Lopez vs. Lopez, Last Man Standing, Mom, and Curb Your Enthusiasm. Movie placements include: A Man Named Otto, No Hard Feelings, My Big Fat Greek Wedding 3, and Puppy Love.
Partnerships. During fiscal 2024, under the umbrella of VB Cares, we reinforced our position as a socially-conscious organization and continued to strengthen our community support and charitable initiatives that are meaningful to our customers and that make a significant impact on those in need, particularly women and children. Efforts included supporting the Vera Bradley Foundation for Breast Cancer, Blessings in a Backpack, New Hope Girls, Free Mom Hugs, One Atta Time, American Heart Association, Boys and Girls Club, Big Brothers Big Sisters, among others.
Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to verabradley.com and to our Vera Bradley stores. Vera Bradley can be found on Facebook, Instagram, TikTok, Twitter, Pinterest, and YouTube.
For Vera Bradley, we have captured approximately 7.8 million active customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This information provides us with deeper insight into the products and categories that are of the highest interest to our customers and allows us to better target our customers with appropriate messages. As of February 3, 2024, we had approximately 2.0 million Facebook fans, approximately 70,000 Twitter ("X") followers, and approximately 45,000 TikTok followers. Our Instagram has grown to nearly 600,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right bloggers to promote our products.
Mall Advertising. We had representation in key markets with mall partner participation. Collaborations and holiday promotions were the primary focus for our retail store locations. The outlet channel participated in center marketing throughout the year highlighting key seasonal moments, such as: Spring Break, Back to School, Labor Day, and Holiday.
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
Pura Vida
Retention Advertising. We connect with our established customers with regular emails, affiliate marketing, SMS marketing, and social media marketing. Our retention advertising focuses on informing Pura Vida customers of new product launches, exclusive offers, inventory restocks of best sellers, promoting referral and loyalty rewards, and the latest Pura Vida news.
New Customer Acquisition Advertising. Pura Vida focuses on digital advertising through Facebook, Instagram, TikTok, Google, Snapchat, and Pinterest to acquire new customers. We are consistently testing new audiences, channels, creative ads, and promotions to maximize our return on paid media spend.
Ambassador Program. We have a grassroots program of brand ambassadors who drive customers to our website and generate buzz in local communities, digitally through their social media channels, in person through events, and through word of mouth. We acquire these brand ambassadors through advertising on Instagram and Tiktok, as well as via outreach on our organic and retention channels.

PR & Influencer Marketing. We work to tell the Pura Vida brand story through media and editorial placements, seeding with celebrities and relevant publications, and working with brand influencers across various key markets and demographic profiles. Our work with influencers includes collaborations on product and marketing campaigns that drives brand awareness with their audiences and our target demographic. We have also built a network of micro influencers and content creators who post for our brand in exchange for product and exposure on our social channels.
Charity Collaborations. We actively partner with charities to donate to causes that are important to our customers. To date, we have donated nearly $6.0 million to various charities around the world.

Experiential Marketing. To reach both existing and new customers and bring the Pura Vida brand to life, we have hosted events at our retail stores, in-person brand activations on college campuses and relevant public events, and built a brand presence at partner-owned events such as the World Surf League. To create excitement and engagement, in the summer of fiscal 2024, we launched our “Live Free” and “College Mobile tours. “Live Free" made stops all over the U.S., including the Hamptons, NY; Jackson, WY, and Juneau, AK. In conjunction with back-to-campus, our “College Mobile” Vera Bradley bus tour traveled to various college campuses across the country.
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
Vera Bradley Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of February 3, 2024, we operated 43 full-line stores averaging approximately 2,000 square feet per store. Our sales associates are passionate about our products and customer service, which we believe translates into a superior shopping experience.
Outlet Stores. Our outlet stores are a vehicle for selling styles made specifically for our outlet channel, as well as retired merchandise at discounted prices, while maintaining brand integrity. Typically, approximately 95% of the merchandise found in our outlet stores consists of exclusive styles. Outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our outlet stores average approximately 3,500 square feet per store. As of February 3, 2024, we operated 81 outlet stores, all located in the United States.
Store Location Selection Strategy. Our store location decisions for both full-line and outlet stores are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. While we forecast that we will close additional full-line stores, we believe that long-term expansion of our store base is necessary to increase brand awareness and reinforce our brand image by contributing to our omni-channel retail strategy. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic.
Store Operations. The focus of our store operations is providing consumers with a comfortable and memorable shopping experience. We strive to make the experience interactive through special store events. Our customer service philosophy emphasizes friendly service, merchandise knowledge, and passion for the brand. Consequently, an essential requirement for the success of our stores is our ability to attract, train, and retain talented, highly motivated district managers, store managers, and sales associates.
E-Commerce. We sell our products through the verabradley.com, outlet.verabradley.com and international.verabradley.com websites. The objective of these websites is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. During fiscal 2021, we re-platformed our websites to become more streamlined, nimble, and efficient in our technology platform and business processes. Between 2018 and late calendar 2023, we also operated a flash online outlet site to reduce clearance sales from verabradley.com. In November 2023, we transformed the online outlet from a flash-sale model to an everyday extension of our outlet stores. This brought new customers to the brand and helped offset weakness in the outlet store channel. We had approximately 58 million visits to verabradley.com and our online outlet site during fiscal 2024.
Annual Outlet Sale. For calendar years 2021 and 2022, our annual outlet sale was cancelled as a result of the COVID-19 pandemic. In June 2023, the annual outlet sale resumed. Our annual outlet sale is typically held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion.
Vera Bradley Indirect Segment
As of February 3, 2024, we sold our products in approximately 1,600 specialty retail locations, as well as department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators, as well as through licensing agreements. We currently sell our products in approximately 300 department store locations as well as Amazon.com and other marketplaces.
The top 25% of our specialty retailers account for approximately 80% of total specialty retailer revenue. No single Indirect retailer represented more than 6% of consolidated net revenues in fiscal 2024, with the top ten Indirect retailers, representing in the aggregate approximately 65% of total Indirect segment net revenues. The majority of our Indirect retailers have been customers for over five years.

Indirect Sales Force
We believe that having a combination of an in-house field sales force and a third-party agency, covering certain geographies, results in a more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model. As of February 3, 2024, our in-house sales team consisted of approximately 20 full-time sales consultants.
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
Wholesale. The Pura Vida wholesale channel is comprised primarily of specialty stores including Tilly’s, The Paper Store, Ron Jon Surf Shops, and Hallmark stores, among others. Pura Vida also sells in select department stores and has a presence on Amazon.com through a third-party wholesaler. We have a combination of in-house and external sales personnel who work with our wholesale retailers regarding order fulfillment and compilation.
Retail. Pura Vida has five retail store locations. Four of the locations opened in fiscal 2023 and one location opened in fiscal 2022. Our full-line locations are allowing us to showcase the Pura Vida lifestyle with a full array of existing products and new product innovations.
Manufacturing and Supply Chain Model
During fiscal 2024, we continued to be impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the Generalized System of Preferences (“GSP”) duty-free status expiring at the end of calendar year 2020. We cannot guarantee if or when the GSP duty-free status will be reinstated or if it will be retro-actively applied by Congress.
Vera Bradley
Our multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.
Our manufacturing and sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain, with a focus on identifying appropriate countries and partners to manufacture our products while maintaining and focusing on flexibility. Our sourcing team leverages its expertise in negotiation, relationship management, flexibility, and change management to maintain a strong, diverse global supply chain. Our sourcing team also focuses on achieving the right balance of production sites and countries of origin to mitigate the risk of concentrated production, including potential incremental tariffs. To continue to assist in this risk mitigation, our sourcing team reduced our Vera Bradley production in China from over 50% in fiscal 2019 to approximately 15% in fiscal 2024.
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
Approximately half of Vera Bradley product sales are cotton-based. Our other fabrics include fleece, polyester, and microfiber. We source our raw materials from various suppliers in Asia, with the majority of non-cotton based products coming from China and South Korea. We operate an office in Hong Kong to lead the global supply chain in Asia, including the oversight of sourcing and procurement. Our cotton-based products are sourced from areas outside of China. Our global sourcing team identifies, evaluates, and selects suppliers to fulfill the sourcing strategy. Conducting market analysis and supplier assessment to identify potential partners are integral to maintaining a competitive edge and driving profitability. The global sourcing team collaborates with carefully selected and screened suppliers to negotiate contracts and agreements, balance cost, lead time, quality, and reliability across our supplier network and maximize operational efficiency. Developing a long-term and mutually beneficial relations with suppliers and to foster collaboration and innovation is an important part of our sourcing matrix. The global sourcing team ensures a diversified supplier base to minimize single source dependency and is also monitoring geopolitical factors and market trends to anticipate and mitigate supply chain risks.

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

In fiscal 2022 we moved from internal factory audits to partnering with BetterWork to conduct these audits. BetterWork brings diverse groups together (governments, global brands, factory owners, unions, and workers) to improve working conditions in the garment industry and make the sector more competitive. These audits encompass both the Vera Bradley and Pura Vida brands as they relate to our purchases in Cambodia and Bangladesh.

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
Distribution Centers
Vera Bradley owns a 428,500 square-foot distribution center in Roanoke, Indiana. This facility allows Vera Bradley employees to receive information directly from the order-collection center and quickly identify the products and quantities necessary to fulfill a particular order. The facility’s technology enables us to accurately process and pack orders, as well as track shipments and inventory. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time; however, we continue to make technology and automation enhancements to our distribution center processes to promote optimal output.
Vera Bradley products are shipped primarily via third-party common carriers to our stores, our Indirect retailers, and directly to our customers who purchase through our website. We believe we are positioned well to support the order fulfillment requirements of our business, including business generated through our website.
Pura Vida products for the U.S. e-commerce site and wholesale accounts are distributed primarily through a third-party provider in Tijuana, Mexico. Pura Vida also distributes product through third-party providers in the Netherlands and Canada, which supports European e-commerce and Canadian wholesale operations, respectively.
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our information systems are designed to provide, among other things, enterprise class business management, comprehensive order processing for all commerce channels, production, accounting, and management information and analytics for the product development, retail, sales, marketing, distribution, finance, and human resources functions of our business. At Vera Bradley, our ERP, POS, Business Intelligence, and Order Management systems are on cloud-based platforms, streamlining and simplifying our work and providing for additional capabilities such as mobile POS and multi-company operations on the same platform. We completed our ERP migration during fiscal 2022 for Pura Vida, so that our entire enterprise is on a unified technology platform. We continue to assess our on-premise and cloud-based technology solutions in an effort to ensure we have the optimal solutions for our business. In fiscal 2024, we completed the implementation of a new suite of inventory planning tools to optimize full line assortments, localized assortments, pricing and promotion planning, and inventory positions.

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
Copyrights and Trademarks
For Vera Bradley, the development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have over 1,250 copyrights related to the Vera Bradley business.
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

As of February 3, 2024, we had approximately 2,135 employees. Of the total, approximately 1,495 were engaged in Vera Bradley retail selling positions; approximately 280 were engaged in Vera Bradley distribution, sourcing and quality functions; approximately 35 were engaged in Vera Bradley product design; approximately 90 were involved in the Pura Vida business, including the Pura Vida retail stores; and approximately 235 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage other than as related to temporary stoppages necessitated by the COVID-19 pandemic.

Project Quilt. Our Company-wide diversity and inclusion initiative, Project Quilt, continues to enhance diversity, equality, and inclusion, focusing on three key areas – the Associate Experience, the Customer Experience, and the Community Experience.

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
Every year, we conduct an associate engagement survey in order to better understand our associates’ insights into our Company’s strengths and opportunities. In calendar year 2023, we once again had strong participation, with over 70% of our associates sharing their candid feedback. Our calendar year 2023 overall engagement score was once again above average ranking in the upper quartile compared to peer companies. The feedback gave us insight into improvement opportunities and is instrumental in decisions we make to shape, strengthen, and improve our Company. As a result of the survey feedback, over the last several years we have made meaningful improvements to benefits, career development, compensation, mental health and wellness programs, and our facilities. We believe listening to our associates’ feedback provided through the annual engagement survey continually strengthens our corporate culture.

Pay and Benefits. The Company offers competitive pay packages that include market-competitive base and hourly compensation, healthcare, a 401(k) savings plan that includes a Company contribution match, paid time off (including for volunteerism), paid family leave, matching gifts program, and an Employee Assistance Program.

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

Associate Safety. Associate safety and well-being is of paramount importance to our Company. We have a comprehensive employee safety program, WorkWISE Wellness, that focuses on overall employee health and safety. The WorkWISE Wellness program emphasizes our high standard of safety throughout all operations of the organization. The program and its materials, including a comprehensive Safety Manual, addresses a variety of topics including reporting injuries, OSHA compliance, and emergency procedures (related to workplace violence, active shooters, severe weather and blood-borne pathogens, among others). Policies are routinely communicated, and training is provided to associates as appropriate.

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
Information About Our Executive Officers
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Jacqueline Ardrey	54	Chief Executive Officer, President and Director, Vera Bradley, Inc.
Michael Schwindle	56	Chief Financial Officer, Vera Bradley, Inc.
Mark C. Dely	48	Chief Administrative & Legal Officer and Corporate Secretary, Vera Bradley, Inc.
Alison Hiatt	53	Chief Marketing Officer, Vera Bradley

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
Michael Schwindle was named Chief Financial Officer in May 2023. Prior to joining Vera Bradley, Mr. Schwindle served as CFO for accessory and jewelry retailer Claire’s, between 2020 and April 2023. From 2018 to 2020 Mr. Schwindle was CFO at Fleet Farm, a big-box retailer. Prior to that, he held CFO roles at specialty retailers Payless ShoeSource, Harry & David, and Musician’s Friend, as well as other key financial positions at Home Depot and Limited Brands. Mr. Schwindle began his career at Deloitte & Touche, LLP.

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
The success of our long-term strategic plan and growth strategies, including Project Restoration, alone or collectively, will depend on various factors, including the appeal of our product designs, retail presentation to consumers, effectiveness of our marketing initiatives, expense-saving initiatives, competitive conditions, and economic conditions. Project Restoration represents our business strategy to revitalize our consumer, brand, product, and channel components for both Vera Bradley and Pura Vida brands in order to serve our customers, grow our revenues, and increase our profitability. There is no assurance that we will be able to successfully implement our strategic plan and growth strategies. If we are unsuccessful in implementing some or all of our strategies or initiatives, our future operating results could be adversely impacted.
Changes in general economic conditions, and their impact on consumer confidence and consumer spending, could adversely impact our results of operations.
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may be influenced by levels of inflation, fluctuating interest rates and credit availability (including possible exposure to bank failures), changing fuel and other energy costs, fluctuating commodity prices, levels of unemployment and consumer debt levels, changes in net worth based on market conditions, general uncertainty regarding the overall future economic environment, political turmoil, pandemics or other public health matters, and weather and weather-related phenomena. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and these occurrences could adversely impact our results of operations. In the event of a downturn in the U.S. economy, or if there is a decline in consumer-spending levels or other unfavorable conditions, including inflationary pressure, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
If we are unable to predict and respond in a timely manner to changes in consumer demand, our net revenues and results of operations could be adversely affected.
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
We may experience declines in comparable sales and strategic initiatives we are implementing to improve our results, such as Project Restoration, may not be successful.
We may not be able to regain the levels of comparable sales that we have experienced in the past, and comparable sales may also further deteriorate. If our future comparable sales fail to meet market expectations, then the price of our common stock could decline. Also, the aggregate results of operations of our stores have fluctuated in the past and will fluctuate in the future. Numerous factors influence comparable sales, including fashion trends, competition, national and regional economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, marketing programs, changes in consumer shopping trends, site selection strategies, public health matters, and weather conditions. These factors may cause our comparable sales results to be lower in the future than in recent periods or lower than expectations, either of which could result in a decline in the price of our common stock.

If our multi-channel distribution model is not successful, our business and results of operations may suffer.
We currently sell our Vera Bradley-branded products into two segments: Direct to consumers through Vera Bradley full-line and outlet stores in the United States, verabradley.com and international.verabradley.com, outlet.verabradley.com, and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana; and through our Vera Bradley Indirect wholesale business which consists of sales to specialty retail locations, department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, as well as royalties recognized through licensing agreements related to the Vera Bradley brand. We currently sell our Pura Vida-branded products direct to consumers through our e-commerce websites (puravidabracelets.com, puravidabracelets.eu, and puravidabracelets.ca), through wholesale retailers, and through our five retail stores. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales. If our omni-channel distribution model is unsuccessful, our business, financial condition, and results of operations could be materially adversely affected.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth prospects include our ability to successfully open new stores and operate new and current Vera Bradley and Pura Vida stores. In recent years, however, Vera Bradley comparable store sales have declined. Consequently, the rate at which we have opened new stores has slowed. We have closed a total of 74 underperforming full-line stores and three underperforming outlet stores since the beginning of fiscal 2015 and forecast that we will close additional full-line stores. We plan to open additional Vera Bradley full line and outlet stores during fiscal 2025. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
We have closed a total of 74 underperforming full-line stores and three underperforming outlet stores since the beginning of fiscal 2015 and forecast that we will close additional full-line stores. We could, in the future, decide to close additional stores beyond those currently forecasted that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results of operations and our cash on hand.

Our ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.
Substantially all of our Vera Bradley Direct stores are located in regional mall shopping centers, and many of our Vera Bradley Indirect customers are also located in regional mall shopping centers. Factors beyond our control impact mall traffic, including general economic conditions, consumer spending levels, and pandemics or other public health matters. Consumer spending and mall traffic have been depressed in recent years. As a result, mall operators have faced increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations, and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of certain malls as shopping destinations, have reduced and may continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations, and cash flows.
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
Our various contract manufacturers produce all of our products. We generally do not enter into long-term formal written agreements with our manufacturers and instead transact business with each of them on an order-by-order basis. In the event of a disruption in our contract manufacturers’ production systems, we may be unable to locate alternative manufacturers of comparable quality at an acceptable price or in a timely manner, or at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service, financial stability, labor practices, and environmental compliance. Any delay, interruption, or increased cost in the manufactured products that might occur for any reason, such as the lack of long-term contracts or regulatory requirements and the loss of certifications, power interruptions, fires, hurricanes, war, pandemics or other public health matters, or threats of terrorism, could affect our ability to meet customer demand for our products, adversely affect our net revenues, increase our cost of sales, and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.
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
Any significant disruption in the operation of these facilities due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventory and could adversely affect our product distribution and sales until such time as we could secure alternative facilities. In addition to the aforementioned events, pandemics or other public health matters could cause disruptions in our distribution operations if we were to temporarily suspend operations, or if we are unable to obtain the staffing levels required to effectively operate the facilities. If we encounter difficulties with our distribution facilities or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, if our distribution facilities are unable to sufficiently meet the capacity needs for the future growth of our business and products, we could be required to further expand our current facilities, which could affect us adversely in ways that we cannot predict.
The cost of raw materials could increase our cost of sales and cause our results of operations to suffer.
Fluctuations in the price, availability, and quality of fabrics or other raw materials used to manufacture our products, as well as the price for labor, marketing, and transportation, could have adverse impacts on our cost of sales and our ability to meet our customers’ demands. In particular, increases in the price of cotton, our primary raw material, could have an adverse impact on our cost of sales. In addition, because synthetic components of our products are petroleum-based, the cost of oil affects the cost of our products. Upward movements in the price of oil in the global oil markets would also likely result in rising fuel and freight prices, which could increase our shipping costs. In the future, we may not be able to pass all or a portion of such higher costs on to our customers.
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
•product quality issues;
•political unrest;
•natural disasters, acts of war and terrorism, changing macroeconomic trends, pandemics or other public health matters, and other external factors over which we have no control; and
•quotas, duties, tariffs, or other trade restrictions or regulations.
The UFLPA went into effect on June 21, 2022. The act establishes a rebuttable presumption that the importation into the United States of any goods manufactured in whole or partially in Xinjiang Uyghur Autonomous Region of China, or produced by certain entities, is prohibited entry. The Commissioner of U.S. Customs and Border Protection employs a risk-based approach that prioritizes the highest-risk goods based on current data and intelligence available to them at the time of entry.
Significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied in a timely manner, could have an adverse impact on our results of operations. Additionally, we do not have complete oversight over our contract manufacturers. Violations of labor or other laws by those manufacturers, or the divergence of a contract manufacturer’s labor or other practices from those generally accepted as ethical in the United States or in other markets in which we may in the future do business, could also draw negative publicity for us and our brands, diminishing the value of our brands and reducing demand for our products.
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
We currently rely on independent transportation service providers for substantially all of our product shipments. Our utilization of these delivery services, or those of any other shipping companies that we may elect to use, is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, labor shortages, and inclement weather, which may impact a shipping company’s ability to provide delivery services sufficient to meet our shipping needs.
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
Our operating results depend on the orderly operation of our receiving and distribution functions, which also depends on our vendors' adherence to our shipping and receiving schedules. We may not anticipate all of the changing demands that our operating activities may impose on our receiving and distribution functions. There may also be events that are beyond our control that could cause delays in these functions, including but not limited to, changing macroeconomic trends, pandemics or other public health matters, and general disruptions or delays in shipping and receiving.
In addition, we rely on the flow of our goods through worldwide ports on a consistent basis. Disruption at the ports, such as labor work stoppages, could create significant risks to our business, particularly if the occurrence is during a peak import time. If we experience significant delays in our receipt of product, we may experience an increase in freight costs, unanticipated inventory shortages, and missed sales opportunities which could adversely affect our financial condition, results of operations, and cash flows.
Risks Related to Pura Vida
We have taken material impairment charges related to goodwill and other indefinite-lived intangible assets associated with the Pura Vida acquisition in the past and may be required to take additional impairment charges in the future, which may adversely affect the company’s financial condition and results of operations.
We used the purchase method of accounting to account for the acquisition of a majority interest in Pura Vida, which was consummated on July 16, 2019. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (i) the consideration transferred (including contingent consideration, if any) and (ii) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The purchase price allocation resulted in a goodwill value of $44.3 million and a value of $61.7 million related to other intangible assets.
During fiscal 2024, we recorded an impairment to the Pura Vida brand indefinite-lived intangible asset of $5.4 million. The carrying value of all Pura Vida intangible assets, including the Pura Vida brand intangible asset, was $7.6 million as of February 3, 2024.
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
We operate e-commerce stores at www.verabradley.com, outlet.verabradley.com, and international.verabradley.com, www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures, and electronic break-ins and similar disruptions. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the level of merchandise returns we experience; (iii) governmental regulation; (iv) e-commerce security breaches involving unauthorized access to our systems and/or customer information; (v) credit card fraud; and (vi) competition and general economic conditions specific to the Internet, e-commerce, and the accessories industry. If we are unable to effectively address these risks and any other risks that we face in connection with our Internet operations, our business, financial condition, results of operations, and/or cash flows could be materially adversely affected.

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
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived asset groups may not be recoverable. If we determine that the carrying value of long-lived asset groups are not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal years 2023 and 2022 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $0.8 million and $0.1 million during fiscal years 2023 and 2022, respectively, within selling, general, and administrative expenses in the consolidated statements of operations to write down the carrying values of these stores' long-lived asset groups to their estimated fair values. We also recorded $0.6 million of a non-cash impairment charge relating to a corporate right-of-use asset in fiscal 2023. We recorded no long-lived asset impairments in fiscal 2024.
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
We increasingly face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, custom and duty claims, commercial disputes, intellectual property issues, marketing and solicitation claims, product-oriented allegations, and slip and fall claims. These cases often raise complex factual and legal issues, which are subject to risks and uncertainties and which could divert significant financial and management resources. Litigation and other claims against us could result in unexpected expenses and liability, as well as materially adversely affect our operations and our reputation.
Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results.
We believe that our registered copyrights, registered and common law trademarks, and other proprietary rights have significant value and are critical to our ability to create and sustain demand for our products. The actions taken by us to establish and protect our proprietary rights may not be adequate to prevent imitation of our products or infringement of our rights by others. The legal regimes of some foreign countries, particularly China, may not protect proprietary rights to the same extent as the laws of the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by others in these countries. The inability to protect our copyrights, trademarks, and other proprietary rights could adversely impact our results of operations. Any litigation regarding our proprietary rights could be time consuming and costly and could consume significant amounts of management's time that would otherwise be spent operating and growing our business.
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
There has been increasing stakeholder and regulatory focus on ESG matters affecting public companies. Expectations regarding ESG disclosures, setting and executing ESG-related goals, and achieving measurable progress in a timely manner could expose us to market, operational, and execution costs or risks. We expect that stakeholder expectations, as well as laws, rules and regulations, in these areas will continue to evolve quickly, which may result in the need for increased resources for ESG monitoring and reporting and adjustments to our operations may be necessary as a result. We could face scrutiny with respect to the accuracy, adequacy, or completeness of our ESG-related disclosures. Additionally, disclosures about our ESG-related initiatives or goals, and progress towards those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions or third-party information that we believe to be reasonable but are subject to change in the future. We could also be subject to scrutiny with respect to the scope or nature of our ESG-related initiatives or goals, or for any revisions to those goals. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to these initiatives or goals on a timely basis, or at all, our reputation and the value of our brands could be adversely affected. Any harm to our reputation resulting from a failure or perceived failure to meet ESG-related goals, metrics, or disclosures could adversely affect our business, financial performance, and growth.
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
•the outbreak of pandemics or other public health matters and the resulting adverse impact on the capital markets; and
•changes in accounting principles.
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
Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller, and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 19.0% of our outstanding shares of common stock as of February 3, 2024. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation, and significant corporate transactions. This concentrated ownership of outstanding common stock may diminish an investor's ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or interests of investors. As a result, we may take actions that investors do not believe to be in our interests or their interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
Our actual operating results may differ significantly from our guidance, which could cause incongruous fluctuation in our stock price.
From time to time, we provide guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines our guidance and no such person expresses any opinion or any other form of assurance with respect thereto.
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed, but such statements are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
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
Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, harm the market price of our common stock, and diminish the voting and other rights of the holders of our common stock. These provisions include:
•authorizing our Board to issue preferred stock and additional shares of our common stock without shareholder approval;
•prohibiting shareholder action by written consent;
•prohibiting our shareholders from calling a special meeting of shareholders; and
•requiring advance notice for raising business matters or nominating directors at shareholders’ meetings.
As permitted by our second amended and restated articles of incorporation and amended and restated bylaws, our Board also has the ability, should it so determine, to adopt a shareholder rights agreement, sometimes called a “poison pill,” providing for the issuance of a new series of preferred stock to holders of common stock. In the event of a takeover attempt, this preferred stock would give rights to holders of common stock (other than the potential acquirer) to buy additional shares of our common stock at a discount, leading to the dilution of the potential acquirer’s stake. The adoption of a poison pill, or the Board’s ability to do so, can have negative effects such as those described above.
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
Risks Related to Pandemics
The outbreak of pandemics, or events related thereto, may cause significant disruptions in our revenue streams, operations, global supply chain and other facets of our business, which may continue to adversely impact our results of operations, financial condition, and share price.
A pandemic (COVID-19) in the past resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. This could happen in the future as well. Due to the past pandemic we experienced significantly reduced traffic, demand, and sales. This could recur in the future. Future pandemic-related mandates from governments and public health officials may necessitate additional closures to some, or all, of our retail stores, the stores of our Indirect segment partners and Pura Vida wholesale retailers, or otherwise detrimentally impact aspects of our operations, as COVID-19 did in the past. Pandemics may reduce consumers' willingness and ability to travel to major cities and vacation destinations in which some of our stores are located.
In recent fiscal years, the COVID-19 pandemic led to temporary factory closures and production and logistics constraints due to workforce availability, as well as global supply chain challenges such as vessel and container shortages and port congestion. As a result of the aforementioned restrictions, or other related factors, we have experienced and may experience in the future delayed shipments and increased shipping costs for some of our merchandise. We may also be adversely impacted should a pandemic compromise operations at our corporate headquarters and distribution center located in Roanoke, Indiana.
The extent of a pandemic’s impact on our results of operations, financial condition, and share price will likely depend on the nature and seventy of the pandemic, future developments, including as may be related to the spread of new virus variants; mitigation activities undertaken by governments and the general public; the overall economic impacts of quarantines and business closures; and current, and potentially long-term, changes in consumer behavior.
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
We must attract, motivate, and retain a sufficient number of qualified retail and distribution center employees. Historically, competition for talent in these positions has been intense and turnover is generally high. If we are unable to attract and retain such employees with the necessary skills and experience, we may not achieve our objectives and our financial condition, results of operations, and cash flows could be adversely impacted.
Our results of operations are subject to quarterly fluctuations, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things:
•timing of new store openings and store closings;
•net revenues and profits contributed by new stores;
•changes in store traffic and comparable sales;
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
Currently, none of our employees are represented by a union. Nevertheless, our employees have the right at any time under the National Labor Relations Act to organize or affiliate with a union. If some or all of our workforce were to become unionized, our business could be exposed to increased risk of work stoppages and slowdowns. In addition, if the terms of a collective bargaining agreement were to be significantly more favorable to union workers than our current pay-and-benefits arrangements, our costs would increase and our results of operations would suffer.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cyber Risk Management and Strategy
We have an enterprise risk assessment process which specifically addresses risks associated with cybersecurity. Additionally, we have a cyber security incident response plan that outlines the structure, roles, responsibilities and operating procedures to utilize during potentially significant events that could negatively impact the Company. Our cybersecurity incident response plan provides a documented framework for handling high severity security incidents and includes facilitated coordination across multiple functions of the Company. Our incident response plan also includes identifying and responding to material risks from cybersecurity threats associated with our use of third-party service providers. We invest in threat intelligence and are active participants in industry and government forums to strive to improve our overall capabilities with respect to cybersecurity. We routinely perform reviews of threat intelligence and vulnerability management capabilities, while performing simulations and drills at both technical and management levels. Our formal cybersecurity program is modeled after industry best practice global standards and best practices. We incorporate external expertise in all aspects of our program utilizing best practice guidance from third-party cybersecurity advisors to provide objective assessments of our capabilities. We maintain a cyber liability insurance program, although the coverage may not be sufficient in some circumstances. We also have policies and practices in place to address data privacy regulations. Our cybersecurity program is reviewed and assessed by external information security specialists or by our internal audit group at least annually. Further, we conduct annual cybersecurity awareness training for employees and targeted training for high-risk functions of the Company. We also conduct phishing exercises and correlated education with our employees.
Governance Related to Cybersecurity Risks
Our Vice President of Enterprise Technology Solutions is responsible for the strategic leadership and direction of the Company's information technology organization and possesses 25 years of tenure and experience with the Company in matters of privacy assurance, cyber, digital, and data security. As part of its risk oversight role, our Audit Committee of the Board of Directors oversees cyber risk, information security and technology risk, including management’s actions to identify, assess, mitigate and remediate material cybersecurity issues and risks. The Audit Committee receives regular reporting from our Vice President of Enterprise Technology Solutions on our technology and cyber risk profile, enterprise cybersecurity program and key enterprise cybersecurity activities.
We experienced no material cybersecurity incidents in fiscal 2024.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of February 3, 2024. The leases on the leased properties expire at various times through 2033, subject to renewal options.

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
As of February 3, 2024, we also leased 126 Vera Bradley store locations, including a former location, and five Pura Vida store locations in the United States. See below for more information regarding the locations of our open stores as of February 3, 2024.
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
Store Locations
Vera Bradley. Our Vera Bradley full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of Vera Bradley full-line and outlet stores we operated in each state as of February 3, 2024:

State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Outlet Stores	State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Outlet Stores
Alabama	1	1	Minnesota	1	1
Arizona	—	1	Mississippi	—	2
Colorado	1	1	Missouri	—	2
Connecticut	1	1	Nebraska	—	1
Delaware	1	1	Nevada	—	1
Florida	2	9	New Hampshire	—	1
Georgia	1	4	New Jersey	2	3
Hawaii	1	1	New York	3	5
Illinois	3	2	North Carolina	—	6
Indiana	2	2	Ohio	2	2
Iowa	1	1	Oklahoma	—	1
Kansas	1	1	Pennsylvania	3	6
Kentucky	1	1	South Carolina	—	4
Louisiana	1	1	Tennessee	1	3
Maryland	2	1	Texas	7	7
Massachusetts	—	1	Virginia	1	3
Michigan	3	2	Wisconsin	1	2
			Totals	43	81
Pura Vida. As of February 3, 2024, Pura Vida had five retail store locations. Of the five locations, three were in California, one was in South Carolina, and one was in Arizona.
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
As of March 29, 2024, we had approximately 27 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
The following table details activity under the 2021 Share Repurchase Program during the fourteen weeks ended February 3, 2024. Refer to Note 13 of the Notes to the Consolidated Financial Statements as set forth in Part II, Item 8. of this Annual Report on Form 10-K for additional information regarding our share repurchase programs.
Details regarding the activity under the 2021 Share Repurchase Program during the fourteen weeks ended February 3, 2024 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 29, 2023 - November 25, 2023	11,427	$7.38	11,427	$25,745,349
November 26, 2023 - December 30, 2023	14,300	7.40	14,300	25,639,477
December 31, 2023 - February 3, 2024	13,700	7.39	13,700	25,538,298
	39,427	$7.39	39,427

Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends. The payment of dividends is evaluated on a periodic basis.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between February 2, 2019, and February 3, 2024, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on February 2, 2019, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

200
150
100
50
0
2/2/2019
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
Vera Bradley, Inc.
S&P 500 Index
S&P Apparel, Accessories, and Luxury Goods Index

Company/Market/Peer Group	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024
Vera Bradley, Inc.	$100.00	$108.13	$95.37	$89.28	$62.63	$88.47
S&P 500 Index	$100.00	$121.56	$142.53	$172.46	$161.03	$199.42
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$92.13	$90.11	$88.75	$64.72	$52.88

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
Executive Summary
Some of our major achievements for fiscal 2024 are as follows:

We launched our long-term strategic plan, Project Restoration, and completed the first year of our turnaround. We thoughtfully outlined our plans in each of the four pillars – Consumer, Brand, Product, and Channel – and began implementation of key initiatives.

As a Company, we continued to carefully manage both gross margin and expenses and have instilled a culture of discipline around gross margin and expense control. We continued to strengthen and streamline our organizational structure and right-size our leadership team and cost structure for the size of our business, to address the continuing challenging macroeconomic environment and to best position us to achieve our long-term strategic plans. We also continued to make investments in customer data science, business analytics, and pricing optimization, allowing us to collect and analyze data and make fact-based decisions to more efficiently run our business.

At the Vera Bradley brand:

•We expanded our robust product innovation pipeline, including launching our Leather Collection, which was highly successful and will expand in fiscal 2025.

•We launched our NFL collection and will add more teams this year.

•We continued another year of product collaborations with iconic brands such as Disney, Harry Potter, Star Wars, Hello Kitty, and Peanuts, which align with our target customers and expand our customer reach.

•We made strides in sustainability by committing that the majority of our cotton products will be Better CottonTM by fiscal 2025.

•In the fourth quarter, we transformed our online outlet from a flash-sale model to an everyday extension of our outlet stores – outlet.verabradley.com. This brought new customers to the brand and helped offset weakness in the outlet store channel.

•We made navigation changes on verabradley.com, which have been successful in reducing bounce rate and driving conversion and sales.

•We continued to strengthen and rationalize our store base. We have taken needed steps, via product, marketing, and expense discipline, to improve the profitability of our full-line stores and closed fewer locations than originally expected. In fiscal 2024, we closed eight underperforming full-line stores and one outlet store, and opened three outlet stores, ending the fiscal year with 43 full-line and 81 outlet locations.

At the Pura Vida brand:

•On the marketing front, our comprehensive customer data platform implemented in fiscal 2024 is allowing us to be more analytical and to more strategically target customers and potential customers, with a keen focus on both customer acquisition and retention.

•Our summer and fall “Live Free” and “College Mobile” tours were successes for customer engagement.

•In fiscal 2024, we continued collaborations with Disney, Harry Potter, Hello Kitty, and the World Surf League; partnered with key influencers; and offered themed-collections centered around key events such as Shark Week.

•We continued to innovate and added a new men’s jewelry collection, which still targets our core customer, who purchases these items for the men in her life.

•Based on the success of our existing Pura Vida stores, we identified two new Pura Vida store locations that will open in fiscal 2025.

•And, to gain both operational and strategic efficiency, we moved the Pura Vida store operations under the Vera Bradley team.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and outlet stores and the Vera Bradley websites (verabradley.com, international.verabradley.com, and outlet.verabradley.com). There were no sales from our Vera Bradley annual outlet sale in Fort Wayne, Indiana for fiscal years 2022 and 2023 as it was cancelled due to the COVID-19 pandemic. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; and third-party inventory liquidators, as well as royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites (www.puravidabracelets.com, www.puravidabracelets.eu, and www.puravidabracelets.ca), through the distribution of Pura Vida-branded products to wholesale retailers, and through Pura Vida retail stores.
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
As a result of the temporary closure of all Vera Bradley stores due to COVID-19 during portions of the first and second quarters of fiscal 2021, the Company's fiscal 2022 comparable store sales and comparable sales calculations are not meaningful and therefore are not provided.
Typically, measuring the change in year-over-year comparable sales allows us and our investors to evaluate how our store base and e-commerce operations are performing. Various factors affect our comparable sales, including:
•Overall economic trends;
•Consumer preferences and fashion trends;
•Competition;
•The timing of our releases of new patterns and collections;
•The timing of holidays;
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
Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations, as well as severance charges and consulting fees associated with cost savings initiatives disclosed in Note 16 to the Notes to the Consolidated Financial Statements herein.
Impairment Charges
Goodwill and Other Intangible Assets
The Company performs its indefinite-lived asset impairment test annually, or more frequently if facts and circumstances indicate possible impairment. Prior to fiscal 2024, the Company performed an annual impairment test for its goodwill.
We have experienced significantly lower sales from our Pura Vida e-commerce channel due to a decline in social and digital media effectiveness, as well as lower wholesale sales. These lower sales volumes had a negative impact on the fair value determination of intangible assets in fiscal years 2024 and 2023.
The Company performed its annual impairment test in the second quarter of fiscal 2024 and recorded no impairment charges based on its quantitative analysis at that time. Due to subsequent triggering events, the Company performed a second quantitative analysis of the carrying value of the Pura Vida brand in the fourth quarter of fiscal 2024 and recorded an impairment charge of $5.4 million, further described in Note 15 to the Notes to the Consolidated Financial Statements herein.
For the annual impairment analysis performed during fiscal 2023, the Company performed a quantitative analysis, as well as subsequent analyses due to triggering events, further described in Note 15 to the Notes to the Consolidated Financial Statements herein. Impairment charges of $44.3 million and $25.0 million were recorded during fiscal 2023 for goodwill and the Pura Vida brand, respectively.
Refer to Note 15 to the Notes to the Consolidated Financial Statements herein for additional information regarding the goodwill and indefinite-lived intangible assets impairment tests.
Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the “asset group” for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 2 to the Notes to the Consolidated Financial Statements herein. Impairment charges of $1.4 million and $0.1 million were recognized in the fiscal years ended January 28, 2023 and January 29, 2022, respectively, for property, plant, and equipment assets and lease right-of-use assets related to underperforming stores and a corporate right-of-use asset and are included in SG&A expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows. Impairment charges of $0.6 million were recorded within corporate unallocated during fiscal 2023. The remaining impairment charges were included in the VB Direct segment. No such impairment charges were recorded in fiscal 2024. We are unable to predict the extent of the impact that the inflationary environment, or other macroeconomic factors, will have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Cost Savings Initiatives and Other Charges
During fiscal 2024, the Company continued the implementation of targeted cost reductions, which are expected to be fully realized in fiscal 2025. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. Refer to Note 16 to the Notes to the Consolidated Financial Statements herein for additional information regarding charges for cost savings initiatives and remaining liabilities, as well as other charges not comparable with the prior year.
Macroeconomic Environment
Our business is impacted by broader macroeconomic issues in the U.S. marketplace – and can be affected both positively and negatively over time.

We have been specifically impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the expiration of the Generalized System of Preferences (“GSP”) duty-free status at the end of calendar year 2020. In addition, the macroeconomic environment has been further challenged by inflationary pressures, including high gas prices, interest rates, and other related factors that have impacted consumer discretionary spending. We have also seen a trend of steeply increasing digital media costs.

To mitigate some of these inflationary and supply chain pressures, we implemented strategic price increases across both of our brands in late fiscal 2022 through fiscal 2024. We will continue to monitor our pricing as it relates to the current macroeconomic trends. In addition, in fiscal 2023 and 2024, we implemented targeted cost reductions across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. We will continue to review our expense structure in future years for additional cost reduction opportunities.

We continue to actively monitor the changing macroeconomic circumstances and take mitigating actions where appropriate. Ongoing macroeconomic pressures could have a material adverse effect on our liquidity, operating results, and financial condition.

Results of Operations
The following tables summarize key components of our consolidated results of operations for the last three fiscal years, both in dollars and as a percentage of our net revenues.

	Fiscal Year Ended (1)
($ in thousands)	February 3, 2024	January 28, 2023	January 29, 2022
Statement of Income (Loss) Data:
Net revenues	$470,786	$499,961	$540,453
Cost of sales	214,373	261,017	252,510
Gross profit	256,413	238,944	287,943
Selling, general, and administrative expenses (2)	241,457	265,016	261,993
Impairment of goodwill and intangible assets	5,429	69,256	—
Other income, net	915	457	961
Operating income (loss)	10,442	(94,871)	26,911
Interest income (expense), net	890	(153)	(263)
Income (loss) before income taxes	11,332	(95,024)	26,648
Income tax expense (benefit)	3,494	(15,640)	6,430
Net income (loss)	7,838	(79,384)	20,218
Less: Net (loss) income attributable to redeemable noncontrolling interest	—	(19,649)	2,380
Net income (loss) attributable to Vera Bradley, Inc.	$7,838	$(59,735)	$17,838
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	45.5%	52.2%	46.7%
Gross profit	54.5%	47.8%	53.3%
Selling, general, and administrative expenses	51.3%	53.0%	48.5%
Impairment of goodwill and intangible assets	1.2%	13.9%	—%
Other income, net	0.2%	0.1%	0.2%
Operating income (loss)	2.2%	(19.0)%	5.0%
Interest income (expense), net	0.2%	—%	—%
Income (loss) before income taxes	2.4%	(19.0)%	4.9%
Income tax expense (benefit)	0.7%	(3.1)%	1.2%
Net income (loss)	1.7%	(15.9)%	3.7%
Less: Net (loss) income attributable to redeemable noncontrolling interest	—%	(3.9)%	0.4%
Net income (loss) attributable to Vera Bradley, Inc.	1.7%	(11.9)%	3.3%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and Vera Bradley full-line and outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	February 3, 2024	January 28, 2023	January 29, 2022
Net Revenues by Segment:
VB Direct	$309,910	$328,231	$354,875
VB Indirect	73,803	73,316	66,001
Pura Vida	87,073	98,414	119,577
Total	$470,786	$499,961	$540,453
Percentage of Net Revenues by Segment:
VB Direct	65.8%	65.6%	65.7%
VB Indirect	15.7%	14.7%	12.2%
Pura Vida	18.5%	19.7%	22.1%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Vera Bradley Store Data (3):
Total stores opened during period	3	5	6
Total stores closed during period	(9)	(20)	(5)
Total stores open at end of period	124	130	145
Comparable sales (including e-commerce) decrease (4)	(7.1)%	(9.5)%	NM
Total gross square footage at end of period	375,198	381,664	397,037
Average net revenues per gross square foot (5)	$518	$555	$633

(1)The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal year 2024 consisted of 53 weeks. Fiscal years 2023 and 2022 consisted of 52 weeks. The extra week in fiscal 2024 contributed approximately $6.0 million in net revenues and added an estimated $0.01 to diluted net income per share in fiscal 2024. By segment, the extra week contributed net revenues of approximately $2.8 million to Direct, $2.1 million to Indirect, and $1.1 million to Pura Vida in fiscal 2024.
(2)Impairment charges, related primarily to underperforming stores, totaled $1.4 million, and $0.1 million during the fiscal years ended January 28, 2023, and January 29, 2022, respectively. There were no store impairment charges in fiscal 2024.
(3)Includes Vera Bradley full-line and outlet stores.
(4)Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Decrease is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage. As a result of Vera Bradley retail stores being temporarily closed for approximately half of the first and second quarters of fiscal 2021, comparable sales were not meaningful and were therefore not provided for fiscal year 2022. Calculation excludes sales for the fifty-third week in fiscal 2024.
(5)Dollars not in thousands. Average net revenues per gross square foot are calculated by dividing total net revenues for our stores that have been open at least 12 full fiscal months as of the end of the period by total gross square footage for those stores. Remodeled stores are included in average net revenues per gross square foot unless the store was closed for a portion of the period. Calculation excludes sales for the fifty-third week in fiscal 2024.

Fiscal 2024 Compared to Fiscal 2023
Net Revenues
For fiscal 2024, net revenues decreased $29.2 million, or 5.8%, to $470.8 million, from $500.0 million for fiscal 2023.
VB Direct. For fiscal 2024, net revenues decreased $18.3 million, or 5.6%, to $309.9 million, from $328.2 million for fiscal 2023. Vera Bradley comparable sales decreased $22.8 million, or 7.1%, which includes a 9.6% decrease in comparable store sales as well as a 2.6% decrease in e-commerce sales. This comparable sales decrease was partially offset by sales from our stores with non-comparable periods, including three outlet stores that opened in the current fiscal year and the return of the Annual Outlet Sale. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the outlet channel. These decreases were partially offset by price increases on certain merchandise in the current-year. Fiscal 2024 net revenues also include approximately $2.8 million attributed to the extra week in fiscal 2024.
VB Indirect. For fiscal 2024, net revenues increased $0.5 million, or 0.7%, to $73.8 million, from $73.3 million for fiscal 2023, reflecting an increase in certain key account orders, partially offset by a decline in sales to certain specialty partners. Fiscal 2024 net revenues also include approximately $2.1 million attributed to the extra week in fiscal 2024.
Pura Vida. For fiscal 2024, net revenues decreased $11.3 million, or 11.5%, to $87.1 million, from $98.4 million for fiscal 2023. The decrease was primarily due to a decline of $10.4 million in e-commerce sales due to a continued decline in social and digital media effectiveness, as well as a decline of $3.5 million in wholesale sales. These decreases were partially offset by an increase in retail store sales. Fiscal 2024 net revenues also include approximately $1.1 million attributed to the extra week in fiscal 2024.
Gross Profit
For fiscal 2024, gross profit increased $17.4 million, or 7.3%, to $256.4 million, from $239.0 million for fiscal 2023. As a percentage of net revenues, gross profit increased to 54.5% for fiscal 2024, from 47.8% for fiscal 2023. Fiscal 2024 gross profit as a percentage of net revenues was favorably impacted by lower year-over-year inventory reserve charges, lower year-over-year inbound and outbound freight expense, lower supply chain costs, and the sell-through of previously-reserved inventory, partially offset by an increase in promotional activity.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2024, SG&A expenses decreased $23.5 million, or 8.9%, to $241.5 million, from $265.0 million for fiscal 2023. As a percentage of net revenues, SG&A expenses were 51.3% and 53.0% for fiscal 2024 and fiscal 2023, respectively. SG&A expenses related to Vera Bradley and corporate unallocated were $192.1 million compared to $211.6 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $49.4 million compared to $53.4 million in the comparable prior-year period. The decrease in consolidated SG&A expenses for fiscal 2024 was primarily due to a decrease in employee-related expenses of $6.4 million due to a reduction in headcount, partially offset by an increase in incentive compensation; a decrease in severance charges of $6.3 million, which includes severance related to our CFO transition in the current year more than offset by the retirement severance related to our former CEO in the prior year; a $4.2 million decrease in professional expenses, a portion of which were associated with cost savings initiatives and other professional fees that did not recur in the current year; $1.4 million related to store and lease right-of-use asset impairment charges in the prior year that did not recur in the current year; and $5.2 million in other net expense reductions which included spending reductions related to information technology contracts, visual merchandising, and other expenses.
Impairment of Goodwill and Intangible Assets
Fiscal 2024 included a $5.4 million charge for impairment of the indefinite-lived Pura Vida brand intangible asset, which is reflected within the Pura Vida segment. A $69.3 million impairment charge of goodwill and intangible assets related to Pura Vida goodwill and the indefinite-lived Pura Vida brand intangible asset was recorded in fiscal 2023 within the Pura Vida segment. For additional information, refer to Goodwill and Other Intangible Assets herein.
Other Income, Net
For fiscal 2024, net other income increased $0.5 million to $0.9 million, from $0.5 million for fiscal 2023. The increase in net other income was primarily due to a legal settlement in the current year that did not occur in the prior year, ticket sales from the Vera Bradley annual outlet sale, and sublease income.
Operating Income (Loss)
For fiscal 2024, operating income increased $105.3 million, or 111.0%, to $10.4 million from an operating loss of $(94.9) million for fiscal 2023. As a percentage of net revenues, operating income (loss) was 2.2% and (19.0)% for fiscal 2024 and fiscal 2023, respectively. Operating income increased due to the factors described above.

The following table provides additional information about our operating income (loss) (in thousands):

	Fiscal Year Ended		$ Change	% Change
	February 3, 2024	January 28, 2023
Operating Income (Loss):
VB Direct	$61,873	$51,097	$10,776	21.1%
VB Indirect	24,279	22,965	1,314	5.7%
Pura Vida	(2,321)	(78,591)	76,270	97.0%
Less: Unallocated corporate expenses	(73,389)	(90,342)	16,953	18.8%
Operating income (loss)	$10,442	$(94,871)	$105,313	111.0%
VB Direct. For fiscal 2024, operating income increased $10.8 million, or 21.1%. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 20.0% and 15.6% for fiscals 2024 and 2023, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues as described above; a decrease in employee-related expenses due to closed stores and cost savings initiatives; store impairment charges in the prior year that did not recur in the current year; and a reduction in spending associated with merchandising, professional fees, and other variable expenses.
VB Indirect. For fiscal 2024, operating income increased $1.3 million, or 5.7%. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 32.9% and 31.3% for fiscals 2024 and 2023, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was due to an increase in gross margin as a percentage of net revenues as described above, as well as decreased SG&A expenses.
Pura Vida. For fiscal 2024, operating loss decreased $76.3 million, or 97%. As a percentage of Pura Vida segment net revenues, operating loss in the Pura Vida segment was (2.7)% and (79.9)% for fiscals 2024 and 2023, respectively. The decrease in operating loss was primarily due to goodwill and indefinite-lived Pura Vida brand impairment charges in fiscal 2023 of $44.3 million and $25.0 million, respectively, compared to Pura Vida brand impairment charges of $5.4 million in fiscal 2024; a decrease in marketing and advertising expenses; a decrease in employee-related expenses due to headcount reductions and cost savings initiatives; and an increase in gross margin as a percentage of net revenues as described above.
Corporate Unallocated. For fiscal 2024, corporate unallocated expenses decreased $17.0 million, or 18.8% to $73.4 million from $90.3 million in the prior-year period. The decrease in corporate unallocated expenses was primarily due to a decrease in severance charges of $6.8 million which includes severance related to our CFO transition in the current year more than offset by the retirement severance related to our former CEO in the prior year; a decrease of $4.3 million a portion of which were associated with cost savings initiatives and other professional fees that did not recur in the current year; a reduction in employee-related expenses of $2.9 million primarily related to lower headcount, partially offset by an increase in incentive compensation; $0.6 million for a lease right-of-use asset charge in the prior year that did not recur in the current year; and $2.4 million in other net corporate expense reductions including a reduction in information technology contracts, corporate advertising expense, and other corporate expenses.
Interest Income (Expense), Net
For fiscal 2024, net interest income totaled $0.9 million compared to net interest expense of $0.2 million in fiscal 2023, attributed to an increase in money market fund investments in fiscal 2024.
Income Tax Expense (Benefit)
For fiscal 2024, we recorded income tax expense of $3.5 million at an effective tax rate of 30.8%, compared to income tax benefit of $15.6 million at an effective tax rate of 16.5% for fiscal 2023. The effective tax rate increase was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of stock-based compensation, noncontrolling interest in the prior-year period, and non-deductible executive compensation.

Net Income (Loss)
For fiscal 2024, net income increased $87.2 million to $7.8 million from a net loss of $(79.4) million in fiscal 2023 due to the factors described in the captions above.
Net Loss Attributable to Redeemable Noncontrolling Interest
For fiscal 2023, net loss attributable to redeemable noncontrolling interest was $(19.6) million. This represents the allocation of the Pura Vida net (loss) income to the noncontrolling interest. On January 30, 2023, we purchased the remaining 25% interest in Pura Vida resulting in 100% ownership. As a result, there was no noncontrolling interest for the current-year period.
Net Income (Loss) Attributable to Vera Bradley, Inc.
For fiscal 2024, net income attributable to Vera Bradley, Inc. increased $67.5 million to $7.8 million from net loss attributable to Vera Bradley, Inc. of $(59.7) million in fiscal 2023 due to the factors described in the captions above.

Fiscal 2023 Compared to Fiscal 2022
Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2023, for a comparison of fiscal 2023 to fiscal 2022 operating results.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash and cash equivalents and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding under the Credit Agreement as of February 3, 2024. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net cash provided by (used in) operating activities	$47,993	$(13,421)	$39,861
Net cash used in investing activities	(13,770)	(8,239)	(4,154)
Net cash used in financing activities	(3,548)	(20,105)	(11,413)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash provided by operating activities was $48.0 million during fiscal 2024, as compared to net cash used in operating activities of $13.4 million during fiscal 2023. The increase in cash provided by operating activities was primarily related to an increase in net income of $87.2 million and a non-cash change in deferred income taxes of $19.4 million, partially offset by a change in non-cash impairments of $65.2 million. An additional source of operating cash included changes in net working capital of $19.2 million. Net working capital changes include an increase in sources of cash from inventories, accounts receivable and accounts payable, partially offset by increases in use of cash from prepaid expenses and other assets and income taxes.

Net Cash Used in Investing Activities
Investing activities consisted primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $13.8 million in fiscal 2024, compared to $8.2 million in fiscal 2023. The increase in cash used in investing activities was primarily a result of the of the purchase of the remaining 25% interest in Pura Vida for $10.0 million, partially offset by a decline in property, plant, and equipment spending primarily as a result of a lower amount of new store construction in the current year and Vera Bradley store relocations in the prior year that did not recur.
Capital expenditures for fiscal 2025 are expected to be approximately $12 million to $14 million, related to planned investments associated with new and remodeled stores and technology and logistics enhancements.
Net Cash Used in Financing Activities
Net cash used in financing activities was $3.5 million in fiscal 2024 compared to $20.1 million in fiscal 2023. The decrease in cash used in financing activities was primarily due to a decrease in repurchases of common stock of $15.9 million.
Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2023, for a comparison of fiscal 2023 to fiscal 2022 cash flow activity.
Credit Agreement
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. On August 3, 2023, certain subsidiaries of the Company, JP Morgan Chase Bank, N.A., as the administrative agent, and lenders from time to time party thereto, entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Borrowings under the credit facilities are available to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC, Vera Bradley Sales, LLC, and Creative Genius, LLC (collectively, the “Named Subsidiaries”). The Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $50.0 million.
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
•Commitments for capital expenditures;
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

We evaluate the development and selection of our critical accounting policies and estimates and believe that the following policies and estimates involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. Our historical results for the periods presented in the consolidated financial statements, however, have not been materially impacted by such variances. More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.
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
The balance of inventory adjustments was $8.1 million and $16.5 million for these matters as of the fiscal years ended February 3, 2024, and January 28, 2023, respectively. The decrease in the balance was primarily related to the destruction of reserved product and the sell through of reserved inventory in fiscal 2024. The fiscal 2023 balance included adjustments for excess Pura Vida inventory and excess mask inventory, the exit of certain technology products, and valuation adjustments to write discounted inventory down to its net realizable value.
We believe we have the ability to sell some of our retired finished goods through a number of channels, including our Vera Bradley and Pura Vida websites, the Vera Bradley online outlet site, Vera Bradley outlet stores, the Vera Bradley Annual Outlet Sale, and through third-party liquidators as needed.
Valuation of Long-lived Assets
Property, plant, and equipment and operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In evaluating an asset group for recoverability, we estimate the future cash flows expected to result from the use of the asset group at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset group is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $1.4 million, and $0.1 million for the periods ended January 28, 2023, and January 29, 2022, respectively. No impairment charges were recorded in fiscal 2024.
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

Goodwill and Other Intangible Assets
As of February 3, 2024 identifiable intangible assets consisted of the Pura Vida brand and customer relationships. Prior to fiscal 2024, the Company performed an annual impairment test for its goodwill. Goodwill was fully impaired during fiscal 2023, leaving no balance. Our Pura Vida brand, an indefinite-lived asset, is not amortized but assessed for impairment at least annually or whenever events or circumstances indicate that the brand may be impaired. The Pura Vida customer relationship, a definite-lived intangible asset, is amortized over its estimated useful life and is also subject to impairment testing, similar to the Company’s other long-lived assets.
Our annual intangible asset impairment test may be completed through a qualitative assessment to determine if the fair value of the Pura Vida brand is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of the Pura Vida brand, with any excess recognized as an impairment loss. Fair value is estimated using a relief-from-royalty method. The estimates and assumptions used in the determination of the fair value of the Pura Vida brand include the projected revenue growth, long-term growth rate, the royalty rate, and discount rate.
As of February 3, 2024, the carrying value of the Pura Vida brand was $6.2 million. The Company performed a quantitative analysis of the Pura Vida brand for the annual impairment test in the second quarter of fiscal 2024, at which time no impairment was recorded. Subsequent to the annual impairment test, due to triggering events, the Company performed an additional quantitative analysis and recorded an impairment charge of $5.4 million in the fourth quarter of fiscal 2024, further described in Note 15 herein.
For the annual impairment analysis performed during fiscal 2023, the Company performed a quantitative analysis, as well as subsequent analyses due to triggering events, further described in Note 15 of the Notes to the Consolidated Financial Statements herein. Impairment charges of $44.3 million and $25.0 million were recorded during fiscal 2023 for goodwill and the Pura Vida brand, respectively.
The estimated fair value of the Pura Vida brand is subject to change as a result of many factors, including changing economic conditions. Should actual and estimated cash flows change from the estimates we used in our fiscal 2024 impairment analysis, we may record additional impairment charges in future years.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our asset-based revolving credit agreement (the “Credit Agreement”). The Credit Agreement allows for a revolving credit commitment of $75.0 million, bearing interest at a variable rate, based on a per annum rate equal to either i) for CBFR borrowings (including swingline loans), the CB Floating Rate, where the CB Floating Rate is the greater of the prime rate or 2.5%, plus the Applicable Rate, where the Applicable Rate is a percentage spread ranging from -1.25% to -1.50%, (ii) for each Term Benchmark Borrowing, the Adjusted Term SOFR Rate, where the Adjusted Term SOFR Rate is the Term SOFR rate for such interest period plus 0.10% for the interest period in effect for such borrowing, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.25% to 1.50%, or (iii) for RFR Loans, the Adjusted Daily Simple SOFR Rate, where the Adjusted Daily Simple SOFR Rate is equal to the Daily Simple SOFR plus 0.10%, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.25% to 1.50%. The applicable CB Floating Rate, Adjusted Term SOFR Rate, Term SOFR Rate, Daily Simple SOFR, and Adjusted Daily Simple SOFR shall be determined by the administrative agent. Assuming borrowings available under the Credit Agreement are fully extended at $75.0 million, each quarter point increase or decrease in the interest rate would change our annual interest expense by approximately $0.2 million.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries (the "Company") as of February 3, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or was required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Indefinite-Lived Intangible Assets – Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
The Company’s quantitative analysis of the indefinite‐lived Pura Vida brand asset (“Pura Vida brand”) for impairment involves the comparison of the fair value of the Pura Vida brand asset to its carrying value. The Company used the relief‐from‐royalty method to estimate the fair value of the Pura Vida brand, which required management to make significant estimates and assumptions related to the projected revenue growth, royalty rate and discount rate. The carrying value of the Pura Vida brand was $6.2 million as of February 3, 2024. The carrying value of the Pura Vida brand exceeded the fair value during fiscal 2024 and, therefore, impairment of $5.4 million was recognized during the year ended February 3, 2024.
We identified the impairment analysis of the Pura Vida brand as a critical audit matter because of the significant judgments made by management to estimate the fair value of this indefinite‐lived asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions particularly related to the projected revenue growth, royalty rate, and discount rate.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected revenue growth, royalty rate, and discount rate for the Pura Vida brand included the following, among others:
1. We tested the effectiveness of controls over management’s brand impairment analysis, including those over the determination of the fair value, such as controls related to management’s forecasts of projected revenue growth, selection of royalty rate, and selection of discount rates.
2. We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
3. We evaluated the reasonableness of management’s projected revenue growth by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports.
4. With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, and (2) discount rate and royalty rate by:
a. Assessing the appropriateness of the valuation methodology used to determine the discount rate and royalty rate.
b. Testing the underlying source information and the mathematical accuracy of the calculations.
c. Developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 29, 2024

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vera Bradley, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vera Bradley, Inc. and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2024, of the Company and our report dated March 29, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 29, 2024

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$77,303	$46,595
Accounts receivable, net	17,112	22,105
Inventories	118,278	142,275
Income taxes receivable	461	1,311
Prepaid expenses and other current assets	12,803	14,276
Total current assets	225,957	226,562
Operating right-of-use assets	66,488	77,954
Property, plant, and equipment, net	54,256	58,674
Intangible assets, net	7,573	15,918
Deferred income taxes	20,355	21,542
Other assets	6,157	3,851
Total assets	$380,786	$404,501
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,155	$20,350
Accrued employment costs	12,944	14,312
Short-term operating lease liabilities	18,452	19,714
Other accrued liabilities	12,070	12,723
Income taxes payable	640	558
Total current liabilities	58,261	67,657
Long-term operating lease liabilities	62,552	74,664
Other long-term liabilities	44	90
Total liabilities	120,857	142,411
Commitments and contingencies
Redeemable noncontrolling interest	—	10,712
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,253 and 42,846 shares issued and 30,814 and 30,766 outstanding, respectively	—	—
Additional paid-in capital	112,590	109,718
Retained earnings	282,467	274,629
Accumulated other comprehensive loss	(72)	(105)
Treasury stock	(135,056)	(132,864)
Total shareholders’ equity of Vera Bradley, Inc.	259,929	251,378
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$380,786	$404,501
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net revenues	$470,786	$499,961	$540,453
Cost of sales	214,373	261,017	252,510
Gross profit	256,413	238,944	287,943
Selling, general, and administrative expenses	241,457	265,016	261,993
Impairment of goodwill and intangible assets	5,429	69,256	—
Other income, net	915	457	961
Operating income (loss)	10,442	(94,871)	26,911
Interest income (expense), net	890	(153)	(263)
Income (loss) before income taxes	11,332	(95,024)	26,648
Income tax expense (benefit)	3,494	(15,640)	6,430
Net income (loss)	7,838	(79,384)	20,218
Less: Net (loss) income attributable to redeemable noncontrolling interest	—	(19,649)	2,380
Net income (loss) attributable to Vera Bradley, Inc.	$7,838	$(59,735)	$17,838

Basic weighted-average shares outstanding	30,833	31,503	33,785
Diluted weighted-average shares outstanding	31,314	31,503	34,437

Basic net income (loss) per share attributable to Vera Bradley, Inc. common shareholders	$0.25	$(1.90)	$0.53
Diluted net income (loss) per share attributable to Vera Bradley, Inc. common shareholders	$0.25	$(1.90)	$0.52
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net income (loss)	$7,838	$(79,384)	$20,218
Unrealized loss on available for sale debt investments	—	—	(4)
Cumulative translation adjustment	33	(76)	(33)
Comprehensive income (loss), net of tax	7,871	(79,460)	20,181
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest	—	(19,649)	2,380
Comprehensive income (loss) attributable to Vera Bradley, Inc.	$7,871	$(59,811)	$17,801
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 30, 2021	33,414,490	8,393,207	$105,433	$316,526	$8	$(107,060)	$314,907
Net income attributable to Vera Bradley, Inc.	—	—	—	17,838	—	—	17,838
Translation adjustments	—	—	—	—	(33)	—	(33)
Unrealized loss on available for sale investments	—	—	—	—	(4)	—	(4)
Restricted shares vested, net of repurchase for taxes	621,474	—	(2,456)	—	—	—	(2,456)
Stock-based compensation	—	—	4,930	—	—	—	4,930
Treasury stock purchased	(865,534)	865,534	—	—	—	(7,742)	(7,742)
Balance at January 29, 2022	33,170,430	9,258,741	$107,907	$334,364	$(29)	$(114,802)	$327,440
Net loss attributable to Vera Bradley, Inc.	—	—	—	(59,735)	—	—	(59,735)
Translation adjustments	—	—	—	—	(76)	—	(76)
Restricted shares vested, net of repurchase for taxes	416,543	—	(1,430)	—	—	—	(1,430)
Stock-based compensation	—	—	3,241	—	—	—	3,241
Treasury stock purchased	(2,820,949)	2,820,949	—	—	—	(18,062)	(18,062)
Balance at January 28, 2023	30,766,024	12,079,690	$109,718	$274,629	$(105)	$(132,864)	$251,378
Net income attributable to Vera Bradley, Inc.	—	—	—	7,838	—	—	7,838
Translation adjustments	—	—	—	—	33	—	33
Restricted shares vested, net of repurchase for taxes	407,146	—	(1,356)	—	—	—	(1,356)
Stock-based compensation	—	—	2,942	—	—	—	2,942
Treasury stock purchased	(359,554)	359,554	—	—	—	(2,192)	(2,192)
Purchase of noncontrolling interest equity adjustment	—	—	1,286	—	—	—	1,286
Balance at February 3, 2024	30,813,616	12,439,244	$112,590	$282,467	$(72)	$(135,056)	$259,929
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash flows from operating activities
Net income (loss)	$7,838	$(79,384)	$20,218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	7,968	8,854	9,315
Amortization of operating right-of-use assets	21,021	21,543	20,521
Goodwill and intangible asset impairment	5,429	69,256	—
Other impairment charges	—	1,351	85
Amortization of intangible assets	2,916	3,303	3,073
Provision for doubtful accounts	322	(77)	101
Stock-based compensation	2,942	3,241	4,930
Deferred income taxes	1,761	(17,685)	(327)
Other non-cash charges, net	7	6	(37)
Changes in assets and liabilities:
Accounts receivable	4,671	(1,347)	6,761
Inventories	23,997	2,606	(3,465)
Prepaid expenses and other assets	(833)	3,882	2,215
Accounts payable	(5,989)	(10,223)	3,210
Income taxes	932	8,638	(2,340)
Operating lease liabilities, net	(22,929)	(25,398)	(25,961)
Accrued and other liabilities	(2,060)	(1,987)	1,562
Net cash provided by (used in) operating activities	47,993	(13,421)	39,861
Cash flows from investing activities
Purchases of property, plant, and equipment	(3,770)	(8,239)	(5,489)
Proceeds from maturities and sales of investments	—	—	1,290
Cash paid for business acquisition	(10,000)	—	—
Proceeds from disposal of property, plant, and equipment	—	—	45
Net cash used in investing activities	(13,770)	(8,239)	(4,154)
Cash flows from financing activities
Tax withholdings for equity compensation	(1,356)	(1,430)	(2,456)
Repurchase of common stock	(2,192)	(18,062)	(7,742)
Distributions to redeemable noncontrolling interest	—	(613)	(1,215)
Net cash used in financing activities	(3,548)	(20,105)	(11,413)
Effect of exchange rate changes on cash and cash equivalents	33	(76)	(33)
Net increase (decrease) in cash and cash equivalents	30,708	(41,841)	24,261
Cash and cash equivalents, beginning of period	46,595	88,436	64,175
Cash and cash equivalents, end of period	$77,303	$46,595	$88,436

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(continued)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Supplemental disclosure of cash-flow information
Cash paid (received) for income taxes, net	$837	$(6,573)	$9,083
Cash paid for interest	$145	$88	$293
Supplemental disclosure of non-cash activity
Non-cash investing activities
Purchases of property, plant, and equipment incurred but not yet paid	$150	$363	$250
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
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”). On January 30, 2023, the Company purchased the remaining 25% interest in Pura Vida. Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories.
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; verabradley.com; outlet.verabradley.com; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of February 3, 2024, the Company operated 43 full-line stores and 81 outlet stores. In light of the COVID-19 pandemic, the Company cancelled its calendar year 2022 and 2021 annual outlet sales. The sale resumed in calendar year 2023.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 1,600 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida websites (www.puravidabracelets.com, www.puravidabracelets.ca, and www.puravidabracelets.eu); the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through its five retail stores.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal year 2024, ending on February 3, 2024 reflected a 53-week period. Fiscal years 2023 and 2022, ending on January 28, 2023 and January 29, 2022 respectively, each reflected a 52-week period.

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
The Company collects payment at the point of sale for Vera Bradley and Pura Vida full-line and outlet store transactions, upon shipment for Vera Bradley e-commerce transactions, and upon purchase for Pura Vida e-commerce transactions. The Company generally collects payment in arrears in accordance with established payment terms for each customer within the VB Indirect segment and for Pura Vida wholesale retailers.
Historical experience provides the Company the ability to reasonably estimate the amount of product sales that customers will return. Product returns are often resalable through multiple channels. Additionally, the Company reserves for customer allowances for certain VB Indirect retailers based upon various contract terms and other potential product credits granted to VB Indirect retailers.
The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken / Written Off	Balance at End of Year
Fiscal year ended February 3, 2024	$1,801	$9,697	$(10,076)	$1,422
Fiscal year ended January 28, 2023	1,582	12,320	(12,101)	1,801
Fiscal year ended January 29, 2022	1,714	17,043	(17,175)	1,582
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $1.1 million and $0.8 million as of February 3, 2024 and January 28, 2023, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.
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
Business Combination
In connection with a business combination, the Company records the identifiable assets acquired, liabilities assumed, contingent consideration liabilities, if any, and any noncontrolling interest in the acquiree at their acquisition-date fair values. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. Refer to Note 14 herein for additional information regarding the noncontrolling interest in Pura Vida as of February 3, 2024.
These fair value assessments require management judgment and include the use of significant estimates and assumptions including future cash flows, discount and other market rates, and asset lives, among other items.
Goodwill and Other Intangible Assets
As of February 3, 2024 identifiable intangible assets consisted of the Pura Vida brand and customer relationships. Goodwill was fully impaired during fiscal 2023, leaving no balance. Our Pura Vida brand, an indefinite-lived asset, is not amortized but assessed for impairment at least annually or whenever events or circumstances indicate that the brand may be impaired. The Pura Vida customer relationship, a definite-lived intangible asset, is amortized over its estimated useful life and is also subject to impairment testing, similar to the Company’s other long-lived assets.
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
Prior to fiscal 2024, the Company performed an annual impairment test for its goodwill.
As of February 3, 2024, the carrying value of the Pura Vida brand was $6.2 million. For the annual impairment analysis performed in the second quarter of fiscal 2024, the Company performed a quantitative analysis and no impairment was recorded. Subsequent to the annual impairment test, the Company performed an additional quantitative analysis of the carrying value of the Pura Vida brand due to triggering events and recorded an impairment charge of $5.4 million during the fourth quarter of fiscal 2024, further described in Note 15 herein.
For the annual impairment analysis performed during fiscal 2023, the Company performed a quantitative analysis, as well as subsequent analyses due to triggering events, further described in Note 15 herein. Impairment charges of $44.3 million and $25.0 million were recorded during fiscal 2023 for goodwill and the Pura Vida brand, respectively.
The estimated fair value of the Pura Vida brand is subject to change as a result of many factors, including changing economic conditions. Should actual and estimated cash flows change from the estimates we used in our fiscal 2024 impairment analysis, we may record additional impairment charges in future years.
Redeemable Noncontrolling Interest
On July 16, 2019, as contemplated by the Interest Purchase Agreement, the Company and certain of its subsidiaries and the owners of the remaining twenty-five percent (25%) ownership interest in Pura Vida (the “Sellers”) which was not acquired by the Company (the “Remaining Pura Vida Interest”) entered into a Put/Call Agreement (the “Put/Call Agreement”). Pursuant to the Put/Call Agreement, and subject to the terms and conditions thereof, the Sellers had the right to sell all of the Remaining Pura Vida Interest to the Company, and the Company had the right to purchase all of the Remaining Pura Vida Interests from Sellers, in each case generally at any time following the fifth anniversary of the closing date of the transaction until the tenth anniversary thereof. The purchase price for any Remaining Pura Vida Interest put to, or called

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
by, the Company was determined based on the arithmetic average of a multiple of adjusted EBITDA of Pura Vida and a multiple of adjusted EBITDA of the Company, as defined in the Put/Call Agreement, over the twelve-month period ending on the last day of the month immediately preceding the month in which an exercise notice was delivered by a relevant party. In the event of a change in control of the Company, the parties had the right to exercise a portion of their put and call rights prior to the fifth anniversary of the closing date (as defined in the Put/Call Agreement).
As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within its Consolidated Balance Sheets initially at its acquisition-date fair value. The noncontrolling interest was adjusted each reporting period for income (or loss) attributable to the noncontrolling interest. A measurement period adjustment, if any, was then made to adjust the noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments were recognized through retained earnings and were not reflected in net income or net income attributable to Vera Bradley, Inc. When calculating earnings per share attributable to Vera Bradley, Inc., the Company adjusted net income attributable to Vera Bradley, Inc. for the measurement period adjustment to the extent the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis. The fair value of the noncontrolling interest was estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. The reporting unit’s discounted cash flow analysis required significant management judgment with respect to revenue, total direct costs, selling, general, and administrative expenses, capital expenditures, and the selection and use of an appropriate discount rate. The projected revenue and expense assumptions and capital expenditures were based on our annual and long-term business plans. Discount rates reflected market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations.
On January 23, 2023, the Company and certain of its subsidiaries entered into an Interest Purchase Agreement (the “Interest Purchase Agreement”) with Creative Genius Holdings, Inc. a California corporation, Creative Genius Investments, Inc., a California corporation, Griffin Thall and Paul Goodman (collectively “Sellers”) to purchase the remaining 25% of the outstanding membership interests (the "Remaining Pura Vida Interests") of Pura Vida. The closing date of the Transaction was January 30, 2023.
Pursuant to the Interest Purchase Agreement, and subject to the terms and conditions thereof, on the closing date, the Company indirectly acquired the Remaining Pura Vida Interests (the “Transaction”) in exchange for cash consideration consisting of approximately $10 million payable at closing, subject to certain adjustments. The Transaction was not subject to financing conditions. The Company’s existing available cash and cash equivalents funded the purchase price. Following completion of the Transaction, the Company owned one hundred percent (100%) of the ownership interests in Pura Vida. The Interest Purchase Agreement also included certain non-competition and customer, supplier and employee non-solicitation and non-interference covenants from the Sellers in favor of the Company during the four-year period beginning on the closing date of the Transaction.
The Interest Purchase Agreement provides that, as of the closing of the Transaction, all rights and obligations of the Company and the Sellers under any agreements among the parties, including the Put/Call Agreement, were terminated.
As a result of the Transaction, the Company recorded a decrease to redeemable noncontrolling interest of $10.7 million. The difference between the fair value of the consideration paid and the balance of the redeemable noncontrolling interest resulted in $0.7 million recognized in additional paid-in capital (“APIC”) during fiscal 2024. In addition, there was an APIC adjustment of $0.6 million related to deferred income taxes for the purchase of the redeemable noncontrolling interest. The total APIC adjustment for this matter during fiscal 2024 was $1.3 million.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Total advertising expense was as follows (in thousands):

Fiscal year ended February 3, 2024	$54,999
Fiscal year ended January 28, 2023	54,941
Fiscal year ended January 29, 2022	61,223
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable as of February 3, 2024 and January 28, 2023, approximated their fair values.
The following table details the fair value measurements of the Company’s investments as of February 3, 2024 and January 28, 2023 (in thousands):

	Level 1		Level 2		Level 3
	February 3, 2024	January 28, 2023	February 3, 2024	January 28, 2023	February 3, 2024	January 28, 2023
Cash equivalents (1)	$55,262	$360	$—	$—	$—	$—

(1) Cash equivalents primarily represent money market funds that have a maturity of three months or less at the date of purchase. Due to its short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $1.4 million and $0.1 million in impairment charges primarily related to store assets including property, plant, and equipment and lease right-of-use assets during the fiscal years ended January 28, 2023, and January 29, 2022, respectively. No impairment charges were recorded in fiscal 2024 for long-lived assets.
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. Refer to Note 15 herein regarding the Pura Vida Brand impairment test and fiscal 2024 impairments charges and the 2023 Pura Vida Brand and goodwill impairment test and fiscal 2023 impairment charges.
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
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $3.8 million and $6.4 million as of February 3, 2024 and January 28, 2023, respectively. Of this total, $2.8 million and $3.0 million was recorded within prepaid expenses and other current assets and $1.0 million and $3.4 million was recorded within other assets on the Company's Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023, respectively. The CCA implementation costs are recorded within operating activities in the Company's Consolidated Statements of Cash Flows.
Recently Issued Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-06, "Disclosure Improvements." The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The amendments in this ASU are effective for public business entities for interim periods beginning after June 30, 2027. The Company is currently evaluating the impacts of the provisions of ASU 2023-06.
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in additional required disclosures when adopted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not impact our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures". This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new standard is effective for fiscal years

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not impact our consolidated financial statements.

3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the fifty-three weeks ended February 3, 2024, and fifty-two weeks ended January 28, 2023 and January 29, 2022 (in thousands):

	Fifty-Three Weeks Ended
	February 3, 2024
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$119,705		$39,609		$407		$159,721
Travel	75,927		14,922		—		90,849
Accessories	52,930		9,547		82,731		145,208
Home	37,587		4,022		—		41,609
Apparel/Footwear	16,526		2,461		1,450		20,437
Other	7,235	(1)	3,242	(2)	2,485	(3)	12,962
Total net revenues	$309,910	(4)	$73,803	(5)	$87,073	(4)	$470,786

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $71.4 million of net revenues related to product sales recognized at a point in time and $2.4 million of net revenues related to sales-based royalties recognized over time.

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
(6) Includes mask sales.
Contract Balances
Contract liabilities as of February 3, 2024 and January 28, 2023, were $2.6 million and $3.2 million, respectively. The balance consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, and Pura Vida customer deposits and payments collected before shipment. These contract liabilities are recognized within other accrued liabilities on the Company’s Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of February 3, 2024 and January 28, 2023.
The balance for accounts receivable from contracts with customers, net of allowances, as of February 3, 2024 and January 28, 2023 was $16.4 million and $20.7 million, respectively, which is recognized within accounts receivable, net, on the Company’s Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million and $0.8 million as of February 3, 2024 and January 28, 2023, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of February 3, 2024.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
Concentration of Credit Risk
Five customers represented approximately 54.0% of the balance of accounts receivable, net as of February 3, 2024.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
4.    Leases
Nature of Leases
The Company has operating leases at all of its Vera Bradley and Pura Vida retail stores (including storage spaces), as well as for its New York office, the California Pura Vida office, Asia sourcing office, and showrooms. The Company does not have residual value guarantees, restrictions, or covenants imposed by leases.
Determination of Lease Terms
Retail store leases have remaining terms of up to 10 years as of February 3, 2024. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases generally have remaining terms of up to approximately three years as of February 3, 2024. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of February 3, 2024.
Variable Rental Payments
The Company's retail store leases contain variable rental payments based on each location's monthly gross sales, the majority of which have specified sales breakpoints. In addition, the majority of the Company's leases contain real estate taxes, common area maintenance, and similar items that are billed as pass-through charges from its landlords. These rental payments are not included in the measurement of the lease liability, but are recognized as variable lease cost in the period incurred.
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
Discount Rate
The weighted-average discount rate as of February 3, 2024 and January 28, 2023, was 4.8% and 4.6%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement or remeasurement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.
Leases Not Yet Commenced
As of February 3, 2024, the Company had one lease which was executed but for which it did not have control of the underlying asset; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. This lease contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $0.8 million and has a term of approximately 5 years commencing in fiscal year 2025.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Amounts Recognized in the Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Consolidated Statements of Operations for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022 (in thousands):

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Operating lease cost	$25,826	$25,118	$25,200
Variable lease cost	5,295	5,975	7,560
Short-term lease cost	578	476	515
Less: Sublease income (1)	(420)	(234)	—
Total lease cost	$31,279	$31,335	$33,275
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of February 3, 2024 and January 28, 2023 was 5.3 years and 5.4 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$29,554	$30,014	$33,517
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$9,859	$20,379	$11,584
Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of February 3, 2024 were as follows (in thousands):

Operating Leases
Fiscal 2025	$21,921
Fiscal 2026	19,123
Fiscal 2027	14,413
Fiscal 2028	10,962
Fiscal 2029	8,703
Thereafter	16,988
Total remaining obligations	92,110
Less: Interest	(11,105)
Present value of lease liabilities	$81,005

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
5.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Land and land improvements	$5,981	$5,981
Building and building improvements	46,203	46,276
Furniture, fixtures, leasehold improvements, computer equipment and software	86,584	86,180
Equipment and vehicles	28,493	28,528
Construction in progress	302	489
	167,563	167,454
Less: Accumulated depreciation and amortization	(113,307)	(108,780)
Property, plant, and equipment, net	$54,256	$58,674

Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges (in thousands):

Fiscal year ended February 3, 2024	$7,968
Fiscal year ended January 28, 2023	8,854
Fiscal year ended January 29, 2022	9,315

6.    Debt
As of February 3, 2024 and January 28, 2023, the Company had no borrowings outstanding and availability of $75.0 million under its Credit Agreement.
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
The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Any proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC, Vera Bradley Sales, LLC, and Creative Genius, LLC (collectively, the “Named Subsidiaries”). The Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $50.0 million.
Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to (i) for CBFR borrowings (including swingline loans), the CB Floating Rate, where the CB Floating Rate is the greater of the prime rate or 2.5%, plus the Applicable Rate, where the Applicable Rate is a percentage spread ranging from -1.25% to -1.50%, (ii) for each Term Benchmark Borrowing, the Adjusted Term SOFR Rate, where the Adjusted Term SOFR Rate is the Term SOFR rate for such interest period plus 0.10% for the interest period in effect for such borrowing, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.25% to 1.50%, or (iii) for RFR Loans, the Adjusted Daily Simple SOFR Rate, where the adjusted Daily Simple SOFR Rate is equal to the Daily Simple SOFR plus 0.10%, plus the Applicable Rate, where the Applicable Rate is a percentage ranging from 1.25% to 1.50% The applicable CB Floating Rate, Adjusted Term SOFR Rate, Term SOFR Rate, Daily Simple SOFR, and Adjusted Daily Simple SOFR shall be determined by the administrative agent. The Credit Agreement also requires VBD to pay a commitment fee for the unused portion of the revolving facility of up to 0.30% per annum.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
The Credit Agreement also requires the loan parties, as defined in the Credit Agreement, to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $9.4 million, and (B) 12.5% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the Credit Agreement.
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
The Credit Agreement matures in May 2028.

7.    Income Taxes
The components of the income tax expense (benefit) were as follows (in thousands):

	February 3, 2024	January 28, 2023	January 29, 2022
Current:
Federal	$918	$680	$5,923
Foreign	337	562	279
State	478	803	555
	1,733	2,045	6,757
Deferred:
Federal	1,322	(15,517)	(1,300)
State	439	(2,168)	973
	1,761	(17,685)	(327)
Total income tax expense (benefit)	$3,494	$(15,640)	$6,430

A breakdown of the Company’s income (loss) before income taxes is as follows (in thousands):

	February 3, 2024	January 28, 2023	January 29, 2022
Domestic	$9,159	$(98,539)	$24,881
Foreign	2,173	3,515	1,767
Total income (loss) before income taxes	$11,332	$(95,024)	$26,648

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the income tax expense (benefit) to the amount computed at the federal statutory rate is as follows (in thousands):

	February 3, 2024		January 28, 2023		January 29, 2022
Federal taxes at statutory rate	$2,380	21.0%	$(19,955)	21.0%	$5,596	21.0%
State and local income taxes, net of federal benefit	754	6.7	(1,063)	1.1	1,175	4.4
Impact related to redeemable noncontrolling interest	—	—	4,126	(4.3)	(508)	(1.9)
(Windfall) shortfall from stock-based compensation	(47)	(0.4)	271	(0.3)	(472)	(1.8)
Impact of foreign rate differential	(109)	(1.0)	(167)	0.2	(82)	(0.3)
Change in uncertain tax positions	(30)	(0.3)	(15)	—	32	0.1
Non-deductible executive compensation	487	4.3	1,150	(1.2)	471	1.8
Other	59	0.5	13	—	218	0.8
Total income tax expense (benefit)	$3,494	30.8%	$(15,640)	16.5%	$6,430	24.1%

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	February 3, 2024	January 28, 2023
Deferred tax assets:
Operating lease liabilities	$22,511	$25,262
Compensation and benefits	2,815	2,602
Inventories	4,122	2,298
Investment in subsidiary	12,904	14,595
Other	1,654	1,519
Subtotal deferred tax assets	44,006	46,276
Less: valuation allowances	(48)	(48)
Total deferred tax assets	43,958	46,228
Deferred tax liabilities:
Operating lease assets	(17,863)	(19,858)
Property, plant, and equipment	(2,930)	(2,966)
Other	(2,810)	(1,862)
Total deferred tax liabilities	(23,603)	(24,686)
Net deferred tax assets	$20,355	$21,542

The Company considered both positive and negative evidence to determine whether it was more likely than not that some, or all, of the deferred tax assets would not be realized in its valuation allowance assessment. Based on this assessment, the Company recorded immaterial valuation allowances as of February 3, 2024 and January 28, 2023

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	February 3, 2024	January 28, 2023	January 29, 2022
Beginning balance	$73	$92	$55
Net increases in unrecognized tax benefits as a result of current year activity	—	2	37
Lapse of statute of limitations	(34)	(21)	—
Ending balance	$39	$73	$92
As of February 3, 2024, the Company had an immaterial amount of total unrecognized tax benefits, net of federal benefit, that would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently not expected to decrease by a significant amount in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended January 28, 2023 and January 29, 2022. Unrecognized tax benefits are included within other long-term liabilities in the Company's Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2021 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2020 through the current fiscal year.

8.    Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $2.9 million, $3.2 million, and $4.9 million in the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.
Awards of Restricted-Stock Units
The Company reserved 3,000,000 shares of common stock for issuance or transfer under the 2020 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards.
During the fiscal year ended February 3, 2024, the Company granted a total of 753,454 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2020 Equity and Incentive Plan with an aggregate fair value of $4.4 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The following table summarizes information about restricted-stock units as of and for the year ended February 3, 2024 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 28, 2023	965	$5.74	523	$4.71
Granted	438	5.89	315	5.82
Change due to performance condition achievement	—	—	229	5.39
Vested	(529)	6.18	(94)	4.08
Forfeited	(191)	9.02	(133)	10.79
Nonvested units outstanding at February 3, 2024	683	$4.58	840	$4.42

As of February 3, 2024, there was $4.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.8 years, subject to meeting performance conditions. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2024 was $3.9 million.

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
10.    401(k) Profit Sharing Plan and Trust
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of February 3, 2024, January 28, 2023, and January 29, 2022, no discretionary profit sharing payments had been approved. The Company recognizes 401(k) Company contributions within cost of sales for employees related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other employees. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended February 3, 2024	$1,897
Fiscal year ended January 28, 2023	1,854
Fiscal year ended January 29, 2022	1,929

11.    Related-Party Transactions
Charitable Contributions. The Vera Bradley Foundation for Breast Cancer (the “Foundation”) was founded by one of the Company’s directors, who is also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.1 million as of February 3, 2024 and January 28, 2023. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended February 3, 2024	$139
Fiscal year ended January 28, 2023	191
Fiscal year ended January 29, 2022	160

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
12.    Earnings Per Share
Basic net income (loss) per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and restricted-stock units. The components of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Numerator:
Net income (loss)	$7,838	$(79,384)	$20,218
Less: Net (loss) income attributable to redeemable noncontrolling interest	—	(19,649)	2,380
Net income (loss) attributable to Vera Bradley, Inc.	$7,838	$(59,735)	$17,838

Denominator:
Weighted-average number of common shares (basic)	30,833	31,503	33,785
Dilutive effect of stock-based awards	481	—	652
Weighted-average number of common shares (diluted)	31,314	31,503	34,437

Net income (loss) per share attributable to Vera Bradley, Inc.:
Basic	$0.25	$(1.90)	$0.53
Diluted	$0.25	$(1.90)	$0.52

As of February 3, 2024, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. The diluted share calculations include performance-based restricted stock units for completed performance periods.
As of January 28, 2023, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.
As of January 29, 2022, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive. The diluted share calculations include performance-based restricted stock units for completed performance periods.

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
During the fiscal year ended February 3, 2024, the Company purchased and held 359,554 shares at an average price of $6.10 per share, excluding commissions, for an aggregate amount of $2.2 million, under the 2021 Share Repurchase Program.
During the fiscal year ended January 28, 2023, the Company purchased and held 2,820,949 shares at an average price of $6.40 per share, excluding commissions, for an aggregate amount of $18.1 million, under the 2021 Share Repurchase Program.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
During the fiscal year ended January 29, 2022, the Company purchased and held 865,534 shares at an average price of $8.94 per share, excluding commissions, for an aggregate amount of $7.7 million, under the 2018 and 2021 Share Repurchase Programs.
As of February 3, 2024, there was $25.5 million remaining available to repurchase shares of the Company’s common stock under the 2021 Share Repurchase Program.
As of February 3, 2024, the Company held as treasury shares 12,439,244 shares of its common stock at an average price of $10.86 per share, excluding commissions, for an aggregate carrying amount of $135.1 million. The Company’s treasury shares may be issued under the 2020 Equity and Incentive Plan, or for other corporate purposes.
14.    Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. On January 30, 2023, the Company purchased the remaining 25% interest in Pura Vida. Refer to Note 2 herein for additional information.
Changes in redeemable noncontrolling interest for the fifty-three weeks ended February 3, 2024, and fifty-two weeks ended January 28, 2023 and January 29, 2022 were as follows (in thousands):

Balance at January 30, 2021	$29,809
Net income attributable to redeemable noncontrolling interest	2,380
Distributions to redeemable noncontrolling interest	(1,215)
Balance at January 29, 2022	$30,974
Net loss attributable to redeemable noncontrolling interest	(19,649)
Distributions to redeemable noncontrolling interest	(613)
Balance at January 28, 2023	$10,712
Adjustment for purchase of noncontrolling interest	(10,712)
Balance at February 3, 2024	$—

15.    Intangible Assets
The following tables detail the carrying value of the Company’s intangible assets related to the acquisition of a majority interest in Pura Vida.

	February 3, 2024
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible asset
Customer Relationships	$24,208	$(22,872)	$1,336
Total definite-lived intangible assets	24,208	(22,872)	1,336

Indefinite-lived intangible asset
Pura Vida Brand (2)	6,237	—	6,237

Total intangible assets	$30,445	$(22,872)	$7,573

(1) Amortization expense is recorded within the Pura Vida segment.
(2) An impairment charge of $5.4 million was recorded within the Pura Vida segment during fourth quarter of fiscal 2024.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	January 28, 2023
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(19,956)	$4,252
Non-competition Agreements	788	(788)	—
Total definite-lived intangible assets	24,996	(20,744)	4,252

Indefinite-lived intangible asset
Pura Vida Brand (2)	11,666	—	11,666

Total intangible assets	$36,662	$(20,744)	$15,918

(1) Amortization expense is recorded within the Pura Vida segment.
(2) Impairment charges of $9.9 million and $15.1 million were recorded within the Pura Vida segment during the second and fourth quarters of fiscal 2023.

The amortization expense for intangible assets is as follows (in thousands):

Amortization Expense
Fiscal 2025	1,336
Total	$1,336

Fiscal 2024 Impairment
The Company performed its fiscal 2024 annual impairment test over the indefinite-lived Pura Vida brand during the second quarter of fiscal 2024 and no impairment was recorded. In the fourth quarter of fiscal 2024, the Company identified triggering events and determined that the fair value of the Pura Vida brand was less than its carrying value, recording an impairment charge of $5.4 million. The Company continued to experience lower sales from its Pura Vida e-commerce channel due to a continued decline in social and digital media effectiveness, as well as continued lower sales from the wholesale channel. These lower sales volumes had a negative impact on the fair value determination of the aforementioned assets. The fair value of the Pura Vida brand was estimated using a relief-from-royalty method. The estimates and assumptions used in the determination of the fair value of the Pura Vida brand included the projected revenue growth, long-term growth rate, the royalty rate, and discount rate.
While we consider our assumptions in the determination of the fair value of these assets to be reasonable, they are complex and highly subjective. Adverse changes in key assumptions in future periods may result in further declines in the fair value estimates of the Pura Vida brand below its carrying value resulting in additional impairment charges, which could be material. Our key assumptions (as described above in the valuation methodologies used in the determination of fair value) may be impacted by macroeconomic conditions, including inflationary pressures and the impact on consumer discretionary spending, supply chain challenges, as well as a sustained decline in stock price and potential changes in business strategy. Refer to Note 2 herein for additional information regarding fair value measurement.
Fiscal 2023 Impairments
The Company performed its fiscal 2023 annual impairment test over goodwill and the indefinite-lived Pura Vida brand during the second quarter of fiscal 2023.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
The Company incurred the following charges during the 53-weeks ended February 3, 2024 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges(1)	$574	$309	$79	$1,951	$2,913
Consulting fees and other costs(2)	—	—	—	105	105
Total (3)	$574	$309	$79	$2,056	$3,018

(1) Includes former CFO severance
(2) Related to professional fees
(3) Charges are recorded within selling, general, and administrative expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

	Severance Charges (1)	Consulting Fees and Other Costs
Liability as of January 28, 2023	$3,083	$60
Fiscal 2024 charges	$2,913	$105
Cash payments	(5,455)	(165)
Liability as of February 3, 2024	$541	$—

(1) Remaining liability is recorded within accrued employment costs

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The Company incurred the following charges during the 52-weeks ended January 28, 2023:

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

There were no similar charges during fiscal year 2022.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Other Charges
Fiscal 2024. During the fifty-three weeks ended February 3, 2024, the Company recorded within selling, general, and administrative expenses $0.8 million of professional fees associated with strategic initiatives and other costs.
Collectively, $0.2 million was recorded within the Pura Vida segment and $0.6 million was recorded within corporate unallocated expenses.
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
There were no similar charges during fiscal year 2022.

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
The VB Direct segment includes Vera Bradley full-line and outlet stores, the Vera Bradley websites (verabradley.com, outlet.verabradley.com), and the Vera Bradley annual outlet sale. Revenues generated through this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The VB Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 1,600 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and licensing agreements related to the Vera Bradley brand. No customer accounted for 10% or more of the Company’s net revenues during fiscal years 2024, 2023, and 2022.
The Pura Vida segment represents revenues generated through the Pura Vida websites (www.puravidabracelets.com, www.puravidabracelets.ca, and www.puravidabracelets.eu), Pura Vida retail stores, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Net revenues and operating income (loss) information for the Company’s reportable segments consisted of the following (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Segment net revenues:
VB Direct	$309,910	$328,231	$354,875
VB Indirect	73,803	73,316	66,001
Pura Vida	87,073	98,414	119,577
Total	$470,786	$499,961	$540,453
Segment operating income (loss):
VB Direct	$61,873	$51,097	$73,506
VB Indirect	24,279	22,965	20,323
Pura Vida	(2,321)	(78,591)	9,519
Total	$83,831	$(4,529)	$103,348
Reconciliation:
Segment operating income (loss):	$83,831	$(4,529)	$103,348
Less:
Unallocated corporate expenses	(73,389)	(90,342)	(76,437)
Operating income (loss)	$10,442	$(94,871)	$26,911
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
As of February 3, 2024 and January 28, 2023, substantially all of the Company’s long-lived assets were located in the United States.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer each has concluded that the Company’s disclosure controls and procedures are effective as of February 3, 2024.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of February 3, 2024.
The effectiveness of the Company’s internal control over financial reporting as of February 3, 2024, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
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

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2024 Annual Meeting of Shareholders under the headings “The Board of Directors,” “Family Relationships,” “Delinquent Section 16(a) Reports,” “Conflict of Interest and Business Ethics Policy,” “Code of Ethics for Senior Financial Officers,” and “Standing Committees and Meetings of the Board” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2024 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2024 Annual Meeting of Shareholders under the heading “Share Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of February 3, 2024:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders	1,523,010	—	3,910,429
Equity compensation plans not approved by security holders	—	—	—
Total	1,523,010	—	3,910,429
(1)Assumes that target performance requirements will be achieved for performance shares with incomplete performance periods. These securities represent awards to be issued under the 2020 Equity and Incentive Plan.
(2)Represents securities available for issuance under the 2020 Equity and Incentive Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2024 Annual Meeting of Shareholders under the headings “Policy on Related Party Transactions,” “Related Party Transactions for Fiscal 2024,” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 8, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 6, 2019)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2020)

10.1†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2†	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.3†	Vera Bradley, Inc. 2014 Executive Severance Plan (Amended May 30, 2018) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended February 2, 2019)

10.4
Pledge and Security Agreement dated as of September 7, 2018 among Vera Bradley Designs, Inc., Vera Bradley, Inc., Vera Bradley International, LLC, Vera Bradley Sales, LLC, and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2018)

10.5†	Fiscal 2024 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 29, 2023)

10.6†
Form of Restricted Stock Unit/Performance Unit Terms and Conditions (Revised Fiscal 2019) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 5, 2018)

10.7
Third Amendment to Credit Agreement dated as of August 3, 2023 among Vera Bradley Designs, Inc., the other borrowers party thereto, JPMorgan Chase Bank, N.A., and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 8-K filed August 8, 2023)

10.8	Joinder Agreement dated August 3, 2023 between Creative Genius, LLC and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 on Form 8-K filed August 8, 2023)

10.9
Supplement to Pledge and Security Agreement dated as of September 7, 2018 by and among Vera Bradley Designs, Inc., Vera Bradley, Inc., Vera Bradley International, LLC, Vera Bradley Sales, LLC, Vera Bradley Holdings, LLC, and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 on Form 8-K filed August 8, 2023)

10.10†	Form of Performance-Based Award Agreement under the 2020 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.11†
Form of Restricted Stock Unit/Performance Unit Terms and Conditions (under the 2020 Equity and Incentive Plan) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.12†	Employment Agreement between Vera Bradley, Inc. and Jacqueline Ardrey dated September 20, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2022)

Exhibit No.	Description

10.13†	Retention Letter Agreement dated December 6, 2022 with John Enwright (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 29, 2022)

10.14†
Form of Restricted Stock Unit/Performance Unit Terms and Conditions Under the 2020 Equity and Incentive Plan (Revised) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2022)

10.15†	Amended and Restated Vera Bradley, Inc. 2020 Equity and Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed April 21, 2023)

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

97.1*	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

*	Filed herewith

†	Denotes management contract or compensation plan, contract or arrangement.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

Vera Bradley, Inc.

/s/ Michael Schwindle
Michael Schwindle
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Schwindle and Jacqueline Ardrey, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 29, 2024.

Signature	Title

/s/ Jacqueline Ardrey	Director and Chief Executive Officer (principal executive officer)
Jacqueline Ardrey

/s/ Michael Schwindle	Chief Financial Officer (principal accounting officer)
Michael Schwindle

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Kristina Cashman	Director
Kristina Cashman

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Mary Lou Kelley	Director
Mary Lou Kelley

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Jessica Rodriguez	Director
Jessica Rodriguez

/s/ Bradley Weston	Director
Bradley Weston

/s/ Carrie Tharp	Director
Carrie Tharp