Form 10-Q
period 2024-05-04
Vera Bradley, Inc.
filed 2024-06-12
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 4, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 29,487,786 shares of its common stock outstanding as of June 5, 2024.

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
For a discussion of the above described risks and uncertainties and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, as well as in Item 1A herein.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 4, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$55,195	$77,303
Accounts receivable, net	17,873	17,112
Inventories	125,180	118,278
Income taxes receivable	3,861	461
Prepaid expenses and other current assets	16,321	12,803
Total current assets	218,430	225,957
Operating right-of-use assets	64,434	66,488
Property, plant, and equipment, net	53,137	54,256
Intangible assets, net	6,844	7,573
Deferred income taxes	19,946	20,355
Other assets	5,898	6,157
Total assets	$368,689	$380,786
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,734	$14,155
Accrued employment costs	9,069	12,944
Short-term operating lease liabilities	18,172	18,452
Other accrued liabilities	14,025	12,070
Income taxes payable	—	640
Total current liabilities	63,000	58,261
Long-term operating lease liabilities	59,731	62,552
Other long-term liabilities	42	44
Total liabilities	122,773	120,857
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,447 and 43,253 shares issued and 30,048 and 30,814 shares outstanding, respectively	—	—
Additional paid-in-capital	113,038	112,590
Retained earnings	274,346	282,467
Accumulated other comprehensive loss	(64)	(72)
Treasury stock	(141,404)	(135,056)
Total shareholders’ equity	245,916	259,929
Total liabilities and shareholders’ equity	$368,689	$380,786

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net revenues	$80,603	$94,362
Cost of sales	38,694	42,613
Gross profit	41,909	51,749
Selling, general, and administrative expenses	53,781	58,506
Other income, net	442	371
Operating loss	(11,430)	(6,386)
Interest income (expense), net	603	(32)
Loss before income taxes	(10,827)	(6,418)
Income tax benefit	(2,706)	(1,739)
Net loss	$(8,121)	$(4,679)

Basic weighted-average shares outstanding	30,660	30,794
Diluted weighted-average shares outstanding	30,660	30,794

Basic net loss per share	$(0.26)	$(0.15)
Diluted net loss per share	$(0.26)	$(0.15)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net loss	$(8,121)	$(4,679)
Cumulative translation adjustment	8	(10)
Comprehensive loss, net of tax	$(8,113)	$(4,689)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at February 3, 2024	30,813,616	12,439,244	$112,590	$282,467	$(72)	$(135,056)	$259,929
Net loss	—	—	—	(8,121)	—	—	(8,121)
Translation adjustments	—	—	—	—	8	—	8
Restricted shares vested, net of repurchase for taxes	194,033	—	(356)	—	—	—	(356)
Stock-based compensation	—	—	804	—	—	—	804
Treasury stock purchased	(959,186)	959,186	—	—	—	(6,348)	(6,348)
Balance at May 4, 2024	30,048,463	13,398,430	$113,038	$274,346	$(64)	$(141,404)	$245,916

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 28, 2023	30,766,024	12,079,690	$109,718	$274,629	$(105)	$(132,864)	$251,378
Net loss	—	—	—	(4,679)	—	—	(4,679)
Translation adjustments	—	—	—	—	(10)	—	(10)
Restricted shares vested, net of repurchase for taxes	330,500	—	(942)	—	—	—	(942)
Stock-based compensation	—	—	691	—	—	—	691
Treasury stock purchased	(128,100)	128,100	—	—	—	(732)	(732)
Purchase of noncontrolling interest equity adjustment	—	—	1,286	—	—	—	1,286
Balance at April 29, 2023	30,968,424	12,207,790	$110,753	$269,950	$(115)	$(133,596)	$246,992
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Cash flows from operating activities
Net loss	$(8,121)	$(4,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	1,935	2,086
Amortization of operating right-of-use assets	4,689	5,341
Amortization of intangible assets	729	729
Provision for doubtful accounts	31	38
Stock-based compensation	804	691
Deferred income taxes	409	1,027
Other non-cash loss, net	14	26
Changes in assets and liabilities:
Accounts receivable	(792)	1,826
Inventories	(6,902)	(467)
Prepaid expenses and other assets	(3,259)	(98)
Accounts payable	7,589	(3,794)
Income taxes	(4,040)	(3,024)
Operating lease liabilities, net	(5,736)	(4,763)
Accrued and other liabilities	(1,899)	(3,694)
Net cash used in operating activities	(14,549)	(8,755)
Cash flows from investing activities
Purchases of property, plant, and equipment	(863)	(818)
Cash paid for business acquisition	—	(10,000)
Net cash used in investing activities	(863)	(10,818)
Cash flows from financing activities
Tax withholdings for equity compensation	(356)	(942)
Repurchase of common stock	(6,348)	(732)
Net cash used in financing activities	(6,704)	(1,674)
Effect of exchange rate changes on cash and cash equivalents	8	(10)
Net decrease in cash and cash equivalents	(22,108)	(21,257)
Cash and cash equivalents, beginning of period	77,303	46,595
Cash and cash equivalents, end of period	$55,195	$25,338

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$924	$256
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment incurred but not yet paid	$117	$774
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
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct segment consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of May 4, 2024, the Company operated 42 full-line stores and 81 outlet stores.
•The VB Indirect segment consists of revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,450 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida websites (www.puravidabracelets.com and www.puravidabracelets.eu); through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through its five retail stores.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 4, 2024, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, seasonal fluctuations in the business and the uncertainty of macroeconomic factors on future periods, including inflation and other related matters.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 4, 2024 and April 29, 2023 refer to the thirteen week periods ended on those dates.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued or which became effective during the thirteen weeks ended May 4, 2024, which had, or are expected to have, a significant impact on the Company's Consolidated Financial Statements.

2.Revenue from Contracts with Customers

Disaggregation of Revenue

The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended May 4, 2024 and April 29, 2023 (in thousands):

	Thirteen Weeks Ended
	May 4, 2024
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$23,292		$6,781		$9		$30,082
Travel	14,096		1,972		—		16,068
Accessories	9,965		1,533		12,233		23,731
Home	5,216		433		—		5,649
Apparel/Footwear	2,563		216		111		2,890
Other	1,292	(1)	589	(2)	302	(3)	2,183
Total net revenues	$56,424	(4)	$11,524	(5)	$12,655	(4)	$80,603

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $11.0 million of net revenues related to product sales recognized at a point in time and $0.5 million of net revenues related to sales-based royalties recognized over time.

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

Contract Balances
Contract liabilities as of May 4, 2024 and February 3, 2024, were $2.2 million and $2.6 million, respectively. The balance as of May 4, 2024 and February 3, 2024 consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, and Pura Vida customer deposits and payments collected before shipment. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of May 4, 2024 and February 3, 2024.
The balance for accounts receivable from contracts with customers, net of allowances, as of May 4, 2024 and February 3, 2024, was $17.2 million and $16.4 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million as of May 4, 2024 and February 3, 2024, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of May 4, 2024.

3.Leases
Discount Rate
The weighted-average discount rate as of May 4, 2024, and April 29, 2023 was 4.9% and 4.7%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Leases Not Yet Commenced
As of May 4, 2024, the Company had one lease which was executed but for which it did not have control of the underlying asset; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. This lease contains undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $0.8 million and has a term of approximately 5 years commencing in fiscal year 2025.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen weeks ended May 4, 2024 and April 29, 2023 (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Operating lease cost	$6,397	$6,565
Variable lease cost	1,229	1,356
Short-term lease cost	240	122
Less: Sublease income (1)	(105)	(105)
Total net lease cost	$7,761	$7,938
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of May 4, 2024 and April 29, 2023 was 5.1 years and 5.4 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$7,465	$7,377
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$2,640	$2,548

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Numerator:
Net loss	$(8,121)	$(4,679)

Denominator:
Weighted-average number of common shares (basic)	30,660	30,794
Dilutive effect of stock-based awards	—	—
Weighted-average number of common shares (diluted)	30,660	30,794

Net loss per share:
Basic	$(0.26)	$(0.15)
Diluted	$(0.26)	$(0.15)
For the thirteen weeks ended May 4, 2024 and April 29, 2023, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of May 4, 2024 and February 3, 2024, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of May 4, 2024 and February 3, 2024 (in thousands):

	Level 1		Level 2		Level 3
	May 4, 2024	February 3, 2024	May 4, 2024	February 3, 2024	May 4, 2024	February 3, 2024
Cash equivalents(1)	$37,562	$55,262	$—	$—	$—	$—

(1) Cash equivalents primarily represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. There were no long-lived asset impairment charges for the thirteen weeks ended May 4, 2024 or April 29, 2023.
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
On a nonrecurring basis, assets recognized or disclosed at fair value on the consolidated financial statements include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as intangible assets related to the Pura Vida acquisition. These assets are measured at fair value if determined to be impaired. There were no intangible asset impairment charges recorded during the thirteen weeks ended May 4, 2024 or April 29, 2023. Refer to Note 13 herein for additional information.

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
The Credit Agreement matures in May 2028.
As of May 4, 2024 and February 3, 2024, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended May 4, 2024, was 25.0%, compared to 27.1% for the thirteen weeks ended April 29, 2023. The year-over-year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation and stock-based compensation.
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
Awards of Restricted Stock Units
During the thirteen weeks ended May 4, 2024, the Company granted 741,035 time-based and performance-based restricted stock units with an aggregate fair value of $5.0 million to certain employees and non-employee directors

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
under the 2020 Equity and Incentive Plan compared to 542,570 time-based and performance-based restricted stock units with an aggregate fair value of $3.2 million in the same period of the prior year.
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
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended May 4, 2024 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 3, 2024	683	$4.58	840	$4.42
Granted	415	6.70	326	6.70
Vested	(200)	6.71	(47)	10.24
Forfeited	(7)	6.35	(16)	6.99
Nonvested units outstanding at May 4, 2024	891	$6.14	1,103	$5.86
As of May 4, 2024, there was $7.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years, subject to meeting performance conditions.

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
The Company purchased 959,186 shares at an average price of $6.62 per share, excluding commissions, for an aggregate amount of $6.3 million during the thirteen weeks ended May 4, 2024 under the 2021 Share Repurchase Program. There was $19.2 million remaining available to repurchase shares of the Company's common stock under the 2021 Share Repurchase Program as of May 4, 2024.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of May 4, 2024, the Company held as treasury shares 13,398,430 shares of its common stock at an average price of $10.55 per share, excluding commissions, for an aggregate carrying amount of $141.4 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $3.3 million and $3.8 million as of May 4, 2024 and February 3, 2024, respectively. Of this total, $2.4 million and $2.8 million was recorded within prepaid expenses and other current assets and $0.9 million and $1.0 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of May 4, 2024 and February 3, 2024, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
13.Intangible Assets
The following tables detail the carrying value of the Company's intangible assets related to the acquisition of a majority interest in Pura Vida. On January 30, 2023, the Company purchased the remaining 25% interest in Pura Vida.

	May 4, 2024
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(23,601)	$607
Total definite-lived intangible assets	24,208	(23,601)	607

Indefinite-lived intangible asset
Pura Vida Brand	6,237	—	6,237

Total intangible assets	$30,445	$(23,601)	$6,844

(1) Amortization expense is recorded within the Pura Vida segment.

	February 3, 2024
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(22,872)	$1,336
Total definite-lived intangible assets	24,208	(22,872)	1,336

Indefinite-lived intangible asset
Pura Vida Brand (2)	6,237	—	6,237

Total intangible assets, excluding goodwill	$30,445	$(22,872)	$7,573

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

Amortization Expense
Fiscal 2025 (remaining nine months)	607
Total	$607
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
The Company incurred the following charges during the thirteen weeks ended May 4, 2024 (in thousands):

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges	$135	$8	$—	$293	$436
Total (1)	$135	$8	$—	$293	$436

(1) Recorded within cost of goods sold and selling, general, and administrative ("SG&A") expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of February 3, 2024	$541
Fiscal 2025 charges	436
Cash payments	(668)
Liability as of May 4, 2024	$309

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the thirteen weeks ended April 29, 2023 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges (1)	$342	$—	$—	$1,647	$1,989
Consulting fees and other costs (2)	—	—	—	105	105
Total (3)	$342	$—	$—	$1,752	$2,094

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
The VB Direct segment includes Vera Bradley full-line and outlet stores; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale. Revenues generated from this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The VB Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,450 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
The Pura Vida segment represents revenues generated through the Pura Vida websites (www.puravidabracelets.com and www.puravidabracelets.eu); through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through the Pura Vida retail stores.
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
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income (loss) information for the Company’s reportable segments during the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Segment net revenues:
VB Direct	$56,424	$58,905
VB Indirect	11,524	15,373
Pura Vida	12,655	20,084
Total	$80,603	$94,362
Segment operating income (loss):
VB Direct	$3,993	$7,340
VB Indirect	3,826	4,706
Pura Vida	(1,202)	1,562
Total	$6,617	$13,608
Reconciliation:
Segment operating income	$6,617	$13,608
Less:
Unallocated corporate expenses	(18,047)	(19,994)
Operating loss	$(11,430)	$(6,386)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended May 4, 2024 and April 29, 2023. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended May 4, 2024, are not necessarily indicative of the results to be expected for the full fiscal year.
Strategic Progress, Macroeconomic Factors, and Other Factors Impacting our Financial Condition and Results of Operations
Strategic Progress. We continued work on Project Restoration in the first quarter of fiscal 2025, which is focused on four key pillars of the business (Consumer, Brand, Product, and Channel) for each brand to help drive long-term profitable growth. While this work has to date been focused on internal processes, customer-facing changes (including new products, store remodels, website redesigns, and customer marketing) will commence in the second quarter of fiscal 2025.

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

Macroeconomic and Other Factors. We have been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the expiration of the Generalized System of Preferences (“GSP”) duty-free status at the end of calendar year 2020. In addition, the macroeconomic environment has been further challenged by inflationary pressures and other related factors that have impacted consumer discretionary spending. We continued to see weakness in the Vera Bradley outlet store business in the first quarter of fiscal 2025, which was partially offset by a timing shift of the Vera Bradley annual outlet sale into the first quarter of fiscal 2025 from the second quarter of fiscal 2024. We also experienced lower VB Indirect sales in the first quarter of fiscal 2025 from economic challenges experienced by our wholesale partners as well as delayed sales related to the upcoming launches of new product assortments associated with the Project Restoration rollout.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and outlet stores; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; key accounts consisting of department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida websites (www.puravidabracelets.com and www.puravidabracelets.eu); through the distribution of Pura Vida-branded products to wholesale retailers; and through Pura Vida retail stores.
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
Impairment Charges
Intangible Assets
We perform our annual impairment test of the indefinite-lived Pura Vida brand during the second quarter of each fiscal year.

Refer to Note 15 to the Notes to the Consolidated Financial Statements filed with the SEC on Form 10-K for the fiscal year ended February 3, 2024, for additional information regarding the indefinite-lived intangible assets impairment test and impairment charges recorded during fiscal 2024. There were no impairment charges recorded during the thirteen weeks ended May 4, 2024 or April 29, 2023.

Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the “asset group” for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. There were no impairment charges recorded during the thirteen weeks ended May 4, 2024 or April 29, 2023. We are unable to predict the extent of the impact that the inflationary environment could have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Statement of Operations Data:
Net revenues	$80,603	$94,362
Cost of sales	38,694	42,613
Gross profit	41,909	51,749
Selling, general, and administrative expenses	53,781	58,506
Other income, net	442	371
Operating loss	(11,430)	(6,386)
Interest income (expense), net	603	(32)
Loss before income taxes	(10,827)	(6,418)
Income tax benefit	(2,706)	(1,739)
Net loss	$(8,121)	$(4,679)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	48.0%	45.2%
Gross profit	52.0%	54.8%
Selling, general, and administrative expenses	66.7%	62.0%
Other income, net	0.5%	0.4%
Operating loss	(14.2)%	(6.8)%
Interest income (expense), net	0.8%	—%
Loss before income taxes	(13.4)%	(6.8)%
Income tax benefit	(3.3)%	(1.8)%
Net loss	(10.1)%	(5.0)%

The following tables present net revenues and operating income (loss) by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net Revenues by Segment:
VB Direct	$56,424	$58,905
VB Indirect	11,524	15,373
Pura Vida	12,655	20,084
Total	$80,603	$94,362
Percentage of Net Revenues by Segment:
VB Direct	70.0%	62.4%
VB Indirect	14.3%	16.3%
Pura Vida	15.7%	21.3%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Operating Income (Loss) by Segment:
VB Direct	$3,993	$7,340
VB Indirect	3,826	4,706
Pura Vida	(1,202)	1,562
Less: Corporate unallocated	(18,047)	(19,994)
Total	$(11,430)	$(6,386)
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	7.1%	12.5%
VB Indirect	33.2%	30.6%
Pura Vida	(9.5)%	7.8%
Vera Bradley Store Data (1):
Total stores opened during period	—	2
Total stores closed during period	(1)	(4)
Total stores open at end of period	123	128
Total gross square footage at end of period	374,319	381,987
Average net revenues per gross square foot (2)	$84	$99
Comparable sales (including e-commerce) decrease (3)	(9.6)%	(3.3)%

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

Thirteen Weeks Ended May 4, 2024, Compared to Thirteen Weeks Ended April 29, 2023
Net Revenues
For the thirteen weeks ended May 4, 2024, net revenues decreased $13.8 million, or 14.6%, to $80.6 million, from $94.4 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended May 4, 2024, net revenues in the VB Direct segment decreased $2.5 million, or 4.2%, to $56.4 million, from $58.9 million in the comparable prior-year period. Vera Bradley comparable sales decreased 9.6%, which includes a 13.5% decrease in comparable store sales as well as a decrease in e-commerce sales of 3.3%. The decrease in comparable sales and comparable store sales was primarily due to reduced traffic and lower average transaction size in the outlet channel. These decreases were partially offset by sales from the Vera Bradley annual outlet sale held during the current-year period but not in the comparable prior-year period.
VB Indirect. For the thirteen weeks ended May 4, 2024, net revenues in the VB Indirect segment decreased $3.9 million, or 25.0%, to $11.5 million, from $15.4 million in the comparable prior-year period. The decrease was primarily due to a decrease in certain key account orders in the current year period.
Pura Vida. For the thirteen weeks ended May 4, 2024, net revenues in the Pura Vida segment decreased $7.4 million, or 37.0%, to $12.7 million, from $20.1 million in the comparable prior-year period. The decrease was primarily due to a decline in e-commerce and wholesale sales.
Gross Profit
For the thirteen weeks ended May 4, 2024, gross profit decreased $9.8 million, or 19.0%, to $41.9 million, from $51.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 52.0% for the thirteen weeks ended May 4, 2024, from 54.8% in the comparable prior-year period. Current year gross margin was negatively impacted by one-time vendor charges as well as the timing shift of the Annual Outlet Sale into first quarter of fiscal 2025 from the second quarter of fiscal 2024.
Selling, General, and Administrative Expenses
For the thirteen weeks ended May 4, 2024, SG&A expenses decreased $4.7 million, or 8.0%, to $53.8 million, from $58.5 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 66.7% for the thirteen weeks ended May 4, 2024, from 62.0% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $44.7 million compared to $47.8 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $9.1 million compared to $10.7 million in the comparable prior-year period. The decrease in consolidated SG&A expenses for the thirteen weeks ended May 4, 2024 was primarily due to a decrease in employee-related expenses of $3.2 million due to prior year severance charges (including our CFO transition) that did not recur and a reduction in headcount, as well as a decrease in selling, professional, and other expenses of $1.5 million.
Other Income, Net
For the thirteen weeks ended May 4, 2024, net other income was $0.4 million, consistent with comparable prior-year period.
Operating Loss
For the thirteen weeks ended May 4, 2024, operating loss increased $5.0 million, or 78.9%, to $(11.4) million in the current-year period, from $(6.4) million in the comparable prior-year period. As a percentage of net revenues, operating loss was (14.2)% and (6.8)% for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. Operating loss increased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended May 4, 2024, operating income in the VB Direct segment decreased $3.3 million, or 45.6%, to $4.0 million from $7.3 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 7.1% and 12.5% for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, as well as SG&A expense deleverage associated with decreased sales.
VB Indirect. For the thirteen weeks ended May 4, 2024, operating income in the VB Indirect segment decreased $0.9 million, or 18.7%, to $3.8 million from $4.7 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 33.2% and 30.6% for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. The increase in operating income as a percentage of VB Indirect segment net revenues was due to a due to an increase in gross margin as a percentage of net revenues.

Pura Vida. For the thirteen weeks ended May 4, 2024, there was an operating loss in the Pura Vida segment of $(1.2) million, a $2.8 million decrease, or 177.0%, from operating income of $1.6 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating (loss) income in the Pura Vida segment was (9.5)% and 7.8% for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to SG&A expense deleverage associated with decreased e-commerce and wholesale revenues.
Corporate Unallocated. For the thirteen weeks ended May 4, 2024, unallocated expenses decreased $2.0 million, or 9.7%, to $18.0 million from $20.0 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to reduction in employee-related expenses of $2.2 million due to prior year severance charges (including our CFO transition) that did not recur in the current year and a reduction in headcount, as well as a reduction in professional fees of $0.7 million, partially offset by an increase in advertising spend of $0.7 million and $0.2 million in other net corporate expenses.
Income Tax Benefit
The effective tax rate for the thirteen weeks ended May 4, 2024, was 25.0%, compared to 27.1% for the thirteen weeks ended April 29, 2023. The year-over year effective tax rate decrease was primarily due to the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation and stock-based compensation.
Net Loss
For the thirteen weeks ended May 4, 2024, net loss increased $3.4 million to $(8.1) million from $(4.7) million in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of May 4, 2024. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net cash used in operating activities	$(14,549)	$(8,755)
Net cash used in investing activities	(863)	(10,818)
Net cash used in financing activities	(6,704)	(1,674)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the thirteen weeks ended May 4, 2024 was $14.5 million compared to $8.8 million for the thirteen weeks ended April 29, 2023. The increase in cash used in operating activities was primarily related to an increase in net loss of $3.4 million, a change in non-cash items of $1.3 million, as well as a change in assets and liabilities of 1.1 million.

Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $0.9 million for the thirteen weeks ended May 4, 2024 compared to $10.8 million for the thirteen weeks ended April 29, 2023. The decrease in cash used in investing activities was a result of the purchase of the remaining 25% interest in Pura Vida for $10.0 million in the prior year.
Capital expenditures for fiscal 2025 are expected to be approximately $12.0 to $14.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $6.7 million for the thirteen weeks ended May 4, 2024 compared to $1.7 million for the thirteen weeks ended April 29, 2023. The increase in cash used in financing activities was primarily due to $6.3 million of common stock repurchases in the current-year period compared to $0.7 million in the comparable prior-year period.
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
Material Cash Requirements
As of May 4, 2024, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of May 4, 2024.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of May 4, 2024, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 4, 2024.
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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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
Details regarding the activity under the program during the thirteen weeks ended May 4, 2024 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
February 4, 2024 - March 2, 2024	7,000	$7.62	7,000	$25,484,966
March 3, 2024 - April 6, 2024	305,650	6.60	305,650	23,466,917
April 7, 2024 - May 4, 2024	646,536	6.61	646,536	19,190,476
	959,186	$6.62	959,186

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the thirteen weeks ended May 4, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description
10.1	Fiscal 2025 Annual Incentive Compensation Plan (Executives)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: June 12, 2024	/s/ Michael Schwindle
Michael Schwindle
Chief Financial Officer