Form 10-Q
period 2024-08-03
Vera Bradley, Inc.
filed 2024-09-11
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 3, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 28,225,770 shares of its common stock outstanding as of September 4, 2024.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	August 3, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$44,147	$77,303
Accounts receivable, net	25,126	17,112
Inventories	133,047	118,278
Income taxes receivable	6,433	461
Prepaid expenses and other current assets	14,702	12,803
Total current assets	223,455	225,957
Operating right-of-use assets	63,319	66,488
Property, plant, and equipment, net	55,984	54,256
Intangible assets, net	6,237	7,573
Deferred income taxes	20,279	20,355
Other assets	9,940	6,157
Total assets	$379,214	$380,786
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,949	$14,155
Accrued employment costs	6,615	12,944
Short-term operating lease liabilities	17,661	18,452
Other accrued liabilities	15,935	12,070
Income taxes payable	170	640
Total current liabilities	78,330	58,261
Long-term operating lease liabilities	58,306	62,552
Other long-term liabilities	44	44
Total liabilities	136,680	120,857
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,466 and 43,253 shares issued and 28,705 and 30,814 shares outstanding, respectively	—	—
Additional paid-in-capital	113,503	112,590
Retained earnings	280,052	282,467
Accumulated other comprehensive loss	(72)	(72)
Treasury stock	(150,949)	(135,056)
Total shareholders’ equity	242,534	259,929
Total liabilities and shareholders’ equity	$379,214	$380,786

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net revenues	$110,822	$128,172	$191,425	$222,534
Cost of sales	54,461	56,156	93,154	98,769
Gross profit	56,361	72,016	98,271	123,765
Selling, general, and administrative expenses	53,627	59,405	107,408	117,911
Other income, net	138	260	580	631
Operating income (loss)	2,872	12,871	(8,557)	6,485
Interest income (expense), net	343	(12)	946	(44)
Income (loss) before income taxes	3,215	12,859	(7,611)	6,441
Income tax (benefit) expense	(2,491)	3,605	(5,196)	1,866
Net income (loss)	$5,706	$9,254	$(2,415)	$4,575

Basic weighted-average shares outstanding	29,290	30,901	29,972	30,847
Diluted weighted-average shares outstanding	29,817	31,139	29,972	31,208

Basic net income (loss) per share	$0.19	$0.30	$(0.08)	$0.15
Diluted net income (loss) per share	$0.19	$0.30	$(0.08)	$0.15
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income (loss)	$5,706	$9,254	$(2,415)	$4,575
Cumulative translation adjustment	(8)	46	—	36
Comprehensive income (loss), net of tax	$5,698	$9,300	$(2,415)	$4,611
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at February 3, 2024	30,813,616	12,439,244	$112,590	$282,467	$(72)	$(135,056)	$259,929
Net loss	—	—	—	(8,121)	—	—	(8,121)
Translation adjustments	—	—	—	—	8	—	8
Restricted shares vested, net of repurchase for taxes	194,033	—	(356)	—	—	—	(356)
Stock-based compensation	—	—	804	—	—	—	804
Treasury stock purchased	(959,186)	959,186	—	—	—	(6,348)	(6,348)
Balance at May 4, 2024	30,048,463	13,398,430	$113,038	$274,346	$(64)	$(141,404)	$245,916
Net income	—	—	—	5,706	—	—	5,706
Translation adjustments	—	—	—	—	(8)	—	(8)
Restricted shares vested, net of repurchase for taxes	19,115	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	572	—	—	—	572
Treasury stock purchased	(1,362,248)	1,362,248	—	—	—	(9,545)	(9,545)
Balance at August 3, 2024	28,705,330	14,760,678	$113,503	$280,052	$(72)	$(150,949)	$242,534

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 28, 2023	30,766,024	12,079,690	$109,718	$274,629	$(105)	$(132,864)	$251,378
Net loss	—	—	—	(4,679)	—	—	(4,679)
Translation adjustments	—	—	—	—	(10)	—	(10)
Restricted shares vested, net of repurchase for taxes	330,500	—	(942)	—	—	—	(942)
Stock-based compensation	—	—	691	—	—	—	691
Treasury stock purchased	(128,100)	128,100	—	—	—	(732)	(732)
Purchase of noncontrolling interest equity adjustment	—	—	1,286	—	—	—	1,286
Balance at April 29, 2023	30,968,424	12,207,790	$110,753	$269,950	$(115)	$(133,596)	$246,992
Net income	—	—	—	9,254	—	—	9,254
Translation adjustments	—	—	—	—	46	—	46
Restricted shares vested, net of repurchase for taxes	89	—	—	—	—	—	—
Stock-based compensation	—	—	910	—	—	—	910
Treasury stock purchased	(120,220)	120,220	—	—	—	(683)	(683)
Balance at July 29, 2023	30,848,293	12,328,010	$111,663	$279,204	$(69)	$(134,279)	$256,519
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities
Net (loss) income	$(2,415)	$4,575
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	3,845	4,070
Amortization of operating right-of-use assets	9,334	10,501
Amortization of intangible assets	1,336	1,458
Provision for doubtful accounts	31	17
Stock-based compensation	1,376	1,601
Deferred income taxes	76	2,102
Other non-cash loss, net	15	40
Changes in assets and liabilities:
Accounts receivable	(8,045)	(1,856)
Inventories	(14,769)	2,974
Prepaid expenses and other assets	(5,682)	1,107
Accounts payable	22,691	1,403
Income taxes	(6,442)	(899)
Operating lease liabilities, net	(11,202)	(10,552)
Accrued and other liabilities	(3,300)	(566)
Net cash (used in) provided by operating activities	(13,151)	15,975
Cash flows from investing activities
Purchases of property, plant, and equipment	(3,649)	(1,727)
Cash paid for business acquisition	—	(10,000)
Net cash used in investing activities	(3,649)	(11,727)
Cash flows from financing activities
Tax withholdings for equity compensation	(463)	(942)
Repurchase of common stock	(15,893)	(1,415)
Net cash used in financing activities	(16,356)	(2,357)
Effect of exchange rate changes on cash and cash equivalents	—	36
Net (decrease) increase in cash and cash equivalents	(33,156)	1,927
Cash and cash equivalents, beginning of period	77,303	46,595
Cash and cash equivalents, end of period	$44,147	$48,522

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,165	$662
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment incurred but not yet paid	$2,089	$199
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
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct segment consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of August 3, 2024, the Company operated 40 full-line stores and 81 outlet stores.
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
•The Pura Vida segment represents revenues generated through the Pura Vida websites (www.puravidabracelets.com and www.puravidabracelets.eu); through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through its six retail stores.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended August 3, 2024, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, seasonal fluctuations in the business and the uncertainty of macroeconomic factors on future periods, including inflation and other related matters..

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 3, 2024 and July 29, 2023 refer to the thirteen week periods ended on those dates.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued or which became effective during the thirteen and twenty-six weeks ended August 3, 2024, which had, or are expected to have, a significant impact on the Company's Condensed Consolidated Financial Statements.

2.Revenue from Contracts with Customers

Disaggregation of Revenue

The following presents the Company's net revenues disaggregated by product category for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 (in thousands):

	Thirteen Weeks Ended
	August 3, 2024
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$32,672		$12,837		$27		$45,536
Travel	17,569		4,370		—		21,939
Accessories	11,824		2,572		16,243		30,639
Home	6,037		852		—		6,889
Apparel/Footwear	2,209		510		192		2,911
Other	1,930	(1)	621	(2)	357	(3)	2,908
Total net revenues	$72,241	(4)	$21,762	(5)	$16,819	(4)	$110,822

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $21.3 million of net revenues related to product sales recognized at a point in time and $0.5 million of net revenues related to sales-based royalties recognized over time.

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

	Twenty-Six Weeks Ended
	August 3, 2024
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$55,964		$19,618		$36		$75,618
Travel	31,665		6,342		—		38,007
Accessories	21,789		4,105		28,476		54,370
Home	11,253		1,285		—		12,538
Apparel/Footwear	4,772		726		303		5,801
Other	3,222	(1)	1,210	(2)	659	(3)	5,091
Total net revenues	$128,665	(4)	$33,286	(5)	$29,474	(4)	$191,425

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $32.3 million of net revenues related to product sales recognized at a point in time and $1.0 million of net revenues related to sales-based royalties recognized over time.

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

Contract Balances
Contract liabilities as of August 3, 2024 and February 3, 2024, were $2.0 million and $2.6 million, respectively. The balance as of August 3, 2024 and February 3, 2024 consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, and Pura Vida customer deposits and payments collected before shipment. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of August 3, 2024 and February 3, 2024.
The balance for accounts receivable from contracts with customers, net of allowances, as of August 3, 2024 and February 3, 2024, was $24.5 million and $16.4 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million as of August 3, 2024 and February 3, 2024, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of August 3, 2024.

3.Leases
Discount Rate
The weighted-average discount rate as of August 3, 2024, and July 29, 2023 was 4.9% and 4.7%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Leases Not Yet Commenced
As of August 3, 2024, the Company had six leases which were executed but for which it did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded on the Condensed Consolidated Balance Sheet. These leases contain undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $5.9 million and have a term of approximately 5 years commencing in fiscal year 2025.

Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating lease cost	$6,332	$6,502	$12,729	$13,067
Variable lease cost	1,097	1,401	2,326	2,757
Short-term lease cost	164	233	404	355
Less: Sublease income (1)	(105)	(105)	(210)	(210)
Total net lease cost	$7,488	$8,031	$15,249	$15,969
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of August 3, 2024 and July 29, 2023 was 5.1 years and 5.4 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$14,757	$14,803
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$6,191	$2,499

(1) $2.6 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of August 3, 2024, and were paid in the third quarter of fiscal 2025.

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Numerator:
Net income (loss)	$5,706	$9,254	$(2,415)	$4,575

Denominator:
Weighted-average number of common shares (basic)	29,290	30,901	29,972	30,847
Dilutive effect of stock-based awards	527	238	—	361
Weighted-average number of common shares (diluted)	29,817	31,139	29,972	31,208

Net income (loss) per share:
Basic	$0.19	$0.30	$(0.08)	$0.15
Diluted	$0.19	$0.30	$(0.08)	$0.15

For the twenty-six weeks ended August 3, 2024, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

For the thirteen weeks ended August 3, 2024, and the thirteen and twenty-six weeks ended July 29, 2023, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of August 3, 2024 and February 3, 2024, approximated their fair values.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table details the fair value measurements of the Company's investments as of August 3, 2024 and February 3, 2024 (in thousands):

	Level 1		Level 2		Level 3
	August 3, 2024	February 3, 2024	August 3, 2024	February 3, 2024	August 3, 2024	February 3, 2024
Cash equivalents(1)	$25,562	$55,262	$—	$—	$—	$—

(1) Cash equivalents primarily represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. There were no long-lived asset impairment charges for the thirteen and twenty-six weeks ended August 3, 2024 or July 29, 2023.
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
On a nonrecurring basis, assets recognized or disclosed at fair value on the consolidated financial statements include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as intangible assets related to the Pura Vida acquisition. These assets are measured at fair value if determined to be impaired. There were no intangible asset impairment charges recorded during the thirteen and twenty-six weeks ended August 3, 2024 or July 29, 2023. Refer to Note 13 herein for additional information.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The Credit Agreement matures in May 2028.
As of August 3, 2024 and February 3, 2024, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended August 3, 2024, was (77.5)%, compared to 28.0% for the thirteen weeks ended July 29, 2023. The change in year-over-year effective tax rate was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. The year-over-year effective tax rate also reflects the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation.
The effective tax rate for the twenty-six weeks ended August 3, 2024, was 68.3%, compared to 29.0% for the twenty-six weeks ended July 29, 2023. The change in year-over-year effective tax rate was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. The year-over-year effective tax rate also reflects the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation.
Refer to Note 12 herein for information regarding the deferred income tax adjustment associated with the purchase of the remaining 25% interest in Pura Vida on January 30, 2023.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
Awards of Restricted Stock Units
During the thirteen weeks ended August 3, 2024, the Company granted 14,612 time-based and performance-based restricted stock units with an aggregate fair value of $0.1 million to certain employees under the 2020 Equity and Incentive Plan compared to 195,617 time-based and performance-based restricted stock units with an aggregate fair value of $1.1 million in the same period of the prior year.

During the twenty-six weeks ended August 3, 2024, the Company granted 755,647 time-based and performance-based restricted stock units with an aggregate fair value of $5.1 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 738,187 time-based and performance-based restricted stock units with an aggregate fair value of $4.3 million in the same period of the prior year.
Time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, with most vesting in equal installments on each of the first three anniversaries of the grant date. Restricted stock units issued to non-employee directors vest after a one-year period from the grant date. The Company recognizes the expense relating to these units, net of estimated forfeitures, on a straight-line basis over the vesting period.
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
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended August 3, 2024 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 3, 2024	683	$4.58	840	$4.42
Granted	422	6.71	333	6.71
Vested	(234)	6.77	(47)	10.22
Forfeited	(18)	6.48	(35)	6.57
Nonvested units outstanding at August 3, 2024	853	$5.91	1,091	$5.82
As of August 3, 2024, there was $5.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years, subject to meeting performance conditions.

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
In August of 2024, Marishka Filio filed suit seeking class certification for those who purchased products from the Company’s website Verabradley.com during the applicable statute of limitations. The complaint alleges various violations of the California Invasion of Privacy Act and the California Unfair Competition Law. The Company denies all liability and intends to vigorously defend itself in the case. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter and do not believe that such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.

10.Common Stock
In December 2021, the Company's board of directors approved a share repurchase plan (the “2021 Share Repurchase Program”) which authorized Company management to utilize up to $50.0 million of available cash for repurchases of shares of the Company's common stock. The 2021 Share Repurchase Program went into effect beginning December 13, 2021 and expires in December 2024.
The Company purchased 2,321,434 shares at an average price of $6.85 per share, excluding commissions, for an aggregate amount of $15.9 million during the twenty-six weeks ended August 3, 2024 under the 2021 Share Repurchase Program. There was $9.6 million remaining available to repurchase shares of the Company's common stock under the 2021 Share Repurchase Program as of August 3, 2024.
As of August 3, 2024, the Company held as treasury shares 14,760,678 shares of its common stock at an average price of $10.23 per share, excluding commissions, for an aggregate carrying amount of $151.0 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $3.0 million and $3.8 million as of August 3, 2024 and February 3, 2024, respectively. Of this total, $2.0 million and $2.8 million was recorded within prepaid expenses and other current assets and $1.0 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of August 3, 2024 and February 3, 2024, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
13.Intangible Assets
The following tables detail the carrying value of the Company's intangible assets related to the acquisition of a majority interest in Pura Vida.

	August 3, 2024
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(24,208)	$—
Total definite-lived intangible assets	24,208	(24,208)	—

Indefinite-lived intangible asset
Pura Vida Brand	6,237	—	6,237

Total intangible assets	$30,445	$(24,208)	$6,237

(1) Amortization expense is recorded within the Pura Vida segment.

	February 3, 2024
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(22,872)	$1,336
Total definite-lived intangible assets	24,208	(22,872)	1,336

Indefinite-lived intangible asset
Pura Vida Brand (2)	6,237	—	6,237

Total intangible assets, excluding goodwill	$30,445	$(22,872)	$7,573

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
The Company incurred the following charges during the thirteen weeks ended August 3, 2024 (in thousands):

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$209	$—	$144	$353
Total (1)	$—	$209	$—	$144	$353

(1) Recorded within cost of goods sold and selling, general, and administrative ("SG&A") expenses

The Company incurred the following charges during the twenty-six weeks ended August 3, 2024 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges	$135	$217	$—	$437	$789
Total (1)	$135	$217	$—	$437	$789

(1) Recorded within cost of goods sold and SG&A expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of February 3, 2024	$541
Fiscal 2025 charges	789
Cash payments	(1,272)
Liability as of August 3, 2024	$58

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the thirteen weeks ended July 29, 2023 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$—	$79	$—	$79
Total (1)	$—	$—	$79	$—	$79

(1) Recorded within SG&A expenses

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income (loss) information for the Company’s reportable segments during the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Segment net revenues:
VB Direct	$72,241	$85,702	$128,665	$144,607
VB Indirect	21,762	17,363	33,286	32,736
Pura Vida	16,819	25,107	29,474	45,191
Total	$110,822	$128,172	$191,425	$222,534
Segment operating income (loss):
VB Direct	$13,433	$20,621	$17,426	$27,961
VB Indirect	4,743	6,204	8,569	10,910
Pura Vida	89	4,000	(1,112)	5,562
Total	$18,265	$30,825	$24,883	$44,433
Reconciliation:
Segment operating income	$18,265	$30,825	$24,883	$44,433
Less:
Unallocated corporate expenses	(15,393)	(17,954)	(33,440)	(37,948)
Operating income (loss)	$2,872	$12,871	$(8,557)	$6,485

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended August 3, 2024, are not necessarily indicative of the results to be expected for the full fiscal year.
Strategic Progress, Macroeconomic Factors, and Other Factors Impacting our Financial Condition and Results of Operations
Strategic Progress. We launched the first of our customer-facing stages of Project Restoration in July of fiscal 2025, which included new products, store remodels, website redesigns, and customer marketing. Project Restoration is focused on four key pillars of the business (Consumer, Brand, Product, and Channel) for each brand to help drive long-term profitable growth.

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

Macroeconomic and Other Factors. We have been impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the expiration of the Generalized System of Preferences (“GSP”) duty-free status at the end of calendar year 2020. In addition, the macroeconomic environment has been further challenged by inflationary pressures and other related factors that have impacted consumer discretionary spending. We continued to see weakness in both the Vera Bradley outlet store business and full line stores in the second quarter of fiscal 2025. Additionally, the Vera Bradley annual outlet sale was held in the first quarter of fiscal 2025, a timing shift from the second quarter of fiscal 2024.
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

Refer to Note 15 to the Notes to the Consolidated Financial Statements filed with the SEC on Form 10-K for the fiscal year ended February 3, 2024, for additional information regarding the indefinite-lived intangible assets impairment test and impairment charges recorded during fiscal 2024. There were no impairment charges recorded during the thirteen and twenty-six weeks ended August 3, 2024 or July 29, 2023. We are unable to predict the extent of the impact that the inflationary environment could have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.

Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the “asset group” for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. There were no impairment charges recorded during the thirteen and twenty-six weeks ended August 3, 2024 or July 29, 2023. We are unable to predict the extent of the impact that the inflationary environment could have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Statement of Operations Data:
Net revenues	$110,822	$128,172	$191,425	$222,534
Cost of sales	54,461	56,156	93,154	98,769
Gross profit	56,361	72,016	98,271	123,765
Selling, general, and administrative expenses	53,627	59,405	107,408	117,911
Other income, net	138	260	580	631
Operating income (loss)	2,872	12,871	(8,557)	6,485
Interest income (expense), net	343	(12)	946	(44)
Income (loss) before income taxes	3,215	12,859	(7,611)	6,441
Income tax (benefit) expense	(2,491)	3,605	(5,196)	1,866
Net income (loss)	$5,706	$9,254	$(2,415)	$4,575
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.1%	43.8%	48.7%	44.4%
Gross profit	50.9%	56.2%	51.3%	55.6%
Selling, general, and administrative expenses	48.4%	46.3%	56.1%	53.0%
Other income, net	0.1%	0.2%	0.3%	0.3%
Operating income (loss)	2.6%	10.0%	(4.5)%	2.9%
Interest income (expense), net	0.3%	—%	0.5%	—%
Income (loss) before income taxes	2.9%	10.0%	(4.0)%	2.9%
Income tax (benefit) expense	(2.2)%	2.8%	(2.7)%	0.8%
Net income (loss)	5.1%	7.2%	(1.3)%	2.1%

The following tables present net revenues and operating income (loss) by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net Revenues by Segment:
VB Direct	$72,241	$85,702	$128,665	$144,607
VB Indirect	21,762	17,363	33,286	32,736
Pura Vida	16,819	25,107	29,474	45,191
Total	$110,822	$128,172	$191,425	$222,534
Percentage of Net Revenues by Segment:
VB Direct	65.2%	66.9%	67.2%	65.0%
VB Indirect	19.6%	13.5%	17.4%	14.7%
Pura Vida	15.2%	19.6%	15.4%	20.3%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating Income (Loss) by Segment:
VB Direct	$13,433	$20,621	$17,426	$27,961
VB Indirect	4,743	6,204	8,569	10,910
Pura Vida	89	4,000	(1,112)	5,562
Less: Corporate unallocated	(15,393)	(17,954)	(33,440)	(37,948)
Total	$2,872	$12,871	$(8,557)	$6,485
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	18.6%	24.1%	13.5%	19.3%
VB Indirect	21.8%	35.7%	25.7%	33.3%
Pura Vida	0.5%	15.9%	(3.8)%	12.3%
Vera Bradley Store Data (1):
Total stores opened during period	—	—	—	2
Total stores closed during period	(2)	(3)	(3)	(7)
Total stores open at end of period	121	125	121	125
Total gross square footage at end of period	370,349	375,576	370,349	375,576
Average net revenues per gross square foot (2)	$129	$147	$215	$245
Comparable sales (including e-commerce) decrease (3)	(11.2)%	(5.3)%	(10.5)%	(4.5)%

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

Thirteen Weeks Ended August 3, 2024, Compared to Thirteen Weeks Ended July 29, 2023
Net Revenues
For the thirteen weeks ended August 3, 2024, net revenues decreased $17.4 million, or 13.5%, to $110.8 million, from $128.2 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended August 3, 2024, net revenues in the VB Direct segment decreased $13.5 million, or 15.7%, to $72.2 million, from $85.7 million in the comparable prior-year period. Vera Bradley comparable sales decreased 11.2%, which includes a 14.1% decrease in comparable store sales and a 5.3% decrease in e-commerce sales. In addition, non-comparable store revenue decreased $0.5 million. The decrease in comparable store sales was primarily due to reduced traffic and lower average transaction size in the outlet and full-line channels. In addition, the decrease in net revenues was attributed to a timing shift of sales from the Vera Bradley annual outlet sale held during the first quarter of fiscal 2025 compared to the second quarter of fiscal 2024.
VB Indirect. For the thirteen weeks ended August 3, 2024, net revenues in the VB Indirect segment increased $4.4 million, or 25.3%, to $21.8 million, from $17.4 million in the comparable prior-year period. The increase was primarily due to a significant liquidation order in the current-year period, as well as an increase in key account orders, partially offset by a decrease in specialty account orders.
Pura Vida. For the thirteen weeks ended August 3, 2024, net revenues in the Pura Vida segment decreased $8.3 million, or 33.0%, to $16.8 million, from $25.1 million in the comparable prior-year period. The decrease was primarily due to a decline in e-commerce and wholesale sales, partially offset by an increase in retail store sales associated with the opening of a new retail store in the current-year period.
Gross Profit
For the thirteen weeks ended August 3, 2024, gross profit decreased $15.6 million, or 21.7%, to $56.4 million, from $72.0 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 50.9% for the thirteen weeks ended August 3, 2024, from 56.2% in the comparable prior-year period. Current year gross margin was negatively impacted by increased liquidation sales in the Indirect segment and promotional activity in the Direct segment.
Selling, General, and Administrative Expenses
For the thirteen weeks ended August 3, 2024, SG&A expenses decreased $5.8 million, or 9.7%, to $53.6 million, from $59.4 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 48.4% for the thirteen weeks ended August 3, 2024, from 46.3% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $44.0 million compared to $47.7 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $9.6 million compared to $11.7 million in the comparable prior-year period. For the thirteen weeks ended August 3, 2024, consolidated SG&A expenses decreased primarily due to a $4.6 million reduction in employee-related costs, including lower variable compensation and reduced headcount, and a $1.8 million reduction in other expenses including variable selling expenses resulting from sales decreases as described above, variable lease costs, certain professional fees, and other cost reduction initiatives. These decreases were partially offset by a $0.6 million increase in advertising spend, largely associated with Project Restoration initiatives.
Other Income, Net
For the thirteen weeks ended August 3, 2024, net other income decreased $0.2 million to $0.1 million compared to $0.3 million in the comparable prior-year period. The decrease in net other income was primarily due to the timing shift of ticket sales from the Vera Bradley annual outlet sale which took place in the second quarter of fiscal 2024, compared to the first quarter of fiscal 2025.
Operating Income
For the thirteen weeks ended August 3, 2024, operating income decreased $10.0 million, or 77.7%, to $2.9 million in the current-year period, from $12.9 million in the comparable prior-year period. As a percentage of net revenues, operating income was 2.6% and 10.0% for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively. Operating income decreased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended August 3, 2024, operating income in the VB Direct segment decreased $7.2 million, or 34.9%, to $13.4 million from $20.6 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 18.6% and 24.1% for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, as well as SG&A expense deleverage associated with decreased sales.
VB Indirect. For the thirteen weeks ended August 3, 2024, operating income in the VB Indirect segment decreased $1.5 million, or 23.6%, to $4.7 million from $6.2 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 21.8% and 35.7% for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to a decrease in gross margin as a percentage of net revenues as described above.
Pura Vida. For the thirteen weeks ended August 3, 2024, operating income in the Pura Vida segment decreased $3.9 million, or 97.8%, to $0.1 million from $4.0 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating income in the Pura Vida segment was 0.5% and 15.9% for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively. The decrease in operating income as a percentage of Pura Vida net revenues was primarily due to SG&A expense deleverage associated with a decrease in sales, excluding non-comparable stores.
Corporate Unallocated. For the thirteen weeks ended August 3, 2024, unallocated expenses decreased $2.6 million, or 14.3%, to $15.4 million from $18.0 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a decrease in employee related expenses of $2.8 million and $0.2 million in other net corporate expense reductions. The decrease was partially offset by an increase of $0.4 million in advertising expenses associated with Project Restoration initiatives.
Income Tax (Benefit) Expense
The effective tax rate for the thirteen weeks ended August 3, 2024, was (77.5)%, compared to 28.0% for the thirteen weeks ended July 29, 2023. The change in year-over-year effective tax rate was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. The year-over-year effective tax rate also reflects the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net Income
For the thirteen weeks ended August 3, 2024, net income decreased $3.6 million to $5.7 million from $9.3 million in the comparable prior-year period due to the factors described in the captions above.
Twenty-Six Weeks Ended August 3, 2024, Compared to Twenty-Six Weeks Ended July 29, 2023
Net Revenues
For the twenty-six weeks ended August 3, 2024, net revenues decreased $31.1 million, or 14.0%, to $191.4 million, from $222.5 million in the comparable prior-year period.
VB Direct. For the twenty-six weeks ended August 3, 2024, net revenues in the VB Direct segment decreased $16.0 million, or 11.0%, to $128.6 million, from $144.6 million in the comparable prior-year period. Vera Bradley comparable sales decreased 10.5%, which includes a 13.8% decrease in comparable store sales as well as a decrease in e-commerce sales of 4.4%. In addition, non-comparable store revenue decreased $0.7 million. The decrease in comparable sales and comparable store sales was primarily due to reduced traffic and lower average transaction size in the outlet and full-line channels.
VB Indirect. For the twenty-six weeks ended August 3, 2024, net revenues in the VB Indirect segment increased $0.6 million, or 1.7%, to $33.3 million, from $32.7 million in the comparable prior-year period. The increase was primarily due to an increase in liquidation sales and key account orders, partially offset by a decrease in specialty account orders.
Pura Vida. For the twenty-six weeks ended August 3, 2024, net revenues in the Pura Vida segment decreased $15.7 million, or 34.8%, to $29.5 million, from $45.2 million in the comparable prior-year period. The decrease was primarily due to a decline in e-commerce and wholesale sales, partially offset by an increase in retail store sales associated with the opening of a new retail store in the current-year period.

Gross Profit
For the twenty-six weeks ended August 3, 2024, gross profit decreased $25.5 million, or 20.6%, to $98.3 million, from $123.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 51.3% for the twenty-six weeks ended August 3, 2024, from 55.6% in the comparable prior-year period. Current year gross margin was negatively impacted by one-time vendor charges, as well as increased liquidation sales and promotional activity.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended August 3, 2024, SG&A expenses decreased $10.5 million, or 8.9%, to $107.4 million, from $117.9 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 56.1% for the twenty-six weeks ended August 3, 2024, from 53.0% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $88.8 million compared to $95.5 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $18.6 million compared to $22.4 million in the comparable prior-year period. For the twenty-six weeks ended August 3, 2024, consolidated SG&A expenses decreased primarily due to a $7.8 million reduction in employee-related costs, including lower variable compensation, reduced headcount, and decrease in severance charges compared to the prior-year period; and a $3.1 million reduction in other expenses including variable selling expenses resulting from sales decreases as described above, variable lease costs, certain professional fees, and other cost reduction initiatives. These decreases were partially offset by a $0.4 million increase in advertising spend associated with Project Restoration initiatives.
Other Income, Net
For the twenty-six weeks ended August 3, 2024, net other income was $0.6 million, consistent with comparable prior-year period.
Operating (Loss) Income
For the twenty-six weeks ended August 3, 2024, there was an operating loss of $(8.6) million, a $15.1 million decrease, or 232.0%, from operating income of $6.5 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (4.5)% and 2.9% for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. Operating loss increased due to the factors described in the captions above.
VB Direct. For the twenty-six weeks ended August 3, 2024, operating income in the VB Direct segment decreased $10.6 million, or 37.7%, to $17.4 million from $28.0 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 13.5% and 19.3% for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, as well as SG&A expense deleverage associated with decreased sales.
VB Indirect. For the twenty-six weeks ended August 3, 2024, operating income in the VB Indirect segment decreased $2.3 million, or 21.5%, to $8.6 million from $10.9 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 25.7% and 33.3% for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to a due to a decrease in gross margin as a percentage of net revenues.
Pura Vida. For the twenty-six weeks ended August 3, 2024, there was an operating loss in the Pura Vida segment of $(1.1) million, a $6.7 million decrease, or 120.0%, from operating income of $5.6 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating (loss) income in the Pura Vida segment was (3.8)% and 12.3% for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to SG&A expense deleverage associated with decreased e-commerce and wholesale revenues.
Corporate Unallocated. For the twenty-six weeks ended August 3, 2024, unallocated expenses decreased $4.5 million, or 11.9%, to $33.4 million from $37.9 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a $5.0 million reduction in employee-related costs, including lower variable compensation, reduced headcount, and decrease in severance charges compared to the prior-year period; as well as a reduction in professional fees of $0.7 million, partially offset by an increase in advertising spend of $1.2 million related to Project Restoration initiatives.

Income Tax (Benefit) Expense
The effective tax rate for the twenty-six weeks ended August 3, 2024, was 68.3%, compared to 29.0% for the twenty-six weeks ended July 29, 2023. The change in year-over-year effective tax rate was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. The year-over-year effective tax rate also reflects the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of non-deductible executive compensation. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net (Loss) Income
For the twenty-six weeks ended August 3, 2024, there was a net loss of $(2.4) million, a $7.0 million decrease, from net income of $4.6 million in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of August 3, 2024. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Net cash (used in) provided by operating activities	$(13,151)	$15,975
Net cash used in investing activities	(3,649)	(11,727)
Net cash used in financing activities	(16,356)	(2,357)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the twenty-six weeks ended August 3, 2024 was $13.2 million compared to net cash provided by operating activities of $16.0 million for the twenty-six weeks ended July 29, 2023. The increase in cash used in operating activities was primarily related to a net loss of $(2.4) million, a $7.0 million decrease, from net income in the comparable prior-year period, a change in non-cash items of $3.8 million, as well as a change in assets and liabilities of $18.3 million.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $3.6 million for the twenty-six weeks ended August 3, 2024 compared to $11.7 million for the twenty-six weeks ended July 29, 2023. The decrease in cash used in investing activities was a result of the purchase of the remaining 25% interest in Pura Vida for $10.0 million in the prior year, partially offset by an increase in property, plant, and equipment spending primarily as a result of Vera Bradley relocations in the current year and Project Restoration initiatives.

Net Cash Used in Financing Activities
Net cash used in financing activities was $16.4 million for the twenty-six weeks ended August 3, 2024 compared to $2.4 million for the twenty-six weeks ended July 29, 2023. The increase in cash used in financing activities was primarily due to $15.9 million of common stock repurchases in the current-year period compared to $1.4 million in the comparable prior-year period.
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
Material Cash Requirements
As of August 3, 2024, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of August 3, 2024.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 3, 2024, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 3, 2024.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
In August of 2024, Marishka Filio filed suit seeking class certification for those who purchased products from the Company’s website Verabradley.com during the applicable statute of limitations. The complaint alleges various violations of the California Invasion of Privacy Act and the California Unfair Competition Law. The Company denies all liability and intends to vigorously defend itself in the case. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter and do not believe that such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company is vigorously defending itself and management believes that the Company has a number of meritorious legal defenses.
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
Details regarding the activity under the program during the thirteen weeks ended August 3, 2024 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
May 5, 2024 - June 1, 2024	522,011	$7.64	522,011	$15,200,050
June 2, 2024 - July 6, 2024	510,625	6.67	510,625	11,792,179
July 7, 2024 - August 3, 2024	329,612	6.51	329,612	9,645,065
	1,362,248	$7.01	1,362,248

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the thirteen weeks ended August 3, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Vera Bradley, Inc. (Registrant)

Date: September 11, 2024	/s/ Michael Schwindle
Michael Schwindle
Chief Financial Officer