Form 10-Q
period 2024-11-02
Vera Bradley, Inc.
filed 2024-12-11
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 27,726,461 shares of its common stock outstanding as of December 4, 2024.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	November 2, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$13,711	$77,303
Accounts receivable, net	24,263	17,112
Inventories	131,314	118,278
Income taxes receivable	3,948	461
Prepaid expenses and other current assets	11,549	12,803
Total current assets	184,785	225,957
Operating right-of-use assets	83,239	66,488
Property, plant, and equipment, net	54,356	54,256
Intangible assets, net	6,237	7,573
Deferred income taxes	20,471	20,355
Other assets	9,887	6,157
Total assets	$358,975	$380,786
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,933	$14,155
Accrued employment costs	6,876	12,944
Short-term operating lease liabilities	21,172	18,452
Other accrued liabilities	11,575	12,070
Income taxes payable	210	640
Total current liabilities	59,766	58,261
Long-term operating lease liabilities	73,965	62,552
Other long-term liabilities	46	44
Total liabilities	133,777	120,857
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,523 and 43,253 shares issued and 27,802 and 30,814 shares outstanding, respectively	—	—
Additional paid-in-capital	114,167	112,590
Retained earnings	267,252	282,467
Accumulated other comprehensive income (loss)	14	(72)
Treasury stock	(156,235)	(135,056)
Total shareholders’ equity	225,198	259,929
Total liabilities and shareholders’ equity	$358,975	$380,786

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net revenues	$80,578	$114,987	$272,003	$337,521
Cost of sales	36,969	51,980	130,124	150,749
Gross profit	43,609	63,007	141,879	186,772
Selling, general, and administrative expenses	54,220	56,363	161,628	174,274
Other income, net	137	142	717	773
Operating (loss) income	(10,474)	6,786	(19,032)	13,271
Interest income, net	113	285	1,059	241
(Loss) income before income taxes	(10,361)	7,071	(17,973)	13,512
Income tax expense (benefit)	2,439	1,953	(2,758)	3,819
Net (loss) income	$(12,800)	$5,118	$(15,215)	$9,693

Basic weighted-average shares outstanding	28,074	30,814	29,339	30,836
Diluted weighted-average shares outstanding	28,074	31,322	29,339	31,246

Basic net (loss) income per share	$(0.46)	$0.17	$(0.52)	$0.31
Diluted net (loss) income per share	$(0.46)	$0.16	$(0.52)	$0.31
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net (loss) income	$(12,800)	$5,118	$(15,215)	$9,693
Cumulative translation adjustment	86	(5)	86	31
Comprehensive (loss) income, net of tax	$(12,714)	$5,113	$(15,129)	$9,724
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
Balance at February 3, 2024	30,813,616	12,439,244	$112,590	$282,467	$(72)	$(135,056)	$259,929
Net loss	—	—	—	(8,121)	—	—	(8,121)
Translation adjustments	—	—	—	—	8	—	8
Restricted shares vested, net of repurchase for taxes	194,033	—	(356)	—	—	—	(356)
Stock-based compensation	—	—	804	—	—	—	804
Treasury stock purchased	(959,186)	959,186	—	—	—	(6,348)	(6,348)
Balance at May 4, 2024	30,048,463	13,398,430	$113,038	$274,346	$(64)	$(141,404)	$245,916
Net income	—	—	—	5,706	—	—	5,706
Translation adjustments	—	—	—	—	(8)	—	(8)
Restricted shares vested, net of repurchase for taxes	19,115	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	572	—	—	—	572
Treasury stock purchased	(1,362,248)	1,362,248	—	—	—	(9,545)	(9,545)
Balance at August 3, 2024	28,705,330	14,760,678	$113,503	$280,052	$(72)	$(150,949)	$242,534
Net loss	—	—	—	(12,800)	—	$—	(12,800)
Translation adjustments	—	—	—	—	86	$—	86
Restricted shares vested, net of repurchase for taxes	56,848	—	(229)	—	—	$—	(229)
Stock-based compensation	—	—	893	—	—	$—	893
Treasury stock purchased	(960,487)	960,487	—	—	—	$(5,286)	(5,286)
Balance at November 2, 2024	27,801,691	15,721,165	$114,167	$267,252	$14	$(156,235)	$225,198

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 28, 2023	30,766,024	12,079,690	$109,718	$274,629	$(105)	$(132,864)	$251,378
Net loss	—	—	—	(4,679)	—	—	(4,679)
Translation adjustments	—	—	—	—	(10)	—	(10)
Restricted shares vested, net of repurchase for taxes	330,500	—	(942)	—	—	—	(942)
Stock-based compensation	—	—	691	—	—	—	691
Treasury stock purchased	(128,100)	128,100	—	—	—	(732)	(732)
Purchase of noncontrolling interest equity adjustment	—	—	1,286	—	—	—	1,286
Balance at April 29, 2023	30,968,424	12,207,790	$110,753	$269,950	$(115)	$(133,596)	$246,992
Net income	—	—	—	9,254	—	—	9,254
Translation adjustments	—	—	—	—	46	—	46
Restricted shares vested, net of repurchase for taxes	89	—	—	—	—	—	—
Stock-based compensation	—	—	910	—	—	—	910
Treasury stock purchased	(120,220)	120,220	—	—	—	(683)	(683)
Balance at July 29, 2023	30,848,293	12,328,010	$111,663	$279,204	$(69)	$(134,279)	$256,519
Net income	—	—	—	$5,118	—	—	5,118
Translation adjustments	—	—	—	—	(5)	—	(5)
Restricted shares vested, net of repurchase for taxes	8,653	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	764	—	—	—	764
Treasury stock purchased	(71,807)	71,807	—	—	—	(485)	(485)
Balance at October 28, 2023	30,785,139	12,399,817	$112,397	$284,322	$(74)	$(134,764)	$261,881
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Cash flows from operating activities
Net (loss) income	$(15,215)	$9,693
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	6,210	5,988
Amortization of operating right-of-use assets	14,850	15,622
Impairment charges	2,181	—
Amortization of intangible assets	1,336	2,187
Provision for doubtful accounts	31	87
Stock-based compensation	2,269	2,365
Deferred income taxes	(116)	3,155
Other non-cash (gain) loss, net	(2)	50
Changes in assets and liabilities:
Accounts receivable	(7,182)	(3,581)
Inventories	(13,036)	13,135
Prepaid expenses and other assets	(2,476)	(688)
Accounts payable	3,349	(8,134)
Income taxes	(3,917)	(53)
Operating lease liabilities, net	(17,468)	(16,495)
Accrued and other liabilities	(6,571)	(2,273)
Net cash (used in) provided by operating activities	(35,757)	21,058
Cash flows from investing activities
Purchases of property, plant, and equipment	(6,050)	(2,546)
Cash paid for business acquisition	—	(10,000)
Net cash used in investing activities	(6,050)	(12,546)
Cash flows from financing activities
Tax withholdings for equity compensation	(692)	(972)
Repurchase of common stock	(21,179)	(1,900)
Net cash used in financing activities	(21,871)	(2,872)
Effect of exchange rate changes on cash and cash equivalents	86	31
Net (decrease) increase in cash and cash equivalents	(63,592)	5,671
Cash and cash equivalents, beginning of period	77,303	46,595
Cash and cash equivalents, end of period	$13,711	$52,266

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,311	$748
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment incurred but not yet paid	$2,589	$1,090
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
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct segment consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of November 2, 2024, the Company operated 40 full-line stores and 86 outlet stores.
•The VB Indirect segment consists of revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,200 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida websites (www.puravidabracelets.com and www.puravidabracelets.eu); through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through its seven retail stores.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended November 2, 2024, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, seasonal fluctuations in the business and the uncertainty of macroeconomic factors on future periods, including inflation and other related matters..

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended November 2, 2024 and October 28, 2023 refer to the thirteen week periods ended on those dates.
Recently Issued Accounting Pronouncements
In November, 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, "Disaggregation of Income Statement Expenses". The ASU requires financial statement footnote disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The ASU is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal year 2028) and interim reporting periods beginning after December 15, 2027 (interim periods for the Company’s fiscal year 2029). Public business entities are required to apply the guidance prospectively, however, retrospective application is permitted. The Company is currently evaluating the impact of this ASU, but expects the impact to be limited to financial statement footnote disclosures.
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023 (the Company's fiscal year 2025), and interim periods within fiscal years beginning after December 15, 2024 (the Company's fiscal year 2026). Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in additional required disclosures when adopted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not impact our consolidated financial statements.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2.Revenue from Contracts with Customers

Disaggregation of Revenue

The following presents the Company's net revenues disaggregated by product category for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 (in thousands):

	Thirteen Weeks Ended
	November 2, 2024
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$23,326		$10,294		$21		$33,641
Travel	12,968		4,321		—		17,289
Accessories	8,704		1,764		9,721		20,189
Home	4,542		818		—		5,360
Apparel/Footwear	1,585		325		82		1,992
Other	1,350	(1)	486	(2)	271	(3)	2,107
Total net revenues	$52,475	(4)	$18,008	(5)	$10,095	(4)	$80,578

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $17.6 million of net revenues related to product sales recognized at a point in time and $0.4 million of net revenues related to sales-based royalties recognized over time.

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2024
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$79,290		$29,912		$57		$109,259
Travel	44,633		10,663		—		55,296
Accessories	30,493		5,869		38,197		74,559
Home	15,795		2,103		—		17,898
Apparel/Footwear	6,357		1,051		385		7,793
Other	4,572	(1)	1,696	(2)	930	(3)	7,198
Total net revenues	$181,140	(4)	$51,294	(5)	$39,569	(4)	$272,003

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $49.9 million of net revenues related to product sales recognized at a point in time and $1.4 million of net revenues related to sales-based royalties recognized over time.

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

Contract Balances
Contract liabilities as of November 2, 2024 and February 3, 2024, were $2.0 million and $2.6 million, respectively. The balance as of November 2, 2024 and February 3, 2024 consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet and jewelry clubs of the Pura Vida segment, Pura Vida loyalty club points, and Pura Vida customer deposits and payments collected before shipment. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of November 2, 2024 and February 3, 2024.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The balance for accounts receivable from contracts with customers, net of allowances, as of November 2, 2024 and February 3, 2024, was $23.8 million and $16.4 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million as of November 2, 2024 and February 3, 2024, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of November 2, 2024.

3.Leases

Discount Rate
The weighted-average discount rate as of November 2, 2024, and October 28, 2023 was 5.0% and 4.8%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of November 2, 2024, there were no executed leases in which the Company did not have control of the underlying asset.
Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating lease cost	$7,044	$6,439	$19,773	$19,506
Variable lease cost	990	1,321	3,316	4,078
Short-term lease cost	98	100	502	455
Less: Sublease income (1)	(105)	(105)	(315)	(315)
Total net lease cost	$8,027	$7,755	$23,276	$23,724
(1) Related to the sublease of a former Company location.
The weighted-average remaining lease term as of November 2, 2024 and October 28, 2023 was 4.8 years and 5.4 years, respectively.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Supplemental operating cash flow information was as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$22,544	$22,111
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$31,605	$4,819

(1) $2.8 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of November 2, 2024, and were paid in the fourth quarter of fiscal 2025.

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator:
Net (loss) income	$(12,800)	$5,118	$(15,215)	$9,693

Denominator:
Weighted-average number of common shares (basic)	28,074	30,814	29,339	30,836
Dilutive effect of stock-based awards	—	508	—	410
Weighted-average number of common shares (diluted)	28,074	31,322	29,339	31,246

Net (loss) income per share:
Basic	$(0.46)	$0.17	$(0.52)	$0.31
Diluted	$(0.46)	$0.16	$(0.52)	$0.31

For the thirteen and thirty-nine weeks ended November 2, 2024, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

For the thirteen and thirty-nine weeks ended October 28, 2023, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of November 2, 2024 and February 3, 2024, approximated their fair values.
The following table details the fair value measurements of the Company's investments as of November 2, 2024 and February 3, 2024 (in thousands):

	Level 1		Level 2		Level 3
	November 2, 2024	February 3, 2024	November 2, 2024	February 3, 2024	November 2, 2024	February 3, 2024
Cash equivalents(1)	$—	$55,262	$—	$—	$—	$—

(1) Cash equivalents primarily represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $2.2 million for store property, plant, and equipment charges for the thirteen and thirty-nine weeks ended November 2, 2024. These charges are included in selling, general, and administrative ("SG&A") expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows. There were no long-lived asset impairment charges for the thirteen and thirty-nine weeks ended October 28, 2023.
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
On a nonrecurring basis, assets recognized or disclosed at fair value on the consolidated financial statements include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as intangible assets related to the Pura Vida acquisition. These assets are measured at fair value if determined to be impaired. There were no intangible asset impairment charges recorded during the thirteen and thirty-nine weeks ended November 2, 2024 or October 28, 2023. Refer to Note 13 herein for additional information.

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
The Credit Agreement matures in May 2028.
As of November 2, 2024 and February 3, 2024, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended November 2, 2024, was (23.5)%, compared to 27.6% for the thirteen weeks ended October 28, 2023. The change in year-over-year effective tax rate was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. The year-over-year effective tax rate also reflects the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of the impact of foreign operations as well as non-deductible executive compensation.
The effective tax rate for the thirty-nine weeks ended November 2, 2024, was 15.3%, compared to 28.3% for the thirty-nine weeks ended October 28, 2023. The change in year-over-year effective tax rate was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. The year-over-year effective tax rate also reflects the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of the impact of foreign operations as well as non-deductible executive compensation.
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
Awards of Restricted Stock Units
The Company did not grant restricted stock units during the thirteen weeks ended November 2, 2024. During the thirteen weeks ended October 28, 2023, the Company granted 15,267 time-based and performance-based restricted stock units with an aggregate fair value of $0.1 million to certain employees under the 2020 Equity and Incentive Plan.

During the thirty-nine weeks ended November 2, 2024, the Company granted 755,647 time-based and performance-based restricted stock units with an aggregate fair value of $5.1 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 753,454 time-based and performance-based restricted stock units with an aggregate fair value of $4.4 million in the same period of the prior year.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of restricted stock unit activity for the thirty-nine weeks ended November 2, 2024 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 3, 2024	683	$4.58	840	$4.42
Granted	422	6.71	333	6.71
Vested	(336)	5.76	(47)	10.22
Forfeited	(23)	6.48	(42)	6.54
Nonvested units outstanding at November 2, 2024	746	$5.58	1,084	$5.79
As of November 2, 2024, there was $5.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years, subject to meeting performance conditions.

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
In August of 2024, Marishka Filio filed suit seeking class certification for those who purchased products from the Company’s website Verabradley.com during the applicable statute of limitations. The complaint alleges various violations of the California Invasion of Privacy Act and the California Unfair Competition Law. In November 2024, the Company settled this matter with the Plaintiff for a non-material amount and with no admission of any liability nor wrongdoing.

10.Common Stock
In December 2021, the Company's board of directors approved a share repurchase plan (the “2021 Share Repurchase Program”) which authorized Company management to utilize up to $50.0 million of available cash for repurchases of shares of the Company's common stock. The 2021 Share Repurchase Program went into effect beginning December 13, 2021 and expires in December 2024.
The Company purchased 3,281,921 shares at an average price of $6.45 per share, excluding commissions, for an aggregate amount of $21.2 million during the thirty-nine weeks ended November 2, 2024 under the 2021 Share Repurchase Program. There was $4.4 million remaining available to repurchase shares of the Company's common stock under the 2021 Share Repurchase Program as of November 2, 2024.
As of November 2, 2024, the Company held as treasury shares 15,721,165 shares of its common stock at an average price of $9.94 per share, excluding commissions, for an aggregate carrying amount of $156.2 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.
Subsequent to the end of the quarter, in December 2024, the Company's board of directors approved a new share repurchase plan (the “2024 Share Repurchase Program”) which authorized Company management to utilize up to $30.0 million of available cash for repurchases of shares of the Company's common stock. The 2024 Share Repurchase Program goes into effect beginning December 14, 2024 and expires in December 2027. The Company does not

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
currently plan to purchase under the 2024 Share Repurchase Program, but anticipates utilizing it in the future depending on the Company's cash position.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $2.4 million and $3.8 million as of November 2, 2024 and February 3, 2024, respectively. Of this total, $1.5 million and $2.8 million was recorded within prepaid expenses and other current assets and $0.9 million and $1.0 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of November 2, 2024 and February 3, 2024, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

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

	November 2, 2024
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
The Company incurred the following charges during the thirteen weeks ended November 2, 2024 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges	$186	$14	$—	$48	$248
Total (1)	$186	$14	$—	$48	$248

(1) Recorded within selling, general, and administrative ("SG&A") expenses

The Company incurred the following charges during the thirty-nine weeks ended November 2, 2024 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges	$321	$231	$—	$485	$1,037
Total (1)	$321	$231	$—	$485	$1,037

(1) Recorded within cost of goods sold and SG&A expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of February 3, 2024	$541
Fiscal 2025 charges	1,037
Cash payments	(1,562)
Liability as of November 2, 2024	$16

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the thirteen weeks ended October 28, 2023 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$—	$—	$304	$304
Total (1)	$—	$—	$—	$304	$304

(1) Recorded within SG&A expenses

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
The VB Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,200 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Company management evaluates segment operating results based on several indicators. The primary or key performance indicators for each segment are net revenues and operating income. Net revenues and operating income (loss) information for the Company’s reportable segments during the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Segment net revenues:
VB Direct	$52,475	$72,309	$181,140	$216,916
VB Indirect	18,008	24,986	51,294	57,722
Pura Vida	10,095	17,692	39,569	62,883
Total	$80,578	$114,987	$272,003	$337,521
Segment operating income (loss):
VB Direct	$2,104	$15,708	$19,530	$43,669
VB Indirect	6,068	8,967	14,637	19,877
Pura Vida	(2,711)	(580)	(3,824)	4,982
Total	$5,461	$24,095	$30,343	$68,528
Reconciliation:
Segment operating income	$5,461	$24,095	$30,343	$68,528
Less:
Unallocated corporate expenses	(15,935)	(17,309)	(49,375)	(55,257)
Operating (loss) income	$(10,474)	$6,786	$(19,032)	$13,271

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and thirty-nine weeks ended November 2, 2024, are not necessarily indicative of the results to be expected for the full fiscal year.
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

Macroeconomic and Other Factors. We continue to be impacted by higher tariffs from previously duty-free countries, where we source products, as a result of the expiration of the Generalized System of Preferences (“GSP”) duty-free status at the end of calendar year 2020. In addition, the macroeconomic environment has been further challenged by inflationary pressures and other related factors that have impacted consumer discretionary spending. We continued to see weakness in both the Vera Bradley outlet store business and full line stores in the third quarter of fiscal 2025.
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

Refer to Note 15 to the Notes to the Consolidated Financial Statements filed with the SEC on Form 10-K for the fiscal year ended February 3, 2024, for additional information regarding the indefinite-lived intangible assets impairment test and impairment charges recorded during fiscal 2024. There were no impairment charges recorded during the thirteen and thirty-nine weeks ended November 2, 2024 or October 28, 2023. Depending on the results of future impairment tests, it is possible additional impairments could be identified in future periods, and such amounts could be material.

Long-lived Assets
Property, plant, and equipment and lease right-of-use assets (the “asset group” for store-related assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, as further defined in Note 5 to the Notes to the Condensed Consolidated Financial Statements herein. Impairment charges of $2.2 million were recognized during the thirteen and thirty-nine weeks ended November 2, 2024, for store property, plant, and equipment charges, which are included in SG&A expenses within the Condensed Consolidated Statements of Operations and within impairment charges in the Condensed Consolidated Statements of Cash Flows. $2.1 million of the impairment charge is included in the Direct segment, and $0.1 million is included in the Pura Vida segment for the thirteen and thirty-nine weeks ended November 2, 2024. There were no impairment charges recorded during the thirteen and thirty-nine weeks ended October 28, 2023. We are unable to predict the extent of the impact that the inflationary environment could have on our operations, the economy, or other factors; therefore, it is possible additional impairments could be identified in future periods, and such amounts could be material.
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Statement of Operations Data:
Net revenues	$80,578	$114,987	$272,003	$337,521
Cost of sales	36,969	51,980	130,124	150,749
Gross profit	43,609	63,007	141,879	186,772
Selling, general, and administrative expenses	54,220	56,363	161,628	174,274
Other income, net	137	142	717	773
Operating (loss) income	(10,474)	6,786	(19,032)	13,271
Interest income, net	113	285	1,059	241
(Loss) income before income taxes	(10,361)	7,071	(17,973)	13,512
Income tax expense (benefit)	2,439	1,953	(2,758)	3,819
Net (loss) income	$(12,800)	$5,118	$(15,215)	$9,693
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.9%	45.2%	47.8%	44.7%
Gross profit	54.1%	54.8%	52.2%	55.3%
Selling, general, and administrative expenses	67.3%	49.0%	59.4%	51.6%
Other income, net	0.2%	0.1%	0.2%	0.2%
Operating (loss) income	(13.0)%	5.9%	(7.0)%	3.9%
Interest income, net	0.1%	0.3%	0.4%	0.1%
(Loss) income before income taxes	(12.9)%	6.2%	(6.6)%	4.0%
Income tax expense (benefit)	3.0%	1.7%	(1.0)%	1.1%
Net (loss) income	(15.9)%	4.5%	(5.6)%	2.9%

The following tables present net revenues and operating income (loss) by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net Revenues by Segment:
VB Direct	$52,475	$72,309	$181,140	$216,916
VB Indirect	18,008	24,986	51,294	57,722
Pura Vida	10,095	17,692	39,569	62,883
Total	$80,578	$114,987	$272,003	$337,521
Percentage of Net Revenues by Segment:
VB Direct	65.1%	62.9%	66.6%	64.3%
VB Indirect	22.4%	21.7%	18.9%	17.1%
Pura Vida	12.5%	15.4%	14.5%	18.6%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating Income (Loss) by Segment:
VB Direct	$2,104	$15,708	$19,530	$43,669
VB Indirect	6,068	8,967	14,637	19,877
Pura Vida	(2,711)	(580)	(3,824)	4,982
Less: Corporate unallocated	(15,935)	(17,309)	(49,375)	(55,257)
Total	$(10,474)	$6,786	$(19,032)	$13,271
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	4.0%	21.7%	10.8%	20.1%
VB Indirect	33.7%	35.9%	28.5%	34.4%
Pura Vida	(26.9)%	(3.3)%	(9.7)%	7.9%
Vera Bradley Store Data (1):
Total stores opened during period	5	1	5	3
Total stores closed during period	—	—	(3)	(7)
Total stores open at end of period	126	126	126	126
Total gross square footage at end of period	387,245	379,576	387,245	379,576
Average net revenues per gross square foot (2)	$85	$126	$300	$372
Comparable sales (including e-commerce) decrease (3)	(27.2)%	(8.2)%	(16.0)%	(5.8)%

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

Thirteen Weeks Ended November 2, 2024, Compared to Thirteen Weeks Ended October 28, 2023
Net Revenues
For the thirteen weeks ended November 2, 2024, net revenues decreased $34.4 million, or 29.9%, to $80.6 million, from $115.0 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended November 2, 2024, net revenues in the VB Direct segment decreased $19.8 million, or 27.4%, to $52.5 million, from $72.3 million in the comparable prior-year period. Vera Bradley comparable sales decreased 27.2%, which includes a 32.6% decrease in comparable store sales and a 17.5% decrease in e-commerce sales. In addition, non-comparable store revenue decreased $0.5 million. The decrease in comparable sales and comparable store sales was primarily due to reduced traffic, conversion, and units sold in the e-commerce, full-line, and outlet channels.
VB Indirect. For the thirteen weeks ended November 2, 2024, net revenues in the VB Indirect segment decreased $7.0 million, or 27.9%, to $18.0 million, from $25.0 million in the comparable prior-year period. The decrease was primarily due to a decline in specialty and key account orders, as well as a decrease in liquidation sales.
Pura Vida. For the thirteen weeks ended November 2, 2024, net revenues in the Pura Vida segment decreased $7.6 million, or 42.9%, to $10.1 million, from $17.7 million in the comparable prior-year period. The decrease was primarily due to a decline in e-commerce and wholesale sales.
Gross Profit
For the thirteen weeks ended November 2, 2024, gross profit decreased $19.4 million, or 30.8%, to $43.6 million, from $63.0 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 54.1% for the thirteen weeks ended November 2, 2024, from 54.8% in the comparable prior-year period. Current year gross margin was negatively impacted by sales channel mix as well as an increase in outbound freight costs.
Selling, General, and Administrative Expenses
For the thirteen weeks ended November 2, 2024, SG&A expenses decreased $2.2 million, or 3.8%, to $54.2 million, from $56.4 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 67.3% for the thirteen weeks ended November 2, 2024, from 49.0% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $46.3 million compared to $45.0 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $7.9 million compared to $11.4 million in the comparable prior-year period. For the thirteen weeks ended November 2, 2024, consolidated SG&A expenses decreased primarily due to a $3.1 million reduction in employee-related costs, including lower variable compensation and reduced headcount; $0.8 million selling expense reduction resulting from sales decreases as described above; and $0.7 million intangible asset amortization in the prior-year period that did not occur in the current-year period. These decreases were partially offset by $2.2 million of property, plant, and equipment impairment charges in the current year period.
Other Income, Net
For the thirteen weeks ended November 2, 2024, net other income totaled $0.1 million, consistent with the comparable prior-year period.
Operating (Loss) Income
For the thirteen weeks ended November 2, 2024, there was an operating loss of $(10.5) million, a $17.3 million decrease, or 254.3%, from operating income of $6.8 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (13.0)% and 5.9% for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively. Operating loss increased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended November 2, 2024, operating income in the VB Direct segment decreased $13.6 million, or 86.6%, to $2.1 million from $15.7 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 4.0% and 21.7% for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to SG&A expense deleverage associated with decreased sales as well as property, plant, and equipment charges of $2.1 million.
VB Indirect. For the thirteen weeks ended November 2, 2024, operating income in the VB Indirect segment decreased $2.9 million, or 32.3%, to $6.1 million from $9.0 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 33.7% and 35.9% for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to SG&A expense deleverage associated with decreased sales, partially offset by an increase in gross margin due to a decrease in liquidation sales.
Pura Vida. For the thirteen weeks ended November 2, 2024, operating loss in the Pura Vida segment increased $2.1 million, or 367.4%, to $(2.7) million from $(0.6) million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating loss in the Pura Vida segment was (26.9)% and (3.3)% for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to SG&A expense deleverage associated with a decrease in sales, an increase in promotional activity, and property, plant, and equipment charges of $0.1 million.
Corporate Unallocated. For the thirteen weeks ended November 2, 2024, unallocated expenses decreased $1.4 million, or 7.9%, to $15.9 million from $17.3 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a decrease in employee related expenses of $1.2 million and $0.2 million in other net corporate expense reductions.
Income Tax Expense
The effective tax rate for the thirteen weeks ended November 2, 2024, was (23.5)%, compared to 27.6% for the thirteen weeks ended October 28, 2023. The change in year-over-year effective tax rate was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. The year-over-year effective tax rate also reflects the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of the impact of foreign operations as well as non-deductible executive compensation. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net (Loss) Income
For the thirteen weeks ended November 2, 2024, there was an net loss of $(12.8) million, a $17.9 million decrease, or 350.1%, from net income of $5.1 million in the comparable prior-year period due to the factors described in the captions above.
Thirty-Nine Weeks Ended November 2, 2024, Compared to Thirty-Nine Weeks Ended October 28, 2023
Net Revenues
For the thirty-nine weeks ended November 2, 2024, net revenues decreased $65.5 million, or 19.4%, to $272.0 million, from $337.5 million in the comparable prior-year period.
VB Direct. For the thirty-nine weeks ended November 2, 2024, net revenues in the VB Direct segment decreased $35.8 million, or 16.5%, to $181.1 million, from $216.9 million in the comparable prior-year period. Vera Bradley comparable sales decreased 16.0%, which includes a 20.1% decrease in comparable store sales as well as a decrease in e-commerce sales of 8.3%. In addition, non-comparable store revenue decreased $1.2 million. The decrease in comparable sales and comparable store sales was primarily due to reduced traffic, conversion, and units sold in the full-line and outlet channels.
VB Indirect. For the thirty-nine weeks ended November 2, 2024, net revenues in the VB Indirect segment decreased $6.4 million, or 11.1%, to $51.3 million, from $57.7 million in the comparable prior-year period. The decrease was primarily due to a decrease in specialty account orders, liquidation sales, and key account orders.
Pura Vida. For the thirty-nine weeks ended November 2, 2024, net revenues in the Pura Vida segment decreased $23.3 million, or 37.1%, to $39.6 million, from $62.9 million in the comparable prior-year period. The decrease was primarily due to a decline in e-commerce and wholesale sales, partially offset by an increase in retail store sales associated with the opening of two new retail stores in the current-year period.
Gross Profit
For the thirty-nine weeks ended November 2, 2024, gross profit decreased $44.9 million, or 24.0%, to $141.9 million, from $186.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 52.2% for the thirty-nine weeks ended November 2, 2024, from 55.3% in the comparable prior-year period. Current year gross margin was negatively impacted by sales channel mix, increases in promotional activity, and one-time vendor charges.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended November 2, 2024, SG&A expenses decreased $12.7 million, or 7.3%, to $161.6 million, from $174.3 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 59.4% for the thirty-nine weeks ended November 2, 2024, from 51.6% in the comparable prior-year period. SG&A expenses related to Vera Bradley and corporate unallocated were $135.1 million compared to $140.5 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $26.5 million compared to $33.7 million in the comparable prior-year period. For the thirty-nine weeks ended November 2, 2024, consolidated SG&A expenses decreased primarily due to a $10.9 million reduction in employee-related costs, including lower variable compensation, reduced headcount, and decrease in severance charges compared to the prior-year period; a $1.8 million reduction in variable selling expenses resulting from sales decreases as described above; a $0.8 decrease in professional fees; a $0.8 million reduction in intangible asset amortization; and a $0.6 million reduction in building expenses. These decreases were partially offset by $2.2 million of property, plant, and equipment impairment charges in the current year period.
Other Income, Net
For the thirty-nine weeks ended November 2, 2024, net other income decreased $0.1 million to $0.7 million, from $0.8 million in the comparable prior-year period. The decrease in net other income was primarily due to ticket sales from the Vera Bradley annual outlet sale.
Operating (Loss) Income
For the thirty-nine weeks ended November 2, 2024, there was an operating loss of $(19.0) million, a $32.3 million decrease, or 243.4%, from operating income of $13.3 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income was (7.0)% and 3.9% for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. Operating loss increased due to the factors described in the captions above.
VB Direct. For the thirty-nine weeks ended November 2, 2024, operating income in the VB Direct segment decreased $24.2 million, or 55.3%, to $19.5 million from $43.7 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 10.8% and 20.1% for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, SG&A expense deleverage associated with decreased sales, as well as property, plant, and equipment charges of $2.1 million.
VB Indirect. For the thirty-nine weeks ended November 2, 2024, operating income in the VB Indirect segment decreased $5.3 million, or 26.4%, to $14.6 million from $19.9 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 28.5% and 34.4% for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to a decrease in gross margin as a percentage of net revenues as well as SG&A expense deleverage associated with decreased sales.
Pura Vida. For the thirty-nine weeks ended November 2, 2024, there was an operating loss in the Pura Vida segment of $(3.8) million, a $8.8 million decrease, or 176.7%, from operating income of $5.0 million in the comparable prior-year period. As a percentage of Pura Vida segment net revenues, operating (loss) income in the Pura Vida segment was (9.7)% and 7.9% for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to SG&A expense deleverage associated with decreased e-commerce and wholesale revenues, an increase in promotional activity, as well as property, plant, and equipment charges of $0.1 million.
Corporate Unallocated. For the thirty-nine weeks ended November 2, 2024, unallocated expenses decreased $5.9 million, or 10.6%, to $49.4 million from $55.3 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a $6.3 million reduction in employee-related costs, including lower variable compensation, reduced headcount, and decrease in severance charges compared to the prior-year period, as well as a $0.8 million reduction in professional fees. These decreases were partially offset by an increase in advertising spend of $0.8 million primarily related to Project Restoration initiatives and $0.4 million of net other expenses.
Income Tax (Benefit) Expense
The effective tax rate for the thirty-nine weeks ended November 2, 2024, was 15.3%, compared to 28.3% for the thirty-nine weeks ended October 28, 2023. The change in year-over-year effective tax rate was primarily due to a change in the projection of the Company's annual income in the current fiscal quarter. The year-over-year effective tax rate also reflects the relative impact of permanent and discrete items in the current-year period compared to the prior-year period, primarily as a result of the impact of foreign operations as well as non-deductible executive compensation. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.

Net (Loss) Income
For the thirty-nine weeks ended November 2, 2024, there was a net loss of $(15.2) million, a $24.9 million decrease, from net income of $9.7 million in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of November 2, 2024. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Net cash (used in) provided by operating activities	$(35,757)	$21,058
Net cash used in investing activities	(6,050)	(12,546)
Net cash used in financing activities	(21,871)	(2,872)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the thirty-nine weeks ended November 2, 2024 was $35.8 million compared to net cash provided by operating activities of $21.1 million for the thirty-nine weeks ended October 28, 2023. The increase in cash used in operating activities was primarily related to a net loss of $(15.2) million, a $24.9 million decrease, from net income in the comparable prior-year period, a change in deferred income taxes of $3.3 million, $1.6 million in other non-cash items, partially offset by a $2.2 million impairment charge in the current year period. Additionally, there was a change in assets and liabilities of $29.2 million, primarily driven by an increase in inventory receipts in the current year period.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $6.1 million for the thirty-nine weeks ended November 2, 2024 compared to $12.5 million for the thirty-nine weeks ended October 28, 2023. The decrease in cash used in investing activities was a result of the purchase of the remaining 25% interest in Pura Vida for $10.0 million in the prior year, partially offset by an increase in property, plant, and equipment spending of $3.5 million primarily as a result of Vera Bradley outlet new store openings in the current year as well as Project Restoration initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $21.9 million for the thirty-nine weeks ended November 2, 2024 compared to $2.9 million for the thirty-nine weeks ended October 28, 2023. The increase in cash used in financing activities was primarily due to $21.2 million of common stock repurchases in the current-year period compared to $1.9 million in the comparable prior-year period.

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
Material Cash Requirements
As of November 2, 2024, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of November 2, 2024.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of November 2, 2024, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 2, 2024.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
In August of 2024, Marishka Filio filed suit seeking class certification for those who purchased products from the Company’s website Verabradley.com during the applicable statute of limitations. The complaint alleges various violations of the California Invasion of Privacy Act and the California Unfair Competition Law. In November 2024, the Company settled this matter with the Plaintiff for a non-material amount and with no admission of any liability nor wrongdoing.
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
Details regarding the activity under the program during the thirteen weeks ended November 2, 2024 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
August 4, 2024 - August 31, 2024	426,577	$5.93	426,577	$7,114,444
September 1, 2024 - October 5, 2024	460,093	5.15	460,093	4,744,378
October 6, 2024 - November 2, 2024	73,817	5.22	73,817	4,359,149
	960,487	$5.50	960,487

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the thirteen weeks ended November 2, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Vera Bradley, Inc., dated October 11, 2024 (Incorporated by reference to Exhibit 3.1 on Form 8-K filed October 11, 2024)

4.1	Rights Agreement dated October 11, 2024 between Vera Bradley, Inc., and Equiniti Trust Company, LLC (Incorporated by reference to Exhibit 4.1 on Form 8-K filed October 11, 2024)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: December 11, 2024	/s/ Michael Schwindle
Michael Schwindle
Chief Financial Officer