Form 10-K
period 2025-02-01
Vera Bradley, Inc.
filed 2025-03-28
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of August 3, 2024 was $129,964,153.
The registrant had 27,700,900 shares of its common stock outstanding as of March 21, 2025.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Vera Bradley, Inc. intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended February 1, 2025.

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

PART I

In this Form 10-K, references to “Vera Bradley, Inc.” or the “Company” refer to Vera Bradley, Inc. and its subsidiaries, including Vera Bradley Designs, Inc. and Creative Genius, LLC. References to “Vera Bradley” relate to the Vera Bradley stand-alone brand and references to “Pura Vida” relate to the Pura Vida stand-alone brand, except where the context requires otherwise or where otherwise indicated. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal year ending February 1, 2025 (“fiscal 2025”) was a 52-week period. The fiscal year ending February 3, 2024 (“fiscal 2024”) was a 53-week period. The fiscal year ended January 28, 2023 (“fiscal 2023”) was a 52-week periods. The fiscal year ending January 31, 2026 (“fiscal 2026”) will be a 52-week period.

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

In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which operates under the name Pura Vida Bracelets (“Pura Vida”). Pura Vida results are consolidated within the Company’s financial statements beginning on July 17, 2019, the first full day following the acquisition. On January 30, 2023, the Company acquired the remaining 25% interest in Pura Vida. On March 11, 2025 the Company entered into an Interest Purchase Agreement (the “Agreement”) to sell 100% of Pura Vida. The transaction is expected to close by the end of the first quarter. A copy of the Agreement is included as an exhibit to this Form 10-K. See Note 18 of the Notes to Consolidated Financial Statements.
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
VB Direct. The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of February 1, 2025, the Company operated 39 full-line stores and 87 outlet stores.
VB Indirect. The VB Indirect business consists of sales of Vera Bradley products to approximately 1,200 specialty retail locations, substantially all of which are located in the United States; sales to department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
Pura Vida
Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand with a differentiated and expanding offering of bracelets, jewelry, apparel, and other lifestyle accessories. The Pura Vida segment represents revenues generated through the Pura Vida website (www.puravidabracelets.com); through the distribution of Pura Vida-branded products to wholesale retailers and department stores, substantially all of which are located in the United States; and through its seven retail stores.
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
The passion for design and customer service established by our founders has driven our Company for over 40 years and remains the cornerstone of Vera Bradley, Inc. today. Ms. Baekgaard retired from Vera Bradley operations in 2017 and retired from the Board of Directors in March 2025 but continues to serve in a Director Emeritus role and as a brand ambassador. Ms. Miller retired as our National Spokesperson in October 2012 and from the Board of Directors in August 2019.

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
During fiscal 2025, we made significant progress on this Company-wide, comprehensive initiative, focusing on the four key pillars of the business for each brand.
Vera Bradley
At Vera Bradley, we launched the first manifestation of our Project Restoration in July fiscal 2025. It included, among other things, the reveal of our new and elevated full-line branding and marketing, product, store design, and website. Our work on this initiative was informed by consumer research and current perceptions of the brand from both buyers and non-buyers. We remain confident in our strategic direction and continue to make refinements based on selling data and customer feedback we have received since Project Restoration launch. We will be expanding our heritage products, reducing our assortment in higher price points, as well as bringing back regular deliveries of licensed product and some classic styles our customers are asking for.
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
Channel. We are building a balanced footprint that more clearly differentiates full-line and outlet assortments. We are continuing to look for opportunities to improve the profitability of our full-line store portfolio by re-balancing our existing fleet through select closures along with identifying future market opportunities. We will continue to focus on our highest-potential stores by enhancing the customer experience. We expect to open two full-line stores in fiscal 2026. Maintaining brand-right wholesale relationships is important, and we are actively working to acquire new specialty and key account retailers where we know our customer is shopping. We have improved our online shopping experience through elevating full-line creative and experiences, while offering our outlet assortment online at outlet.verabradley.com.

Pura Vida
Pura Vida has shifted focus to delivering profitability and balancing the ecommerce business with wholesale and retail stores. Pura Vida diversified marketing spend and made additional efforts to retain customers.
Consumer. Pura Vida has sharpened focus on the 18-24 year old, who both those younger and older aspire to be. Pura Vida's target customer is free-spirited, a trendsetter, and in the midst of discovering who she is and where she is heading.
Brand. Pura Vida has refreshed the brand image with a focus on being more relevant to Gen Z through showing real places, real moments, and real faces that are authentic, diverse, and inclusive.
Pura Vida remains one of the most highly-engaged brands in the accessories space, with nearly 2.2 million followers on Instagram and is consistently listed as one of the most engaged jewelry brands on Instagram.
Product. Pura Vida has focused on delivering unique, fun, playful product designs that are affordable and accessible. Pura Vida has innovated in the hero core category of string bracelets as well as other jewelry items. Approximately a third of the total Pura Vida business is comprised of jewelry categories other than bracelets, such as rings, anklets, and necklaces.
Channel. Pura Vida has had a strong focus on restoring e-commerce to a healthy full price customer and prudent sharper management of wholesale. The six full-line Pura Vida stores have played a role in driving new customer acquisition and they demonstrate the power a retail presence can have in driving digital sales, omni-channel loyalty, and spending.

Our Product Release Strategy
Vera Bradley. On average, we typically introduce new collections monthly. Each launch typically consists of one to three signature cotton-quilted prints, as well as other fabrications including Featherweight, Leather, Performance Twill, Re-Active, microfiber, and nylon, some of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our websites (including our online outlet site), outlet stores, our annual outlet sale, and third-party liquidators.

Pura Vida. New Pura Vida products are released monthly. Each product launch collection typically consists of 10 to 30 customer choices, offering a mix of seasonally inspired designs and next generation designs of core bestsellers.

The following chart presents net revenues generated by each of the Company’s product categories and other revenues as a percentage of our total net revenues for fiscal years 2025, 2024, and 2023.

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Bags	37.7%	33.9%	34.3%
Travel	21.8%	19.3%	18.8%
Accessories	26.7%	30.8%	32.0%
Home	7.7%	8.8%	8.5%
Apparel/Footwear	3.3%	4.4%	3.7%
Other (1)	2.8%	2.8%	2.7%
Total	100.0%	100.0%	100.0%
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
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships, licensing agreements, and brand collaborations. We currently have licenses in place for eyewear; bedding; stationery/drinkware; and outdoor furniture, accessories, and décor. We also have licensing agreements with NFL, Disney Consumer Products, Peanuts Worldwide, NBC Universal, Warner Brothers, and NCAA (collegiate). We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business. Additional arrangements will be launched in fiscal 2026.
Pura Vida. Pura Vida continued to develop new styles and re-invent existing styles. Pura Vida has pursued brand extensions through licensing agreements and partnerships with Discovery, Warner Brothers Consumer Products, Disney Consumer Products, and Sanrio Inc. (Hello Kitty). Pura Vida has also engaged in collaboration with other relevant brands like Kulani Kinis, and Dutch Brothers Coffee Company to create limited edition products.

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
We will continue to drive social media engagement by employing more user-generated content, growing our influencer and ambassador programs, further enhancing social storytelling and social selling, expanding Facebook, Instagram, and TikTok engagement.
Vera Bradley
Retention Advertising. We communicate with our established customers consistently throughout the year with regular e-mails, social media, and SMS, as well as seasonal direct mail related to the Vera Bradley brand. Our retention advertising is geared to keeping Vera Bradley top of mind with our customers, rewarding our customers, and providing them with news of our seasonal launches, new product introductions, and VB Foundation initiatives.
New Customer Acquisition Advertising. We primarily employ digital (i.e., paid social media, paid search, affiliate) and direct mail (catalog, postcards) advertising to increase overall brand awareness and attract new customers.
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
Partnerships. During fiscal 2025, we reinforced our position as a company empowering women by aligning our efforts to support the Vera Bradley Breast Cancer Foundation.
Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to our e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com) and to our Vera Bradley stores. Vera Bradley can be found on Facebook, Instagram, TikTok, X, Pinterest, and YouTube.
For Vera Bradley, we have captured approximately 3.3 million active subscribed customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This information provides us with deeper insight into the products and categories that are of the highest interest to our customers and allows us to better target our customers with appropriate messages. As of February 1, 2025, we had approximately 2.0 million Facebook followers, nearly 70,000 Twitter ("X") followers, and approximately 55,000 TikTok followers. Our Instagram has grown to approximately 612,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right influencers to promote our products.
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
Pura Vida
Retention Advertising. Pura Vida has connected with established customers through regular emails, affiliate marketing, SMS marketing, and social media marketing. Pura Vida's retention advertising focuses on informing customers of new product launches, exclusive offers, inventory restocks of best sellers, promoting referral and loyalty rewards, and the latest Pura Vida news.

New Customer Acquisition Advertising. Pura Vida has focused on digital advertising through Facebook, Instagram, TikTok, Google, Snapchat, and Pinterest to acquire new customers. Pura Vida has consistently tested new audiences, channels, creative ads, and promotions to maximize our return on paid media spend.
Ambassador Program. Pura Vida has a grassroots program of brand ambassadors who drive customers to the website and generate buzz in local communities, digitally through their social media channels, in person through events, and through word of mouth.

PR & Influencer Marketing. The Pura Vida brand story is told through media and editorial placements, seeding with celebrities and relevant publications, and working with brand influencers across various key markets and demographic profiles. Pura Vida has also built a network of micro influencers and content creators who post for our brand in exchange for product and exposure on our social channels.
Charity Collaborations. Pura Vida has partnered with charities to donate to causes that are important to our customers. To date, Pura Vida has donated nearly $6.5 million to various charities around the world.

Experiential Marketing. To reach both existing and new customers and bring the brand to life, Pura Vida has hosted events at our retail stores, in-person brand activations on college campuses and relevant public events, and built a brand presence at partner-owned events such as the Varsity Cheer League.
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
Vera Bradley Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of February 1, 2025, we operated 39 full-line stores averaging approximately 2,000 square feet per store. Our sales associates are passionate about our products and customer service, which we believe translates into a superior shopping experience.
Outlet Stores. Our outlet stores are a vehicle for selling styles made specifically for our outlet channel, as well as retired merchandise at discounted prices, while maintaining brand integrity. Typically, approximately 93% of the merchandise found in our outlet stores consists of exclusive styles. Outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our outlet stores average approximately 3,500 square feet per store. As of February 1, 2025, we operated 87 outlet stores, all located in the United States.
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

E-Commerce. We sell our products through the the Vera Bradley websites (verabradley.com, international.verabradley.com, and outlet.verabradley.com) as well as direct to consumer marketplaces. The objective of these websites is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. During fiscal 2021, we re-platformed our websites to become more streamlined, nimble, and efficient in our technology platform and business processes. Between 2018 and late calendar 2023, we also operated a flash online outlet site to reduce clearance sales from verabradley.com. In November 2023, we transformed the online outlet from a flash-sale model to an everyday extension of our outlet stores. This brought new customers to the brand and helped offset weakness in the outlet store channel. We had approximately 62 million visits to verabradley.com and our online outlet site during fiscal 2025.
Annual Outlet Sale. Our annual outlet sale is typically held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion.
Vera Bradley Indirect Segment
As of February 1, 2025, we sold our products in approximately 1,200 specialty retail locations, as well as department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators, as well as through licensing agreements. We currently sell our products in approximately 250 department store locations as well as Amazon.com and other third party marketplaces.
The top 25% of our specialty retailers account for approximately 84% of total specialty retailer revenue. No single Indirect retailer represented more than 8% of consolidated net revenues in fiscal 2025, with the top ten Indirect retailers representing in the aggregate, approximately 78% of total Indirect segment net revenues. The majority of our Indirect retailers have been customers for over five years.
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
Pura Vida Segment
E-Commerce. Pura Vida products are available on our website, www.puravidabracelets.com. Pura Vida’s website immerses visitors in the brand, its products, and its social mission. Pura Vida is a digitally native brand, and the e-commerce storefront continues to be the primary source of revenues for the Pura Vida business.
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
Retail. Pura Vida has seven retail store locations. Two of the locations opened in fiscal 2025, four opened in fiscal 2023, and one location opened in fiscal 2022. Our full-line locations are allowing us to showcase the Pura Vida lifestyle with a full array of existing products and new product innovations.

Manufacturing and Supply Chain Model
Vera Bradley
Our multi-country manufacturing and supply chain model is designed to achieve efficient, timely, and accurate order fulfillment while maintaining appropriate levels of inventory.
Our manufacturing and sourcing strategy is part of the larger cross-functional product development process. The overall objective for our sourcing team is to build and sustain collaborative partnerships throughout our supply chain, with a focus on identifying appropriate countries and partners to manufacture our products while maintaining and focusing on flexibility. Our sourcing team leverages its expertise in negotiation, relationship management, flexibility, and change management to maintain a strong, diverse global supply chain. Our sourcing team also focuses on achieving the right balance of production sites and countries of origin to mitigate the risk of concentrated production, including potential incremental tariffs. To continue to assist in this risk mitigation, our sourcing team reduced our Vera Bradley production in China from over 50% in fiscal 2019 to approximately 11% in fiscal 2025.
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
Approximately 40% of Vera Bradley product sales are derived from cotton-based materials. Our remaining fabrics and materials including leather, fleece, polyester, nylon, and microfiber. We work with fabric mill partners across Asia and work with leather tannery partners in South Korea and Europe. Most of our non-cotton fabrics are sourced in China and South Korea. The majority of our cotton-based products are sourced from India, South Korea, and Pakistan.
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

We proactively manage raw materials cost fluctuations through securing early bookings at strategically favorable times. All of our suppliers must comply with our quality standards, and we use only a limited number of pre-approved suppliers who have demonstrated a commitment to delivering the highest quality products. We are continually updating our factory audit process and building a better compliance program to ensure our vendor code of conduct is met.

We partner with BetterWork to conduct our factory audits. BetterWork brings diverse groups together (governments, global brands, factory owners, unions, and workers) to improve working conditions in the garment industry and make the sector more competitive. These audits encompass both the Vera Bradley and Pura Vida brands as they relate to our purchases in Cambodia and Bangladesh.

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
Pura Vida
Pura Vida products are sourced primarily from El Salvador, as well as China, India, Guatemala, Cambodia, and Indonesia. Pura Vida has continued an active supply chain diversification process to ensure a focus on maintaining flexibility and to help mitigate the risk of concentrated production, similar to the Vera Bradley supply chain.
When determining the size of orders placed with our manufacturers, Pura Vida has taken into account forward-looking demand, lead times for specific products, current inventory levels, and minimum order quantity requirements. Overseas production has resulted in substantial cost savings and a reduction of capital investment.

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
Pura Vida products for the U.S. e-commerce site and wholesale accounts are distributed primarily through a third-party provider in Tijuana, Mexico. Pura Vida also distributes product through third-party provider in Canada, which supports Canadian wholesale operations.
Management Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position. We maintain computer hardware, applications, and networks to enhance and accelerate the design process, to support the sale and distribution of our products to our customers, and to improve the integration and efficiency of our operations. Our information systems are designed to provide, among other things, enterprise class business management, comprehensive order processing for all commerce channels, production, accounting, and management information and analytics for the product development, retail, sales, marketing, distribution, finance, and human resources functions of our business. At Vera Bradley, our ERP, POS, Business Intelligence, and Order Management systems are on cloud-based platforms, streamlining and simplifying our work and providing for additional capabilities such as multi-company operations on the same platform. We continue to assess our on-premise and cloud-based technology solutions in an effort to ensure we have the optimal solutions for our business.
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
Copyrights and Trademarks
For Vera Bradley, the development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have over 1,350 copyrights related to the Vera Bradley business.
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

As of February 1, 2025, we had approximately 1,725 employees. Of the total, approximately 1,215 were engaged in Vera Bradley retail selling positions; approximately 190 were engaged in Vera Bradley distribution, sourcing and quality functions; approximately 25 were engaged in Vera Bradley product design; approximately 95 were involved in the Pura Vida business, including the Pura Vida retail stores; and approximately 200 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage other than as related to temporary stoppages necessitated by the COVID-19 pandemic.

Project Quilt. Our Company-wide diversity and inclusion initiative, Project Quilt, continues to enhance diversity, equality, and inclusion, focusing on three key areas – the Associate Experience, the Customer Experience, and the Community Experience. The goal of the program is to make all associates feel welcome and a part of the Vera Bradley community.

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

Information About Our Executive Officers
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Jacqueline Ardrey	55	Chief Executive Officer, President and Director, Vera Bradley, Inc.
Michael Schwindle	57	Chief Financial Officer, Vera Bradley, Inc.
Mark C. Dely	49	Chief Administrative & Legal Officer and Corporate Secretary, Vera Bradley, Inc.
Alison Hiatt	54	Chief Marketing Officer, Vera Bradley

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
Changes in general economic conditions and political uncertainty, including policies related to global trade and tariffs, and their impact on consumer confidence and consumer spending, could negatively impact our profitability and net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
Our performance is subject to general economic conditions and political uncertainty and their impact on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may be influenced by levels of inflation, fluctuating interest rates and credit availability (including possible exposure to bank failures), changing fuel and other energy costs, fluctuating commodity prices, levels of unemployment and consumer debt levels, tariffs, trade barriers or other measures that create barriers to or increase the costs associated with international trade, changes in net worth based on market conditions, general uncertainty regarding the overall future economic environment, political turmoil and uncertainty, pandemics or other public health matters, and weather and weather-related phenomena.
Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic or political uncertainty. This includes rising geopolitical tensions and U.S. policies related to global trade and tariffs. The deterioration of economic relations between countries, such as changes in or terminations of existing trade agreements, or the imposition of tariffs (including recent U.S. tariffs imposed or threatened to be imposed on Canada, Mexico, China, and other countries, and any retaliatory actions taken by such countries) or otherwise, could impact our profitability or otherwise have an adverse effect on our business.
In addition, in the event of a downturn in the U.S. economy, or if there is a decline in consumer-spending levels or other unfavorable conditions, including inflationary pressure, we could experience lower than expected net revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.
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
We may experience declines in comparable sales which could negatively affect the price of our common stock.
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
We currently sell our Vera Bradley-branded products into two segments: Direct to consumers through Vera Bradley full-line and outlet stores in the United States, the Vera Bradley websites (verabradley.com, international.verabradley.com, and outlet.verabradley.com), the Vera Bradley annual outlet sale in Fort Wayne, Indiana as well as direct to consumer marketplaces; and through our Vera Bradley Indirect wholesale business which consists of sales to specialty retail locations, department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, as well as royalties recognized through licensing agreements related to the Vera Bradley brand. We currently sell Pura Vida-branded products direct to consumers through our e-commerce website (puravidabracelets.com), through wholesale retailers, and through our seven retail stores. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales. If our omni-channel distribution model is unsuccessful, our business, financial condition, and results of operations could be materially adversely affected.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth prospects include our ability to successfully open new stores and operate new and current Vera Bradley and Pura Vida stores. In recent years, however, Vera Bradley comparable store sales have declined. Consequently, the rate at which we have opened new stores has slowed. We have closed a total of 79 underperforming full-line stores and four underperforming outlet stores since the beginning of fiscal 2015 and forecast that we will close additional full-line stores. We plan to open two additional Vera Bradley stores during fiscal 2026. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
We have closed a total of 79 underperforming full-line stores and four underperforming outlet stores since the beginning of fiscal 2015 and forecast that we will close additional stores. We could, in the future, decide to close additional stores beyond those currently forecasted that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results of operations and our cash on hand.

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
Our various contract manufacturers produce all of our products. We generally do not enter into long-term formal written agreements with our manufacturers and instead transact business with each of them on an order-by-order basis. In the event of a disruption in our contract manufacturers’ production systems, we may be unable to locate alternative manufacturers of comparable quality at an acceptable price or in a timely manner, or at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service, financial stability, labor practices, and environmental compliance. Any delay, interruption, or increased cost in the manufactured products that might occur for any reason, such as the lack of long-term contracts or regulatory requirements and the loss of certifications, power interruptions, fires, hurricanes, war, pandemics or other public health matters, tariff-related cost increases, or threats of terrorism, could affect our ability to meet customer demand for our products, adversely affect our net revenues, increase our cost of sales, and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.
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
Fluctuations in the price, availability, and quality of fabrics or other raw materials used to manufacture our products, as well as increases in the price for labor, marketing, and transportation, could have adverse impacts on our cost of sales and our ability to meet our customers’ demands. In particular, increases in the price of cotton, our primary raw material, could have an adverse impact on our cost of sales. In addition, because synthetic components of our products are petroleum-based, the cost of oil affects the cost of our products. Upward movements in the price of oil in the global oil markets would also likely result in rising fuel and freight prices, which could increase our shipping costs. In the future, we may not be able to pass all or a portion of such higher costs on to our customers.
Our business is subject to the risks inherent in global sourcing and manufacturing activities.
We source our Vera Bradley raw materials primarily from various suppliers in Asia, with the majority of non-cotton based products coming from China and South Korea. Our cotton-based products are sourced from areas outside of China. For Vera Bradley, we outsource the production of a significant majority of our products to companies in Asia. Pura Vida components are primarily sourced from Asia and outsource the production of products primarily to El Salvador. We are subject to the risks inherent in global sourcing and manufacturing, including, but not limited to:
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
Our ability to source our products at favorable prices, or at all, could be harmed, with adverse effects on our results of operations, if new trade restrictions are imposed,, existing trade restrictions become more burdensome, or increased tariffs are implemented.
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
In addition, the current U.S. presidential administration has implemented tariffs and has signaled that it may implement additional or increased tariffs, other trade restrictions, or may alter trade agreements between the U.S. and Canada, China, the European Union and Mexico, among others. Such actions include limiting trade and/or imposing tariffs on imports from such countries. Tariffs have the potential to significantly raise the cost of our merchandise. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries to reduce the effects of tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers and negatively impact our results of operations.
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
We remain dependent on information technology systems and networks, including the Internet, for a significant portion of our sales, primarily through our e-commerce operations and credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. As part of our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including the transmission of credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft, and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, ransomware, or other similar events. The rapid evolution and increased adoption of artificial intelligence technologies by attackers may intensify our cybersecurity risks. Any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third-party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability, and adversely affect our business and results of operations. We do not control third-party service providers and cannot guarantee that electronic or physical computer break-ins and security breaches will not occur in the future. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors, and reduce our ability to attract and retain customers. We may also incur significant costs in complying with the various applicable state, federal, and foreign laws regarding unauthorized disclosure of personal information.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have U.S. and international e-commerce websites. Given the complexity of our business and the significant number of transactions that we engage in, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventive efforts, including back-up systems, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition, and results of operations.
We are exposed to business risks as a result of our e-commerce operations.
We operate e-commerce stores at www.verabradley.com, outlet.verabradley.com, and international.verabradley.com, and www.puravidabracelets.com. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures, and electronic break-ins and similar disruptions. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the level of merchandise returns we experience; (iii) governmental regulation; (iv) e-commerce security breaches involving unauthorized access to our systems and/or customer information; (v) credit card fraud; and (vi) competition and general economic conditions specific to the Internet, e-commerce, and the accessories industry. If we are unable to effectively address these risks and any other risks that we face in connection with our Internet operations, our business, financial condition, results of operations, and/or cash flows could be materially adversely affected.

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
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived asset groups may not be recoverable. If we determine that the carrying value of long-lived asset groups are not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal years 2025 and 2023 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $2.6 million and $0.8 million during fiscal years 2025 and 2023, respectively, within selling, general, and administrative expenses in the consolidated statements of operations to write down the carrying values of these stores' long-lived asset groups to their estimated fair values. We also recorded $0.6 million of a non-cash impairment charge relating to a corporate right-of-use asset in fiscal 2023. We recorded no long-lived asset impairments in fiscal 2024.
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
There has been increasing stakeholder and regulatory focus on ESG matters affecting public companies. Expectations regarding ESG disclosures, setting and executing ESG-related goals, and achieving measurable progress in a timely manner could expose us to market, operational, and execution costs or risks. We expect that stakeholder expectations, as well as laws, rules and regulations, in these areas will continue to evolve quickly, which may result in the need for increased resources for ESG monitoring and reporting and adjustments to our operations may be necessary as a result. We could face scrutiny with respect to the accuracy, adequacy, or completeness of our ESG-related disclosures. Additionally, disclosures about our ESG-related initiatives or goals, and progress towards those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions or third-party information that we believe to be reasonable but are subject to change in the future. We could also be subject to scrutiny with respect to the scope or nature of our ESG-related initiatives or goals, or for any revisions to those goals. Some stakeholders and customers may react negatively to the Company’s disclosure of ESG compliance efforts. Furthermore, if our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to these initiatives or goals on a timely basis, or at all, our reputation and the value of our brands could be adversely affected. Any harm to our reputation resulting from a failure or perceived failure to meet ESG-related goals, metrics, or disclosures could adversely affect our business, financial performance, and growth.
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
•changes in laws or regulations that impact the retail industry, including the imposition or increase in the rate of tariffs or trade sanctions;
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

Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller, and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 21.2% of our outstanding shares of common stock as of February 1, 2025. Fund 1 Investments, LLC beneficially owns and has the ability to exercise voting control over, in the aggregate, 10% of our outstanding shares of common stock as of February 1, 2025. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation, and significant corporate transactions. This concentrated ownership of outstanding common stock may diminish an investor's ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or interests of investors. As a result, we may take actions that investors do not believe to be in our interests or their interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
Our business could be negatively affected as a result of the actions of activist shareholders.
We have been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our Board of Directors’ (“Board”) attention and resources from our business. For example, on December 30, 2024, Fund 1 Investments, LLC delivered a letter to our Board calling for a the commencement of a strategic alternatives process.
In the future, we could become engaged in a consent solicitation, or proxy contest, or experience other shareholder activism. Activist shareholders may advocate for certain governance and strategic changes at our company. In the event of shareholder activism, particularly with respect to matters which our Board, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management, and perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, and customers.
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
As permitted by our second amended and restated articles of incorporation and amended and restated bylaws, our Board has adopted a shareholder rights agreement, sometimes called a “poison pill,” providing for the issuance of a new series of preferred stock to holders of common stock. In the event of a takeover attempt, this preferred stock would give rights to holders of common stock (other than the potential acquirer) to buy additional shares of our common stock at a discount, leading to the dilution of the potential acquirer’s stake. The adoption of a poison pill, can have negative effects such as those described above.
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
Governance Related to Cybersecurity Risks
Our Vice President of Enterprise Technology Solutions is responsible for the strategic leadership and direction of the Company's information technology organization and possesses over 25 years of tenure and experience with the Company in matters of privacy assurance, cyber, digital, and data security. As part of its risk oversight role, our Audit Committee of the Board of Directors oversees cyber risk, information security and technology risk, including management’s actions to identify, assess, mitigate and remediate material cybersecurity issues and risks. The Audit Committee receives regular reporting from our Vice President of Enterprise Technology Solutions on our technology and cyber risk profile, enterprise cybersecurity program and key enterprise cybersecurity activities.
We experienced no material cybersecurity incidents in fiscal 2025.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of February 1, 2025. The leases on the leased properties expire at various times through 2035, subject to renewal options.

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
As of February 1, 2025, we also leased 127 Vera Bradley store locations, including a former location, and seven Pura Vida store locations in the United States. See below for more information regarding the locations of our open stores as of February 1, 2025.
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
Store Locations
Vera Bradley. Our Vera Bradley full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of Vera Bradley full-line and outlet stores we operated in each state as of February 1, 2025:

State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Outlet Stores	State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Outlet Stores
Alabama	1	1	Minnesota	1	1
Arizona	0	1	Mississippi	0	2
Colorado	1	1	Missouri	0	2
Connecticut	1	1	Nebraska	0	1
Delaware	1	1	Nevada	0	1
Florida	2	8	New Hampshire	0	2
Georgia	1	4	New Jersey	2	3
Hawaii	1	1	New York	3	5
Illinois	3	2	North Carolina	0	6
Indiana	2	2	Ohio	1	3
Iowa	1	1	Oklahoma	0	2
Kansas	1	1	Pennsylvania	3	6
Kentucky	1	1	South Carolina	0	4
Louisiana	1	1	Tennessee	1	3
Maryland	1	2	Texas	4	10
Massachusetts	1	1	Virginia	1	3
Michigan	3	2	Wisconsin	1	2
			Totals	39	87
Pura Vida. As of February 1, 2025, Pura Vida had seven retail store locations. Of the seven locations, three are in California, two are in Florida, one is in South Carolina, and one is in Arizona.
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
As of March 28, 2025, we had approximately 26 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
The following table details activity under the 2021 Share Repurchase Program during the thirteen weeks ended February 1, 2025. The 2021 Share Repurchase Program expired in December 2024. Refer to Note 13 of the Notes to the Consolidated Financial Statements as set forth in Part II, Item 8. of this Annual Report on Form 10-K for additional information regarding our share repurchase programs.
Details regarding the activity under the 2021 Share Repurchase Program during the thirteen weeks ended February 1, 2025 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 3, 2024 - November 30, 2024	69,082	$5.30	69,082	$3,993,007
December 1, 2024 - January 4, 2025	44,332	4.94	44,332	3,774,179
January 5, 2025 - February 1, 2025	—	—	—	3,774,179
	113,414	$5.16	113,414

Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends. The payment of dividends is evaluated on a periodic basis.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between February 1, 2020, and February 1, 2025, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on February 1, 2020, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

200
150
100
50
0
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
Vera Bradley, Inc.
S&P 500 Index
S&P Apparel, Accessories, and Luxury Goods Index

Company/Market/Peer Group	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025
Vera Bradley, Inc.	$100.00	$88.20	$82.57	$57.93	$81.82	$39.02
S&P 500 Index	$100.00	$117.25	$141.87	$132.47	$164.06	$202.59
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$97.80	$96.33	$70.25	$57.39	$62.76

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
Executive Summary
Some of our major achievements for fiscal 2025 are as follows:

We made continued progress on our long-term strategic plan, Project Restoration, our comprehensive strategic initiative to transform our business model and brand positioning. As a Company, we continued to carefully manage both gross margin and expenses and have instilled a culture of discipline around gross margin and expense control. We continued to strengthen and streamline our organizational structure and right-size our leadership team and cost structure for the size of our business, to address the continuing challenging macroeconomic environment and to best position us to achieve our long-term strategic plans. We also continued to make investments in customer data science, business analytics, and pricing optimization, allowing us to collect and analyze data and make fact-based decisions to more efficiently run our business. While we remain confident in our strategic direction, we continue to make refinements based on selling data and customer feedback. Most of these shifts are occurring in our product and pricing strategy.

At the Vera Bradley brand:

•We launched the first phase of our renewed vision for Vera Bradley in July fiscal 2025, which included elevated brand product, marketing, store design and website in our Brand stores and on verabradley.com.

•We expanded our NFL collection by adding representation for more teams.

•We continued another year of product collaborations with iconic brands such as Disney, Wicked, and Peanuts, which align with our target customers and expand our customer reach.

•We are a Better CottonTM member and continue to increase our procurement of cotton from Better CottonTM supply chain partners.

•Our online site – outlet.verabradley.com, has brought new customers to the brand and provided steady performance throughout the year, helping offset weakness in the outlet store channel.

•We continued to strengthen and rationalize our store base. We are continuing to look for opportunities to improve the full-line profitability of our full-line store portfolio by re-balancing our existing fleet through select closures along with identifying future market opportunities. We will continue to focus on our highest-potential stores by enhancing the customer experience. In fiscal 2025, we closed five underperforming full-line stores and one outlet store, and opened one full-line store and seven outlet stores, ending the fiscal year with 39 full-line and 87 outlet locations.

At the Pura Vida brand:

•Pura Vida found positive responses through collegiate football, gymnastics, and sorority activations.

•In fiscal 2025, Pura Vida had collaborations with Dutch Brothers Coffee, Kulani Kinis swimwear, and the Varsity Cheer League; partnered with key influencers; and offered themed-collections centered around key events such as Shark Week.

•Pura Vida continued to innovate and expand on our personalized offerings through harper charms, which still targets our core customer, and provides her endless options to suit her style.

•Two new Pura Vida store locations were opened in fiscal 2025.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through Vera Bradley full-line and outlet stores and the Vera Bradley websites (verabradley.com, international.verabradley.com, and outlet.verabradley.com). There were no sales from our Vera Bradley annual outlet sale in Fort Wayne, Indiana for fiscal year 2023 as it was cancelled due to the COVID-19 pandemic. Revenues for the VB Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; department stores; national accounts; third-party e-commerce sites; and third-party inventory liquidators, as well as royalties recognized through licensing agreements related to the Vera Bradley brand. Revenues for the Pura Vida segment reflect revenues generated through the Pura Vida website (www.puravidabracelets.com), through the distribution of Pura Vida-branded products to wholesale retailers, and through Pura Vida retail stores.
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
Cost Savings Initiatives and Other Charges
During fiscal 2025, the Company continued the implementation of targeted cost reductions. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. Refer to Note 16 to the Notes to the Consolidated Financial Statements herein for additional information regarding charges for cost savings initiatives and remaining liabilities, as well as other charges not comparable with the prior year.
Macroeconomic Environment
Our business is impacted by broader macroeconomic issues in the U.S. marketplace – and can be affected both positively and negatively over time.

The macroeconomic environment has been challenged by inflationary pressures, including high gas prices, interest rates, and other related factors that have impacted consumer discretionary spending. We have also seen a trend of steeply increasing digital media costs.

To mitigate some of these inflationary and supply chain pressures, we implemented strategic price increases across both of our brands in late fiscal 2022 through fiscal 2024. We will continue to monitor our pricing as it relates to the current macroeconomic trends. In addition, in fiscal 2023 through fiscal 2025, we implemented targeted cost reductions across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. We will continue to review our expense structure in future years for additional cost reduction opportunities.

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

	Fiscal Year Ended (1)
($ in thousands)	February 1, 2025	February 3, 2024	January 28, 2023
Statement of (Loss) Income Data:
Net revenues	$371,967	$470,786	$499,961
Cost of sales	185,128	214,373	261,017
Gross profit	186,839	256,413	238,944
Selling, general, and administrative expenses (2)	223,808	241,457	265,016
Impairment of goodwill and intangible assets	6,237	5,429	69,256
Other income, net	850	915	457
Operating (loss) income	(42,356)	10,442	(94,871)
Interest income (expense), net	1,118	890	(153)
(Loss) income before income taxes	(41,238)	11,332	(95,024)
Income tax expense (benefit)	20,950	3,494	(15,640)
Net (loss) income	(62,188)	7,838	(79,384)
Less: Net loss attributable to redeemable noncontrolling interest	—	—	(19,649)
Net (loss) income attributable to Vera Bradley, Inc.	$(62,188)	$7,838	$(59,735)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	49.8%	45.5%	52.2%
Gross profit	50.2%	54.5%	47.8%
Selling, general, and administrative expenses	60.2%	51.3%	53.0%
Impairment of goodwill and intangible assets	1.7%	1.2%	13.9%
Other income, net	0.2%	0.2%	0.1%
Operating (loss) income	(11.4)%	2.2%	(19.0)%
Interest income (expense), net	0.3%	0.2%	—%
(Loss) income before income taxes	(11.1)%	2.4%	(19.0)%
Income tax expense (benefit)	5.6%	0.7%	(3.1)%
Net (loss) income	(16.7)%	1.7%	(15.9)%
Less: Net loss attributable to redeemable noncontrolling interest	—%	—%	(3.9)%
Net (loss) income attributable to Vera Bradley, Inc.	(16.7)%	1.7%	(11.9)%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and Vera Bradley full-line and outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	February 1, 2025	February 3, 2024	January 28, 2023
Net Revenues by Segment:
VB Direct	$257,609	$309,910	$328,231
VB Indirect	61,186	73,803	73,316
Pura Vida	53,172	87,073	98,414
Total	$371,967	$470,786	$499,961
Percentage of Net Revenues by Segment:
VB Direct	69.3%	65.8%	65.6%
VB Indirect	16.4%	15.7%	14.7%
Pura Vida	14.3%	18.5%	19.7%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Vera Bradley Store Data (3):
Total stores opened during period	8	3	5
Total stores closed during period	(6)	(9)	(20)
Total stores open at end of period	126	124	130
Comparable sales (including e-commerce) decrease (4)	(16.6)%	(7.1)%	(9.5)%
Total gross square footage at end of period	387,510	375,198	381,664
Average net revenues per gross square foot (5)	$403	$518	$555

(1)The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2025 and 2023 consisted of 52 weeks. Fiscal year 2024 consisted of 53 weeks. The extra week in fiscal 2024 contributed approximately $6.0 million in net revenues and added an estimated $0.01 to diluted net income per share in fiscal 2024. By segment, the extra week contributed net revenues of approximately $2.8 million to Direct, $2.1 million to Indirect, and $1.1 million to Pura Vida in fiscal 2024.
(2)Impairment charges, related primarily to underperforming stores, totaled $2.6 million, and $1.4 million during the fiscal years ended February 1, 2025, and January 28, 2023, respectively. There were no store impairment charges in fiscal 2024.
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

Fiscal 2025 Compared to Fiscal 2024
Net Revenues
For fiscal 2025, net revenues decreased $98.8 million, or 21.0%, to $372.0 million, from $470.8 million for fiscal 2024. Fiscal 2024 net revenues also include approximately $6.0 million attributable to the extra week in fiscal 2024.
VB Direct. For fiscal 2025, net revenues decreased $52.3 million, or 16.9%, to $257.6 million, from $309.9 million for fiscal 2024. Vera Bradley comparable sales decreased $49.6 million, or 16.6%, which includes a 22.2% decrease in comparable store sales as well as a 7.3% decrease in e-commerce sales. The decrease in comparable sales and comparable store sales was impacted by reduced traffic, conversion, and units sold primarily in the outlet channel as well as the full-line channel. Fiscal 2024 net revenues also include approximately $2.8 million attributed to the extra week in fiscal 2024.
VB Indirect. For fiscal 2025, net revenues decreased $12.6 million, or 17.1%, to $61.2 million, from $73.8 million for fiscal 2024. The decrease is primarily driven by decreased specialty and other indirect retailer sales resulting from reduced customer count and order volume, as well as a decrease in liquidation orders. These decreases were partially offset by an increase in certain key account orders. Fiscal 2024 net revenues also include approximately $2.1 million attributed to the extra week in fiscal 2024.
Pura Vida. For fiscal 2025, net revenues decreased $33.9 million, or 38.9%, to $53.2 million, from $87.1 million for fiscal 2024. The decrease was primarily due to a decrease in e-commerce sales due to a continued decline in social and digital media effectiveness, as well as decreased wholesale sales, partially offset by an increase in retail store sales. Fiscal 2024 net revenues also include approximately $1.1 million attributed to the extra week in fiscal 2024.
Gross Profit
For fiscal 2025, gross profit decreased $69.6 million, or 27.1%, to $187.8 million, from $256.4 million for fiscal 2024. As a percentage of net revenues, gross profit decreased to 50.2% for fiscal 2025, from 54.5% for fiscal 2024. The decrease in consolidated gross profit as a percentage of net revenues for the fiscal year was driven by sales channel mix, reduced margins for indirect liquidation sales, and inventory adjustments related to excess inventory in the Pura Vida segment.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2025, SG&A expenses decreased $17.7 million, or 7.3%, to $223.8 million, from $241.5 million for fiscal 2024. As a percentage of net revenues, SG&A expenses were 60.2% and 51.3% for fiscal 2025 and fiscal 2024, respectively. SG&A expenses related to Vera Bradley and corporate unallocated were $186.9 million compared to $192.1 million in the comparable prior-year period. SG&A expenses related to Pura Vida were $36.9 million compared to $49.4 million in the comparable prior-year period. The decrease in consolidated SG&A expenses for fiscal 2025 was primarily due to a decrease in employee-related expenses of $13.4 million due to a reduction in headcount and incentive compensation; a $2.6 million decrease in selling expenses due to decreased sales; decreased advertising of $2.5 million, primarily related to Pura Vida variable advertising due to decreased sales, partially offset by Vera Bradley advertising largely related to Project Restoration; a $1.6 million decrease in intangible asset amortization; and $0.2 million in other net expense reductions. These decreases were partially offset by an increase of $2.6 million for property, plant, and equipment impairment charges in the current year.
Impairment of Intangible Assets
Fiscal 2025 included a $6.2 million charge for impairment of the indefinite-lived Pura Vida brand intangible asset, which reflects a full impairment and is recorded within the Pura Vida segment. A $5.4 million impairment charge of the indefinite-lived Pura Vida brand intangible asset was recorded in fiscal 2024 within the Pura Vida segment. For additional information, refer to Note 15 of the Consolidated Financial Statements herein.
Other Income, Net
For fiscal 2025, net other income totaled $0.9 million, consistent with the prior year.
Operating (Loss) Income
For fiscal 2025, there was an operating loss of $(42.4) million, a $52.8 million decrease, or 505.7%, from operating income of $10.4 million for fiscal 2024. As a percentage of net revenues, operating (loss) income was (11.4)% and 2.2% for fiscal 2025 and fiscal 2024, respectively. Operating (loss) income decreased due to the factors described above.
The following table provides additional information about our operating (loss) income (in thousands):

	Fiscal Year Ended		$ Change	% Change
	February 1, 2025	February 3, 2024
Operating (Loss) Income:
VB Direct	$25,240	$61,873	$(36,633)	(59.2)%
VB Indirect	15,414	24,279	(8,865)	(36.5)%
Pura Vida	(15,121)	(2,321)	(12,800)	(551.5)%
Less: Unallocated corporate expenses	(67,889)	(73,389)	5,500	7.5%
Operating (loss) income	$(42,356)	$10,442	$(52,798)	505.6%

VB Direct. For fiscal 2025, operating income decreased $36.6 million, or 59.2%. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 9.8% and 20.0% for fiscals 2025 and 2024, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to decreased sales, a decrease in gross margin as a percent of net revenues driven by a change in sales channel mix, and SG&A expense deleverage associated with decreased sales.
VB Indirect. For fiscal 2025, operating income decreased $8.9 million, or 36.5%. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 25.2% and 32.9% for fiscals 2025 and 2024, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to reduced margin for indirect liquidations sales, an increase in wholesale discounting, and SG&A expense deleverage resulting from decreased sales.
Pura Vida. For fiscal 2025, operating loss increased $12.8 million, or 551.5%. As a percentage of Pura Vida segment net revenues, operating loss in the Pura Vida segment was (28.4)% and (2.7)% for fiscals 2025 and 2024, respectively. The increase in operating loss as a percentage of Pura Vida net revenues was primarily due to decreased sales, increase in inventory reserves, SG&A expense deleverage associated with decreased sales, and increased promotional activity.
Corporate Unallocated. For fiscal 2025, corporate unallocated expenses decreased $5.5 million, or 7.5% to $67.9 million from $73.4 million in the prior-year period. The decrease in corporate unallocated expenses was primarily due to a $6.2 million decrease in employee related expenses including incentive compensation and salaries resulting from headcount reductions and $0.2 million in net other expense reductions, partially offset by an increase of $0.6 million in advertising related to Project Restoration and an increase in professional fees of $0.3 million.
Interest Income, Net
For fiscal 2025, net interest income increased $0.2 million to $1.1 million from $0.9 million in fiscal 2024.
Income Tax Expense
For fiscal 2025, we recorded income tax expense of $21.0 million at an effective tax rate of (50.8)%, compared to income tax expense of $3.5 million at an effective tax rate of 30.8% for fiscal 2024. The effective tax rate change was primarily attributable to the full valuation allowance recorded against the Company's net deferred tax assets, as well as the relative impact of permanent and discrete items in the current-year period compared to the prior-year period which largely relates to non-deductible executive compensation.
Net (Loss) Income
For fiscal 2025, there was a net loss of $(62.2) million, a $70.0 million decrease, from net income of $7.8 million in fiscal 2024 due to the factors described in the captions above.

Fiscal 2024 Compared to Fiscal 2023
Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2024, for a comparison of fiscal 2024 to fiscal 2023 operating results.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash and cash equivalents and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding under the Credit Agreement as of February 1, 2025. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net cash (used in) provided by operating activities	$(14,102)	$47,993	$(13,421)
Net cash used in investing activities	(10,373)	(13,770)	(8,239)
Net cash used in financing activities	(22,515)	(3,548)	(20,105)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities was $14.1 million during fiscal 2025, as compared to net cash provided by operating activities of $48.0 million during fiscal 2024. The increase in cash used in operating activities was primarily related to a net loss of $(62.2) million, a $70.0 million decrease, from net income in the comparable prior-year period, $0.3 million in other non-cash items, partially offset by a change in deferred income taxes of $18.6 million and property, plant, and equipment impairment charges of $2.6 million in the current year period. Additionally,there was a net use of cash in the current year period in changes in assets and liabilities of $12.9 million, primarily driven by a decrease cash provided by inventories.
Net Cash Used in Investing Activities
Investing activities consisted primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $10.4 million in fiscal 2025, compared to $13.8 million in fiscal 2024. The decrease in cash used in investing activities was primarily a result of the purchase of the remaining 25% interest in Pura Vida for $10.0 million in the prior year, partially offset by an increase in property, plant, and equipment spending of $6.6 million primarily as a result of 8 store openings and Project Restoration initiatives in the current year, compared to 3 store openings in the prior year.
Net Cash Used in Financing Activities
Net cash used in financing activities was $22.5 million in fiscal 2025 compared to $3.5 million in fiscal 2024. The increase in cash used in financing activities was primarily due to an increase in repurchases of common stock of $19.6 million.
Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2024, for a comparison of fiscal 2024 to fiscal 2023 cash flow activity.
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
The balance of inventory adjustments was $7.7 million and $8.1 million for these matters as of the fiscal years ended February 1, 2025, and February 3, 2024, respectively.
We believe we have the ability to sell some of our retired finished goods through a number of channels, including our Vera Bradley and Pura Vida websites, the Vera Bradley online outlet site, Vera Bradley outlet stores, the Vera Bradley Annual Outlet Sale, and through third-party liquidators as needed.

Valuation of Long-lived Assets
Property, plant, and equipment and operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In evaluating an asset group for recoverability, we estimate the future cash flows expected to result from the use of the asset group at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset group is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $2.6 million, and $1.4 million for the periods ended February 1, 2025, and January 28, 2023, respectively. No impairment charges were recorded in fiscal 2024.
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
Goodwill and Other Intangible Assets
Prior to February 1, 2025 identifiable intangible assets consisted of the Pura Vida brand and customer relationships. Prior to fiscal 2024, the Company performed an annual impairment test for its goodwill. Goodwill was fully impaired during fiscal 2023, leaving no balance. The Pura Vida brand, an indefinite-lived asset, is not amortized but assessed for impairment at least annually or whenever events or circumstances indicate that the brand may be impaired. The Pura Vida customer relationship, a definite-lived intangible asset, is amortized over its estimated useful life and is also subject to impairment testing, similar to the Company’s other long-lived assets.
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
As of February 1, 2025, the Company had no intangible assets as it recorded a full impairment charge of the Pura Vida brand within the Pura Vida reporting unit during fiscal 2025. The Company performed a quantitative analysis of the Pura Vida brand for the annual impairment test in the second quarter of fiscal 2025, at which time no impairment was recorded. Subsequent to the annual impairment test, due to triggering events, the Company performed an additional quantitative analysis and recorded an impairment charge of $6.2 million in the fourth quarter of fiscal 2025, further described in Note 15 of the Consolidated Financial Statements herein.
For the annual impairment analysis performed during fiscal 2024, the Company performed a quantitative analysis, as well as subsequent analyses due to triggering events, further described in Note 15 of the Notes to the Consolidated Financial Statements herein. An impairment charge of $5.4 million was recorded during fiscal 2024 for the Pura Vida brand.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current‐period audit of the financial statements that was communicated or was required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Intangible Assets – Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
The Company’s annual quantitative analysis of the indefinite‐lived Pura Vida brand asset (“Pura Vida brand”) for impairment involves the comparison of the fair value of the Pura Vida brand asset to its carrying value. The Company used the relief‐from‐royalty method to estimate the fair value of the Pura Vida brand, which required management to make significant estimates and assumptions related to the projected revenue growth, royalty rate, and discount rate. The carrying value of the Pura Vida brand was $6.2 million as of the second quarter. Due to subsequent triggering events, the Company performed a second quantitative analysis of the carrying value of the Pura Vida brand in the fourth quarter of fiscal 2025 and recorded a full impairment charge of $6.2 million.
We identified the annual impairment analysis of the Pura Vida brand as a critical audit matter because of the significant judgments made by management to estimate the fair value of this indefinite‐lived asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions particularly related to the projected revenue growth, royalty rate, and discount rate.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected revenue growth, royalty rate, and discount rate for the Pura Vida brand included the following, among others:

1.We tested the effectiveness of controls over management’s brand impairment analysis, including those over the determination of the fair value, such as controls related to management’s forecasts of projected revenue growth, selection of royalty rate, and selection of discount rates.

2.We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

3.We evaluated the reasonableness of management’s projected revenue growth by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports.

4.With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, and (2) discount rate and royalty rate by:

a.Assessing the appropriateness of the valuation methodology used to determine the discount rate and royalty rate.

b.Testing the underlying source information and the mathematical accuracy of the calculations.

c.Developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 28, 2025

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vera Bradley, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vera Bradley, Inc. and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated March 28, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion
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

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 28, 2025

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$30,366	$77,303
Accounts receivable, net	14,792	17,112
Inventories	110,008	118,278
Income taxes receivable	584	461
Prepaid expenses and other current assets	9,122	12,803
Total current assets	164,872	225,957
Operating right-of-use assets	78,570	66,488
Property, plant, and equipment, net	54,183	54,256
Intangible assets, net	—	7,573
Deferred income taxes	—	20,355
Other assets	9,065	6,157
Total assets	$306,690	$380,786
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,782	$14,155
Accrued employment costs	7,089	12,944
Short-term operating lease liabilities	19,949	18,452
Other accrued liabilities	11,173	12,070
Income taxes payable	—	640
Total current liabilities	57,993	58,261
Long-term operating lease liabilities	69,695	62,552
Other long-term liabilities	47	44
Total liabilities	127,735	120,857
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,535 and 43,253 shares issued and 27,701 and 30,814 outstanding, respectively	—	—
Additional paid-in capital	115,515	112,590
Retained earnings	220,279	282,467
Accumulated other comprehensive loss	(19)	(72)
Treasury stock	(156,820)	(135,056)
Total shareholders’ equity of Vera Bradley, Inc.	178,955	259,929
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$306,690	$380,786
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net revenues	$371,967	$470,786	$499,961
Cost of sales	185,128	214,373	261,017
Gross profit	186,839	256,413	238,944
Selling, general, and administrative expenses	223,808	241,457	265,016
Impairment of goodwill and intangible assets	6,237	5,429	69,256
Other income, net	850	915	457
Operating (loss) income	(42,356)	10,442	(94,871)
Interest income (expense), net	1,118	890	(153)
(Loss) income before income taxes	(41,238)	11,332	(95,024)
Income tax expense (benefit)	20,950	3,494	(15,640)
Net (loss) income	(62,188)	7,838	(79,384)
Less: Net loss attributable to redeemable noncontrolling interest	—	—	(19,649)
Net (loss) income attributable to Vera Bradley, Inc.	$(62,188)	$7,838	$(59,735)

Basic weighted-average shares outstanding	28,935	30,833	31,503
Diluted weighted-average shares outstanding	28,935	31,314	31,503

Basic net (loss) income per share attributable to Vera Bradley, Inc. common shareholders	$(2.15)	$0.25	$(1.90)
Diluted net (loss) income per share attributable to Vera Bradley, Inc. common shareholders	$(2.15)	$0.25	$(1.90)
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net (loss) income	$(62,188)	$7,838	$(79,384)
Cumulative translation adjustment	53	33	(76)
Comprehensive (loss) income, net of tax	(62,135)	7,871	(79,460)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	—	—	(19,649)
Comprehensive (loss) income attributable to Vera Bradley, Inc.	$(62,135)	$7,871	$(59,811)
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive Loss
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 29, 2022	33,170,430	9,258,741	$107,907	$334,364	$(29)	$(114,802)	$327,440
Net loss attributable to Vera Bradley, Inc.	—	—	—	(59,735)	—	—	(59,735)
Translation adjustments	—	—	—	—	(76)	—	(76)
Restricted shares vested, net of repurchase for taxes	416,543	—	(1,430)	—	—	—	(1,430)
Stock-based compensation	—	—	3,241	—	—	—	3,241
Treasury stock purchased	(2,820,949)	2,820,949	—	—	—	(18,062)	(18,062)
Balance at January 28, 2023	30,766,024	12,079,690	$109,718	$274,629	$(105)	$(132,864)	$251,378
Net income attributable to Vera Bradley, Inc.	—	—	—	7,838	—	—	7,838
Translation adjustments	—	—	—	—	33	—	33
Restricted shares vested, net of repurchase for taxes	407,146	—	(1,356)	—	—	—	(1,356)
Stock-based compensation	—	—	2,942	—	—	—	2,942
Treasury stock purchased	(359,554)	359,554	—	—	—	(2,192)	(2,192)
Purchase of noncontrolling interest equity adjustment	—	—	1,286	—	—	—	1,286
Balance at February 3, 2024	30,813,616	12,439,244	$112,590	$282,467	$(72)	$(135,056)	$259,929
Net loss attributable to Vera Bradley, Inc.	—	—	—	(62,188)	—	—	(62,188)
Translation adjustments	—	—	—	—	53	—	53
Restricted shares vested, net of repurchase for taxes	282,619	—	(751)	—	—	—	(751)
Stock-based compensation	—	—	3,676	—	—	—	3,676
Treasury stock purchased	(3,395,335)	3,395,335	—	—	—	(21,764)	(21,764)
Balance at February 1, 2025	27,700,900	15,834,579	$115,515	$220,279	$(19)	$(156,820)	$178,955
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)`

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash flows from operating activities
Net (loss) income	$(62,188)	$7,838	$(79,384)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	8,531	7,968	8,854
Amortization of operating right-of-use assets	20,430	21,021	21,543
Goodwill and intangible asset impairment	6,237	5,429	69,256
Other impairment charges	2,557	—	1,351
Amortization of intangible assets	1,336	2,916	3,303
Provision for doubtful accounts	31	322	(77)
Stock-based compensation	3,676	2,942	3,241
Deferred income taxes	20,355	1,761	(17,685)
Other non-cash charges, net	34	7	6
Changes in assets and liabilities:
Accounts receivable	2,289	4,671	(1,347)
Inventories	8,270	23,997	2,606
Prepaid expenses and other assets	773	(833)	3,882
Accounts payable	5,574	(5,989)	(10,223)
Income taxes	(763)	932	8,638
Operating lease liabilities, net	(23,872)	(22,929)	(25,398)
Accrued and other liabilities	(7,372)	(2,060)	(1,987)
Net cash (used in) provided by operating activities	(14,102)	47,993	(13,421)
Cash flows from investing activities
Purchases of property, plant, and equipment	(10,373)	(3,770)	(8,239)
Cash paid for business acquisition	—	(10,000)	—
Net cash used in investing activities	(10,373)	(13,770)	(8,239)
Cash flows from financing activities
Tax withholdings for equity compensation	(751)	(1,356)	(1,430)
Repurchase of common stock	(21,764)	(2,192)	(18,062)
Distributions to redeemable noncontrolling interest	—	—	(613)
Net cash used in financing activities	(22,515)	(3,548)	(20,105)
Effect of exchange rate changes on cash and cash equivalents	53	33	(76)
Net (decrease) increase in cash and cash equivalents	(46,937)	30,708	(41,841)
Cash and cash equivalents, beginning of period	77,303	46,595	88,436
Cash and cash equivalents, end of period	$30,366	$77,303	$46,595
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(continued)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Supplemental disclosure of cash-flow information
Cash paid (received) for income taxes, net	$1,352	$837	$(6,573)
Cash paid for interest	$140	$145	$88
Supplemental disclosure of non-cash activity
Non-cash investing activities
Purchases of property, plant, and equipment incurred but not yet paid	$826	$150	$363
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
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”). On January 30, 2023, the Company purchased the remaining 25% interest in Pura Vida. Pura Vida, based in La Jolla, California, is a digitally native lifestyle brand that has a differentiated and expanding offering of bracelets, jewelry, and other lifestyle accessories. On March 11, 2025 the Company entered into an Interest Purchase Agreement (the “Agreement”) to sell 100% of Pura Vida. The transaction is expected to close by the end of the first quarter of fiscal 2026. A copy of the Agreement is included as an exhibit to this Form 10-K. Refer to Note 18 herein for additional information.
The Company has three reportable segments: Vera Bradley Direct (“VB Direct”), Vera Bradley Indirect (“VB Indirect”), and Pura Vida.
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; the Vera Bradley websites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); the Vera Bradley annual outlet sale in Fort Wayne, Indiana; and direct to consumer marketplaces. As of February 1, 2025, the Company operated 39 full-line stores and 87 outlet stores.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 1,200 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
•The Pura Vida segment represents revenues generated through the Pura Vida website (www.puravidabracelets.com); the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States; and through its seven retail stores.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Pura Vida. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal years 2025 and 2023, ended February 1, 2025 and January 28, 2023 respectively, each reflected a 52-week period. Fiscal year 2024, ended February 3, 2024 reflected a 53-week period.

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
The Company recognizes depreciation and amortization expense within cost of sales for capital expenditures related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other capital expenditures. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term. Lease terms typically range from three to ten years.
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
The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken / Written Off	Balance at End of Year
Fiscal year ended February 1, 2025	$1,422	$8,401	$(8,584)	$1,239
Fiscal year ended February 3, 2024	1,801	9,697	(10,076)	1,422
Fiscal year ended January 28, 2023	1,582	12,320	(12,101)	1,801
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $1.1 million as of February 1, 2025 and February 3, 2024, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.
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
Goodwill and Other Intangible Assets
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
The Pura Vida brand was fully impaired during fiscal 2025, leaving no balance. For the annual impairment analysis performed in the second quarter of fiscal 2025, the Company performed a quantitative analysis and no impairment was recorded. Subsequent to the annual impairment test, the Company performed an additional quantitative analysis of the carrying value of the Pura Vida brand due to triggering events and recorded an impairment charge of $6.2 million during the fourth quarter of fiscal 2025, further described in Note 15 herein.
For the annual impairment analysis performed during fiscal 2024, the Company performed a quantitative analysis, as well as subsequent analyses due to triggering events, further described in Note 15 of the Notes to the Consolidated Financial Statements herein. An impairment charge of $5.4 million was recorded during fiscal 2024 for the Pura Vida brand.
For the annual impairment analysis performed during fiscal 2023, the Company performed a quantitative analysis, as well as subsequent analyses due to triggering events, further described in Note 15 herein. Impairment charges of $44.3 million and $25.0 million were recorded during fiscal 2023 for goodwill and the Pura Vida brand, respectively.
Redeemable Noncontrolling Interest
On July 16, 2019, as contemplated by the Interest Purchase Agreement, the Company and certain of its subsidiaries and the owners of the remaining twenty-five percent (25%) ownership interest in Pura Vida (the “Sellers”) which was not acquired by the Company (the “Remaining Pura Vida Interest”) entered into a Put/Call Agreement (the “Put/Call Agreement”). Pursuant to the Put/Call Agreement, and subject to the terms and conditions thereof, the Sellers had the

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
right to sell all of the Remaining Pura Vida Interest to the Company, and the Company had the right to purchase all of the Remaining Pura Vida Interests from Sellers, in each case generally at any time following the fifth anniversary of the closing date of the transaction until the tenth anniversary thereof. The purchase price for any Remaining Pura Vida Interest put to, or called by, the Company was determined based on the arithmetic average of a multiple of adjusted EBITDA of Pura Vida and a multiple of adjusted EBITDA of the Company, as defined in the Put/Call Agreement, over the twelve-month period ending on the last day of the month immediately preceding the month in which an exercise notice was delivered by a relevant party. In the event of a change in control of the Company, the parties had the right to exercise a portion of their put and call rights prior to the fifth anniversary of the closing date (as defined in the Put/Call Agreement).
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
Advertising Costs

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The Company expenses advertising costs at the time the promotion first appears in media, in stores, or on its websites, and includes those costs in selling, general, and administrative expenses in the Consolidated Statements of Operations.
Total advertising expense was as follows (in thousands):

Fiscal year ended February 1, 2025	$52,373
Fiscal year ended February 3, 2024	54,999
Fiscal year ended January 28, 2023	54,941
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable as of February 1, 2025 and February 3, 2024, approximated their fair values.
The following table details the fair value measurements of the Company’s investments as of February 1, 2025 and February 3, 2024 (in thousands):

	Level 1		Level 2		Level 3
	February 1, 2025	February 3, 2024	February 1, 2025	February 3, 2024	February 1, 2025	February 3, 2024
Cash equivalents (1)	$15,000	$55,262	$—	$—	$—	$—

(1) Cash equivalents primarily represent money market funds that have a maturity of three months or less at the date of purchase. Due to its short maturity, the Company believes the carrying value approximates fair value.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $2.6 million and $1.4 million in impairment charges primarily related to store assets including property, plant, and equipment and lease right-of-use assets during the fiscal years ended February 1, 2025, and January 28, 2023, respectively. No impairment charges were recorded in fiscal 2024 for long-lived assets.
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant, and equipment, including leasehold improvements, and operating lease assets, as well as assets related to the Pura Vida acquisition including goodwill and intangible assets. These assets are measured at fair value if determined to be impaired. Refer to Note 15 herein regarding the Pura Vida Brand impairment test and related

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
impairment charges for fiscal 2025 and fiscal 2024, as well as the Pura Vida Brand and goodwill impairment test and impairment charges for fiscal 2023.
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
When measuring deferred tax assets, the Company considers both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets will be realized. This evidence includes recent operating results, projected future taxable income, the reversal of existing taxable differences, tax planning strategies, among other factors. When necessary, a valuation allowance is recorded to reduce the deferred tax assets to their anticipated realizable value. In fiscal 2025, the Company recorded a full valuation allowance against its net deferred tax assets.
The Company establishes liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $0.6 million and $3.8 million as of February 1, 2025 and February 3, 2024, respectively. Of this total, $0.4 million and $2.8 million was recorded within prepaid expenses and other current assets and $0.2 million and $1.0 million was recorded within other assets on the Company's Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024, respectively. In the fourth quarter of fiscal 2025, the Company recorded a software abandonment charge of $1.1 million. The CCA implementation costs are recorded within operating activities in the Company's Consolidated Statements of Cash Flows.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU during the year ended February 1, 2025 and the impact of the ASU was limited to financial statement footnote disclosures. Refer to Note 17 herein.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures". This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 (the Company's fiscal year 2026), with retrospective application permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not impact our consolidated financial statements.
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, "Disaggregation of Income Statement Expenses". The ASU requires financial statement footnote disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The ASU is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal year 2028) and interim reporting periods beginning after December 15, 2027 (interim periods for the Company’s fiscal year 2029). Public business entities are required to apply the guidance prospectively, however, retrospective application is permitted. The Company is currently evaluating the impact of this ASU, but expects the impact to be limited to financial statement footnote disclosures.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the fifty-two weeks ended February 1, 2025 and January 28, 2023, and fifty-three weeks ended February 3, 2024 (in thousands):

	Fifty-Two Weeks Ended
	February 1, 2025
	VB Direct Segment		VB Indirect Segment		Pura Vida Segment		Total
Product categories
Bags	$105,071		$35,077		$82		$140,230
Travel	67,911		13,090		—		81,001
Accessories	40,993		6,920		51,312		99,225
Home	25,899		2,738		—		28,637
Apparel/Footwear	10,554		1,216		480		12,250
Other	7,181	(1)	2,145	(2)	1,298	(3)	10,624
Total net revenues	$257,609	(4)	$61,186	(5)	$53,172	(4)	$371,967

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Related to freight.
(4) Net revenues were related to product sales recognized at a point in time.
(5) $59.4 million of net revenues related to product sales recognized at a point in time and $1.8 million of net revenues related to sales-based royalties recognized over time.

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
(6) Includes mask sales.
Contract Balances
Contract liabilities as of February 1, 2025 and February 3, 2024, were $2.4 million and $2.6 million, respectively. The balance consisted of unredeemed gift cards, unearned revenue related to the monthly bracelet subscription of the Pura Vida segment, Pura Vida loyalty club points, and Pura Vida customer deposits and payments collected before shipment. These contract liabilities are recognized within other accrued liabilities on the Company’s Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of February 1, 2025 and February 3, 2024.
The balance for accounts receivable from contracts with customers, net of allowances, as of February 1, 2025 and February 3, 2024 was $14.2 million and $16.4 million, respectively, which is recognized within accounts receivable, net, on the Company’s Consolidated Balance Sheets. The provision for doubtful accounts was $1.1 million as of February 1, 2025 and February 3, 2024, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct, VB Indirect, and Pura Vida segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of February 1, 2025.
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
Concentration of Credit Risk
Five customers represented approximately 66.0% of the balance of accounts receivable, net as of February 1, 2025.

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
Determination of Lease Terms
Retail store leases have remaining terms of up to 10 years as of February 1, 2025. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases generally have remaining terms of up to approximately two years as of February 1, 2025. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of February 1, 2025.
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
Discount Rate
The weighted-average discount rate as of February 1, 2025 and February 3, 2024, was 5.0% and 4.8%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement or remeasurement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.
Leases Not Yet Commenced
As of February 1, 2025, there were no executed leases in which the Company did not have control of the underlying asset.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Amounts Recognized in the Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Consolidated Statements of Operations for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 (in thousands):

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating lease cost	$26,658	$25,826	$25,118
Variable lease cost	4,411	5,295	5,975
Short-term lease cost	540	578	476
Less: Sublease income (1)	(420)	(420)	(234)
Total lease cost	$31,189	$31,279	$31,335
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of February 1, 2025 and February 3, 2024 was 4.8 years and 5.3 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$30,234	$29,554	$30,014
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$32,510	$9,859	$20,379
Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of February 1, 2025 were as follows (in thousands):

Operating Leases
Fiscal 2026	$23,923
Fiscal 2027	22,457
Fiscal 2028	18,746
Fiscal 2029	15,673
Fiscal 2030	9,170
Thereafter	11,094
Total remaining obligations	101,063
Less: Interest	(11,419)
Present value of lease liabilities	$89,644

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
5.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Land and land improvements	$5,981	$5,981
Building and building improvements	46,203	46,203
Furniture, fixtures, leasehold improvements, computer equipment and software	86,776	86,584
Equipment and vehicles	29,117	28,493
Construction in progress	710	302
	168,787	167,563
Less: Accumulated depreciation and amortization	(114,604)	(113,307)
Property, plant, and equipment, net	$54,183	$54,256

Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges (in thousands):

Fiscal year ended February 1, 2025	$8,531
Fiscal year ended February 3, 2024	7,968
Fiscal year ended January 28, 2023	8,854

6.    Debt
As of February 1, 2025 and February 3, 2024, the Company had no borrowings outstanding and availability of $75.0 million under its Credit Agreement.
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
The Credit Agreement matures in May 2028.
Refer to Note 18 herein for information related to the Fourth Amendment to the Credit Agreement, occurring subsequent to the Company's fiscal year 2025.

7.    Income Taxes
The components of the income tax expense (benefit) were as follows (in thousands):

	February 1, 2025	February 3, 2024	January 28, 2023
Current:
Federal	$199	$918	$680
Foreign	19	337	562
State	377	478	803
	595	1,733	2,045
Deferred:
Federal	16,214	1,322	(15,517)
State	4,141	439	(2,168)
	20,355	1,761	(17,685)
Total income tax expense (benefit)	$20,950	$3,494	$(15,640)

A breakdown of the Company’s (loss) income before income taxes is as follows (in thousands):

	February 1, 2025	February 3, 2024	January 28, 2023
Domestic	$(41,413)	$9,159	$(98,539)
Foreign	175	2,173	3,515
Total (loss) income before income taxes	$(41,238)	$11,332	$(95,024)

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the income tax expense (benefit) to the amount computed at the federal statutory rate is as follows (in thousands):

	February 1, 2025		February 3, 2024		January 28, 2023
Federal taxes at statutory rate	$(8,660)	21.0%	$2,380	21.0%	$(19,955)	21.0%
State and local income taxes, net of federal benefit	(622)	1.5	754	6.7	(1,063)	1.1
Impact related to redeemable noncontrolling interest	—	—	—	—	4,126	(4.3)
Change in valuation allowance	29,751	(72.1)	—	—	—	—
(Windfall) shortfall from stock-based compensation	(18)	—	(47)	(0.4)	271	(0.3)
Impact of foreign rate differential	19	—	(109)	(1.0)	(167)	0.2
Change in uncertain tax positions	3	—	(30)	(0.3)	(15)	—
Non-deductible executive compensation	316	(0.8)	487	4.3	1,150	(1.2)
Other	161	(0.4)	59	0.5	13	—
Total income tax expense (benefit)	$20,950	(50.8)%	$3,494	30.8%	$(15,640)	16.5%

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	February 1, 2025	February 3, 2024
Deferred tax assets:
Operating lease liabilities	$24,832	$22,511
Compensation and benefits	1,306	2,815
Inventories	3,649	4,122
Investment in subsidiary	13,304	12,904
Net operating loss carryforwards	10,148	289
Other	2,165	1,365
Subtotal deferred tax assets	55,404	44,006
Less: valuation allowance	(29,799)	(48)
Total deferred tax assets	25,605	43,958
Deferred tax liabilities:
Operating lease assets	(21,067)	(17,863)
Property, plant, and equipment	(2,403)	(2,930)
Other	(2,135)	(2,810)
Total deferred tax liabilities	(25,605)	(23,603)
Net deferred tax assets	$—	$20,355

The Company considered both positive and negative evidence to determine whether it was more likely than not that some, or all, of the deferred tax assets would not be realized in its valuation allowance assessment. Based on this assessment, the Company recorded a full valuation allowance against its net deferred tax assets as of February 1, 2025. As of February 3, 2024, there were an immaterial amount of valuation allowances recorded.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Uncertain Tax Positions
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	February 1, 2025	February 3, 2024	January 28, 2023
Beginning balance	$39	$73	$92
Net increases in unrecognized tax benefits as a result of current year activity	—	—	2
Lapse of statute of limitations	—	(34)	(21)
Ending balance	$39	$39	$73
As of February 1, 2025, the Company had an immaterial amount of total unrecognized tax benefits, net of federal benefit, that would, if recognized, favorably affect the effective tax rate in future periods. Total unrecognized tax benefits are currently expected to decrease by approximately $37.0 thousand in the next twelve months. The Company recognized an immaterial amount of interest only, no penalties, related to unrecognized tax benefits in the fiscal years ended January 28, 2023 and January 29, 2022. Unrecognized tax benefits are included within other long-term liabilities in the Company's Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2022 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2021 through the current fiscal year.

8.    Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $3.7 million, $2.9 million, and $3.2 million in the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
Awards of Restricted-Stock Units
The Company reserved 6,000,000 shares of common stock for issuance or transfer under the 2020 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards.
During the fiscal year ended February 1, 2025, the Company granted a total of 755,647 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2020 Equity and Incentive Plan with an aggregate fair value of $5.1 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The following table summarizes information about restricted-stock units as of and for the year ended February 1, 2025 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 3, 2024	683	$4.58	840	$4.42
Granted	422	6.71	334	6.71
Change due to performance condition achievement	—	—	(296)	5.41
Vested	(360)	5.54	(47)	10.24
Forfeited	(46)	6.57	(62)	6.54
Nonvested units outstanding at February 1, 2025	699	$5.99	769	$5.19

As of February 1, 2025, there was $4.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.4 years, subject to meeting performance conditions. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2025 was $2.6 million.

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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
10.    401(k) Profit Sharing Plan and Trust
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of February 1, 2025, February 3, 2024, and January 28, 2023, no discretionary profit sharing payments had been approved. The Company recognizes 401(k) Company contributions within cost of sales for employees related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other employees. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended February 1, 2025	$1,538
Fiscal year ended February 3, 2024	1,897
Fiscal year ended January 28, 2023	1,854

11.    Related-Party Transactions
Charitable Contributions. The Vera Bradley Foundation for Breast Cancer (the “Foundation”) was founded by one of the Company’s directors, who is also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.2 million as of February 1, 2025 and $0.1 million as of February 3, 2024. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended February 1, 2025	$167
Fiscal year ended February 3, 2024	139
Fiscal year ended January 28, 2023	191

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

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Numerator:
Net (loss) income	$(62,188)	$7,838	$(79,384)
Less: Net loss attributable to redeemable noncontrolling interest	—	—	(19,649)
Net (loss) income attributable to Vera Bradley, Inc.	$(62,188)	$7,838	$(59,735)

Denominator:
Weighted-average number of common shares (basic)	28,935	30,833	31,503
Dilutive effect of stock-based awards	—	481	—
Weighted-average number of common shares (diluted)	28,935	31,314	31,503

Net (loss) income per share attributable to Vera Bradley, Inc.:
Basic	$(2.15)	$0.25	$(1.90)
Diluted	$(2.15)	$0.25	$(1.90)

As of February 1, 2025 and January 28, 2023, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.
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
In December 2021, the Company's board of directors approved a new share repurchase plan (the “2021 Share Repurchase Program”) which authorized Company management to utilize up to $50.0 million of available cash for repurchases of shares of the Company's common stock. The 2021 Share Repurchase Program went into effect beginning December 13, 2021 and expired in December 2024.
During the fiscal year ended February 1, 2025, the Company purchased and held 3,395,335 shares at an average price of $6.41 per share, excluding commissions, for an aggregate amount of $21.8 million, under the 2021 Share Repurchase Program.
During the fiscal year ended February 3, 2024, the Company purchased and held 359,554 shares at an average price of $6.10 per share, excluding commissions, for an aggregate amount of $2.2 million, under the 2021 Share Repurchase Program.
During the fiscal year ended January 28, 2023, the Company purchased and held 2,820,949 shares at an average price of $6.40 per share, excluding commissions, for an aggregate amount of $18.1 million, under the 2018 and 2021 Share Repurchase Programs.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
During the fourth quarter of fiscal 2025, the Company's board of directors approved a new share repurchase plan (the “2024 Share Repurchase Program”) which authorized Company management to utilize up to $30.0 million of available cash for repurchases of shares of the Company's common stock. The 2024 Share Repurchase Program went into effect beginning December 14, 2024 and expires in December 2027. The Company does not currently plan to purchase under the 2024 Share Repurchase Program, but anticipates utilizing it in the future depending on the Company's cash position.
As of February 1, 2025, there was $30.0 million remaining available to repurchase shares of the Company's common stock under the 2024 Share Repurchase Program.
As of February 1, 2025, the Company held as treasury shares 15,834,579 shares of its common stock at an average price of $9.90 per share, excluding commissions, for an aggregate carrying amount of $156.8 million. The Company’s treasury shares may be issued under the 2020 Equity and Incentive Plan, or for other corporate purposes.
14.    Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents the remaining twenty-five percent (25%) interest in Pura Vida not acquired by the Company. On January 30, 2023, the Company purchased the remaining 25% interest in Pura Vida. Refer to Note 2 herein for additional information.
Changes in redeemable noncontrolling interest for the fifty-two weeks ended February 1, 2025, fifty-three weeks ended February 3, 2024,and fifty-two weeks ended January 28, 2023 were as follows (in thousands):

Balance at January 29, 2022	$30,974
Net loss attributable to redeemable noncontrolling interest	(19,649)
Distributions to redeemable noncontrolling interest	(613)
Balance at January 28, 2023	$10,712
Adjustment for purchase of noncontrolling interest	(10,712)
Balance at February 3, 2024 and February 1, 2025	$—

15.    Intangible Assets
The following tables detail the carrying value of the Company’s intangible assets related to the acquisition of a majority interest in Pura Vida.

	February 1, 2025
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible asset
Customer Relationships	$24,208	$(24,208)	$—

Indefinite-lived intangible asset
Pura Vida Brand (2)	—	—	—

Total intangible assets	$24,208	$(24,208)	$—

(1) Amortization expense is recorded within the Pura Vida segment.
(2) An impairment charge of $6.2 million was recorded within the Pura Vida segment during fourth quarter of fiscal 2025.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	February 3, 2024
in thousands	Gross Basis	Accumulated Amortization(1)	Carrying Amount
Definite-lived intangible assets
Customer Relationships	$24,208	$(22,872)	$1,336

Indefinite-lived intangible asset
Pura Vida Brand (2)	6,237	—	6,237

Total intangible assets	$30,445	$(22,872)	$7,573

(1) Amortization expense is recorded within the Pura Vida segment.
(2) Impairment charges of $5.4 million were recorded within the Pura Vida segment during the fourth quarter of fiscal 2024.

Fiscal 2025 Impairment
The Company performed its fiscal 2025 annual impairment test over the indefinite-lived Pura Vida brand during the second quarter of fiscal 2025 and no impairment was recorded. In the fourth quarter of fiscal 2025, the Company identified triggering events and determined that the fair value of the Pura Vida brand was less than its carrying value, recording a full impairment charge of $6.2 million. In consideration of offers received for the sale of Pura Vida (see Note 18 herein for further information), the Company performed a quantitative analysis of the Pura Vida brand. Based on this quantitative assessment, the Company determined that the relative fair value of the Pura Vida brand indicated no fair value and that the Pura Vida brand was not recoverable.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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

16.    Cost Savings Initiatives and Other Charges
Cost Savings Initiatives and Severance Charges
During fiscal 2023, the Company began implementation of its targeted cost reductions, which were expected to be fully realized in fiscal 2025. In late fiscal 2025, additional cost reduction initiatives were identified and are expected to be fully realized in fiscal 2026. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll.
The Company incurred the following charges during the fifty-two weeks ended February 1, 2025 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges(1)	$534	$1,166	$—	$2,171	$3,871
Total	$534	$1,166	$—	$2,171	$3,871

(1) $3.1 million recorded in selling, general, and administrative expenses and $0.8 million recorded in cost of goods sold

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges (1)
Liability as of February 3, 2024	$541
Fiscal 2025 charges	3,871
Cash payments	(1,887)
Liability as of February 1, 2025	$2,525

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the fifty-three weeks ended February 3, 2024:

	Reportable Segment
	VB Direct	VB Indirect	Pura Vida	Unallocated Corporate Expenses	Total Expense
Severance charges(1)	$574	$309	$79	$1,951	$2,913
Consulting fees and other costs(2)	—	—	—	105	105
Total (3)	$574	$309	$79	$2,056	$3,018

(1) Includes former CFO severance
(2) Related to professional fees
(3) Charges are recorded within selling, general, and administrative expenses

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	Severance Charges (1)	Consulting Fees and Other Costs
Liability as of January 28, 2023	$3,083	$60
Fiscal 2024 charges	$2,913	$105
Cash payments	(5,455)	(165)
Liability as of February 3, 2024	$541	$—

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the fifty-two weeks ended January 28, 2023:

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

(1) Remaining liability is recorded within accrued employment costs
(2) Remaining liability is recorded within accounts payable
Other Charges
Fiscal 2025. There were no additional charges recorded during the fifty-two weeks ended February 1, 2025 associated with strategic initiatives and other costs.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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

17.    Segment Reporting
The Company has three operating segments, which are also its reportable segments: VB Direct, VB Indirect, and Pura Vida. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing the performance of the segments. The Company's CODM is our Chief Executive Officer.
The VB Direct segment includes Vera Bradley full-line and outlet stores, the Vera Bradley websites (verabradley.com, outlet.verabradley.com, and international.verabradley.com), and the Vera Bradley annual outlet sale. Revenues generated through this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The VB Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 1,200 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third-party e-commerce sites, third-party inventory liquidators, and licensing agreements related to the Vera Bradley brand.
The Pura Vida segment represents revenues generated through the Pura Vida website (www.puravidabracelets.com), Pura Vida retail stores, and through the distribution of Pura Vida-branded products to wholesale retailers, substantially all of which are located in the United States.
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
The CODM’s primary or key performance indicator for evaluating segment operating results is operating income. The CODM uses operating income for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for this key performance operating measure when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment operating income to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees. The CODM reviews cost of sales and SG&A expense on a consolidated basis.
The accounting policies of the segments are the same as those described in Note 2. The Company does not report depreciation or amortization expense, total assets, or capital expenditures by segment as such information is neither used by management nor accounted for at the segment level.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Net revenues, cost of sales, other segment expenses, and operating income (loss) information for the Company’s reportable segments, as well as a reconciliation to (loss) income before income taxes, consisted of the following (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Segment net revenues:
VB Direct	$257,609	$309,910	$328,231
VB Indirect	61,186	73,803	73,316
Pura Vida	53,172	87,073	98,414
Total	$371,967	$470,786	$499,961
Segment cost of sales:
VB Direct	$125,467	$141,933	$167,701
VB Indirect	34,490	37,815	38,942
Pura Vida	25,171	34,625	54,374
Total	$185,128	$214,373	$261,017
Other segment expenses, net (1)
VB Direct	$106,902	$106,104	$109,433
VB Indirect	11,282	11,709	11,409
Pura Vida	43,122	54,769	122,631
Total	$161,306	$172,582	$243,473
Segment operating income (loss):
VB Direct	$25,240	$61,873	$51,097
VB Indirect	15,414	24,279	22,965
Pura Vida	(15,121)	(2,321)	(78,591)
Total	$25,533	$83,831	$(4,529)
Reconciliation:
Segment operating income (loss):	$25,533	$83,831	$(4,529)
Unallocated corporate expenses	(67,889)	(73,389)	(90,342)
Interest income (expense)	1,118	890	(153)
(Loss) income before income taxes	$(41,238)	$11,332	$(95,024)
(1) Other segment expenses, net include selling, general and administrative expenses and are net of other income.
Sales outside of the United States were immaterial for all periods presented.
No customer accounted for 8% or more of the Company’s net revenues during fiscal years 2025, 2024, and 2023.
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
As of February 1, 2025 and February 3, 2024, substantially all of the Company’s long-lived assets were located in the United States.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
18. Subsequent Event
On March 11, 2025, Vera Bradley Holdings, LLC (“Seller”), Creative Genius, LLC (“Creative Genius”) and Project Aster Acquisition, LLC (“Buyer”) entered into an Interest Purchase Agreement (the “Agreement”) pursuant to which, among other things, Seller will sell to Buyer and Buyer will purchase from Seller one hundred percent (100%) of Creative Genius, which operates under the name Pura Vida Bracelets (the “Transaction”). The consideration paid by Buyer under the Agreement will consist of cash consideration of $1.0 million as well as contingent consideration payable over a two-year period. Total consideration is subject to customary adjustments for cash, transaction expenses and working capital. Seller has also agreed to provide certain services to Buyer for a transitional period of 12 months.
In conjunction with the Agreement, on March 11, 2025, Vera Bradley Designs, Inc., a wholly-owned subsidiary of the Seller, JP Morgan Chase Bank, N.A., as the administrative agent, and lenders from time to time party thereto, entered into a Fourth Amendment (the “Fourth Amendment”) to the asset based revolving Credit Agreement (as amended, the “Credit Agreement”) dated September 7, 2018.
The Fourth Amendment amended the Credit Agreement to, among other things: allow for the sale of Creative Genius; remove Creative Genius as a borrower; modify an additional reporting period based on certain conditions of credit availability; and change certain applications of the fixed charge coverage ratio.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer each has concluded that the Company’s disclosure controls and procedures are effective as of February 1, 2025.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of February 1, 2025.
The effectiveness of the Company’s internal control over financial reporting as of February 1, 2025, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
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

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings “The Board of Directors,” “Family Relationships,” “Delinquent Section 16(a) Reports,” “Conflict of Interest and Business Ethics Policy,” “Code of Ethics for Senior Financial Officers,” and “Standing Committees and Meetings of the Board” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2025 Annual Meeting of Shareholders under the heading “Share Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of February 1, 2025:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders	1,467,662	—	3,559,019
Equity compensation plans not approved by security holders	—	—	—
Total	1,467,662	—	3,559,019
(1) Assumes that target performance requirements will be achieved for performance shares with incomplete performance periods. These securities represent awards to be issued under the 2020 Equity and Incentive Plan.
(2) Represents securities available for issuance under the 2020 Equity and Incentive Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings “Policy on Related Party Transactions,” “Related Party Transactions for Fiscal 2025,” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

2.2+*	Interest Purchase Agreement, dated March 11, 2025, by and among Project Aster Acquisition, LLC, Creative Genius, LLC, and Vera Bradley Holdings, LLC

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 8, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 6, 2019)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2020)

10.1†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2†	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.3†	Vera Bradley, Inc. 2014 Executive Severance Plan (Amended May 30, 2018) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended February 2, 2019)

10.4
Pledge and Security Agreement dated as of September 7, 2018 among Vera Bradley Designs, Inc., Vera Bradley, Inc., Vera Bradley International, LLC, Vera Bradley Sales, LLC, and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2018)

10.5†	Fiscal 2025 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 4, 2024)

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

Exhibit No.	Description

10.12†	Employment Agreement between Vera Bradley, Inc. and Jacqueline Ardrey dated September 20, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2022)

10.13†	Retention Letter Agreement dated December 6, 2022 with John Enwright (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 29, 2022)

10.14†
Form of Restricted Stock Unit/Performance Unit Terms and Conditions Under the 2020 Equity and Incentive Plan (Revised) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2022)

10.15†	Amended and Restated Vera Bradley, Inc. 2020 Equity and Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed April 21, 2023)

10.16*	Fourth Amendment to Credit Agreement dated March 11, 2025 among Vera Bradley Designs, Inc., the other borrowers party thereto, JP Morgan Chase Bank, N.A., and the lenders party thereto

19*	Vera Bradley Inc. Insider Trading Policy

21.1*	Subsidiaries of Vera Bradley, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

97.1	Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

*	Filed herewith

†	Denotes management contract or compensation plan, contract or arrangement.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2025.

Signature	Title

/s/ Jacqueline Ardrey	Director and Chief Executive Officer (principal executive officer)
Jacqueline Ardrey

/s/ Michael Schwindle	Chief Financial Officer (principal accounting officer)
Michael Schwindle

/s/ Barbara Bradley Baekgaard	Director
Barbara Bradley Baekgaard

/s/ Ian Bickley	Director
Ian Bickley

/s/ Kristina Cashman	Director
Kristina Cashman

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Andrew Meslow	Director
Andrew Meslow

/s/ Frances P. Philip	Director
Frances P. Philip

/s/ Jessica Rodriguez	Director
Jessica Rodriguez

/s/ Carrie M. Tharp	Director
Carrie M. Tharp