Form 10-Q
period 2025-05-03
Vera Bradley, Inc.
filed 2025-06-11
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 27,933,384 shares of its common stock outstanding as of June 4, 2025.

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
For a discussion of the above described risks and uncertainties and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, as well as in Item 1A herein.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 3, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$11,281	$28,628
Accounts receivable, net	14,588	13,797
Inventories	99,151	91,430
Short-term contingent consideration	1,374	—
Income taxes receivable	323	584
Prepaid expenses and other current assets	8,829	8,072
Current assets of discontinued operations	—	22,361
Total current assets	135,546	164,872
Operating right-of-use assets	71,236	74,841
Property, plant, and equipment, net	51,193	52,555
Long-term contingent consideration	1,178	—
Other assets	8,787	9,048
Long-term assets of discontinued operations	—	5,374
Total assets	$267,940	$306,690
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,221	$17,198
Accrued employment costs	6,033	6,527
Short-term operating lease liabilities	18,556	19,024
Other accrued liabilities	11,634	9,221
Income taxes payable	59	—
Current liabilities of discontinued operations	—	6,023
Total current liabilities	59,503	57,993
Long-term operating lease liabilities	62,357	66,307
Other long-term liabilities	46	47
Long-term liabilities of discontinued operations	—	3,388
Total liabilities	121,906	127,735
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,753 and 43,535 shares issued and 27,918 and 27,701 shares outstanding, respectively	—	—
Additional paid-in-capital	116,098	115,515
Retained earnings	186,819	220,279
Accumulated other comprehensive loss	(63)	(19)
Treasury stock	(156,820)	(156,820)
Total shareholders’ equity	146,034	178,955
Total liabilities and shareholders’ equity	$267,940	$306,690

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net revenues	$51,652	$67,948
Cost of sales	28,885	33,908
Gross profit	22,767	34,040
Selling, general, and administrative expenses	40,804	45,095
Other income, net	180	438
Operating loss from continuing operations	(17,857)	(10,617)
Interest income, net	4	470
Loss from continuing operations before income taxes	(17,853)	(10,147)
Income tax expense (benefit)	407	(2,543)
Net loss from continuing operations	(18,260)	(7,604)
Loss from discontinued operations, net of income tax	(15,200)	(517)
Net loss	$(33,460)	$(8,121)

Basic weighted-average shares outstanding	27,773	30,660
Diluted weighted-average shares outstanding	27,773	30,660

Basic net loss per share:
Continuing operations	$(0.66)	$(0.25)
Discontinued operations	$(0.54)	$(0.01)
Basic net loss per share	$(1.20)	$(0.26)
Diluted net loss per share:
Continuing operations	$(0.66)	$(0.25)
Discontinued operations	$(0.54)	$(0.01)
Diluted net loss per share	$(1.20)	$(0.26)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net loss	$(33,460)	$(8,121)
Cumulative translation adjustment	(44)	8
Comprehensive loss, net of tax	$(33,504)	$(8,113)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at February 1, 2025	27,700,900	15,834,579	$115,515	$220,279	$(19)	$(156,820)	$178,955
Net loss	—	—	—	(33,460)	—	—	(33,460)
Translation adjustments	—	—	—	—	(44)	—	(44)
Restricted shares vested, net of repurchase for taxes	217,422	—	(171)	—	—	—	(171)
Stock-based compensation	—	—	754	—	—	—	754
Balance at May 3, 2025	27,918,322	15,834,579	$116,098	$186,819	$(63)	$(156,820)	$146,034

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at February 3, 2024	30,813,616	12,439,244	$112,590	$282,467	$(72)	$(135,056)	$259,929
Net loss	—	—	—	(8,121)	—	—	(8,121)
Translation adjustments	—	—	—	—	8	—	8
Restricted shares vested, net of repurchase for taxes	194,033	—	(356)	—	—	—	(356)
Stock-based compensation	—	—	804	—	—	—	804
Treasury stock purchased	(959,186)	959,186	—	—	—	(6,348)	(6,348)
Balance at May 4, 2024	30,048,463	13,398,430	$113,038	$274,346	$(64)	$(141,404)	$245,916
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities
Net loss	$(33,460)	$(8,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	2,188	1,935
Amortization of operating right-of-use assets	5,328	4,689
Impairment charges	1,048	—
Amortization of intangible assets	—	729
Provision for doubtful accounts	—	31
Stock-based compensation	754	804
Deferred income taxes	—	409
Loss on sale of business	15,200	—
Other non-cash (gain) loss, net	14	14
Changes in assets and liabilities:
Accounts receivable	(1,405)	(792)
Inventories	(7,379)	(6,902)
Prepaid expenses and other assets	(733)	(3,259)
Accounts payable	4,314	7,589
Income taxes	320	(4,040)
Operating lease liabilities, net	(6,060)	(5,736)
Accrued and other liabilities	1,969	(1,899)
Net cash used in operating activities	(17,902)	(14,549)
Cash flows from investing activities
Purchases of property, plant, and equipment	(1,871)	(863)
Proceed from sale of business, net of cash disposed	903	—
Net cash used in investing activities	(968)	(863)
Cash flows from financing activities
Tax withholdings for equity compensation	(171)	(356)
Repurchase of common stock	—	(6,348)
Borrowings under asset-based revolving credit agreement	(5,000)	—
Repayment of borrowings under asset-based revolving credit agreement	5,000	—
Net cash used in financing activities	(171)	(6,704)
Effect of exchange rate changes on cash and cash equivalents	(44)	8
Net decrease in cash and cash equivalents	(19,085)	(22,108)
Cash and cash equivalents, beginning of period	30,366	77,303
Cash and cash equivalents, end of period	$11,281	$55,195

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Supplemental disclosure of cash flow information
Cash paid for interest	$19	$—
Cash paid for income taxes, net	$85	$924
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment incurred but not yet paid	$755	$117
Contingent consideration related to sale of business	$2,552	$—
Refer to Note 3 herein for supplemental cash flow information regarding the Company’s leases. Refer to Note 14 herein for supplemental cash flow information regarding the discontinued operations.
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
On March 11, 2025, the Company entered into an Interest Purchase Agreement (the “Agreement”) to sell one hundred percent (100%) of Creative Genius, Inc., (“Creative Genius”) which operates under the name Pura Vida Bracelets. The sale consummated on March 31, 2025. As a result, the operations of Pura Vida have been classified as discontinued operations in the consolidated financial statements in accordance with ASC 205-20, Discontinued Operations. Prior period amounts have been retrospectively adjusted to conform to the current period presentation. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. Certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Condensed Financial Statements and accompanying notes to conform to the current period presentation.
Following the sale, Pura Vida is no longer included in the Company’s consolidated financial results. Refer to Note 14 for additional information.
The Company has two reportable segments: Vera Bradley Direct (“VB Direct”) and Vera Bradley Indirect (“VB Indirect”). During the quarter ended May 3, 2025, the Company completed the sale of Pura Vida, which was previously considered a reportable segment.
•The VB Direct segment consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of May 3, 2025, the Company operated 39 full-line stores and 87 outlet stores.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 3, 2025, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, seasonal fluctuations in the business and the uncertainty of macroeconomic factors on future periods, including inflation and other related matters.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
During the quarter ended May 3, 2025, the Company completed the sale of its wholly owned subsidiary, Creative Genius, also referred to as Pura Vida. As a result, the operations of Pura Vida have been classified as discontinued operations in the consolidated financial statements in accordance with ASC 205-20. Prior period amounts have been retrospectively adjusted to conform to the current period presentation.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 3, 2025 and May 4, 2024 refer to the thirteen week periods ended on those dates.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, "Improvements to Income Tax Disclosures". This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 (the Company's fiscal year 2026), with retrospective application permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not impact our consolidated financial statements.
In November, 2024, the FASB issued Accounting Standards Update ASU 2024-03, "Disaggregation of Income Statement Expenses". The ASU requires financial statement footnote disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The ASU is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal year 2028) and interim reporting periods beginning after December 15, 2027 (interim periods for the Company’s fiscal year 2029). Public business entities are required to apply the guidance prospectively, however, retrospective application is permitted. The Company is currently evaluating the impact of this ASU, but expects the impact to be limited to financial statement footnote disclosures.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended May 3, 2025 and May 4, 2024 (in thousands):

	Thirteen Weeks Ended
	May 3, 2025
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$17,184		$4,480		$21,664
Travel	12,172		2,315		$14,487
Accessories	7,223		765		$7,988
Home	3,537		232		$3,769
Apparel/Footwear	1,562		75		$1,637
Other	1,405	(1)	702	(2)	2,107
Total net revenues	$43,083	(3)	$8,569	(4)	$51,652

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $8.0 million of net revenues related to product sales recognized at a point in time and $0.6 million of net revenues related to sales-based royalties recognized over time.

	Thirteen Weeks Ended
	May 4, 2024
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$23,292		$6,781		$30,073
Travel	14,096		1,972		16,068
Accessories	9,965		1,533		11,498
Home	5,216		433		5,649
Apparel/Footwear	2,563		216		2,779
Other	1,292	(1)	589	(2)	1,881
Total net revenues	$56,424	(3)	$11,524	(4)	$67,948

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $11.0 million of net revenues related to product sales recognized at a point in time and $0.5 million of net revenues related to sales-based royalties recognized over time.

Contract Balances
Contract liabilities as of May 3, 2025 and February 1, 2025, were $1.7 million, respectively. The balance as of May 3, 2025 and February 1, 2025 consisted of unredeemed gift cards. These contract liabilities are recognized within other

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of May 3, 2025 and February 1, 2025.
The balance for accounts receivable from contracts with customers, net of allowances, as of May 3, 2025 and February 1, 2025, was $13.9 million and $13.3 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.8 million as of May 3, 2025 and February 1, 2025, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct and VB Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of May 3, 2025.

3.Leases

Discount Rate
The weighted-average discount rate as of May 3, 2025, and May 4, 2024 was 5.0% and 4.9%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of May 3, 2025, there were no executed leases in which the Company did not have control of the underlying asset.
Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen weeks ended May 3, 2025 and May 4, 2024 (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Operating lease cost	$6,358	$6,166
Variable lease cost	1,084	1,189
Short-term lease cost	112	236
Less: Sublease income (1)	(105)	(105)
Total net lease cost	$7,449	$7,486
(1) Related to the sublease of a former Company location.
The weighted-average remaining lease term as of May 3, 2025 and May 4, 2024 was 4.5 years and 5.1 years, respectively.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Supplemental operating cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$7,126	$7,214
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$1,571	$2,360

(1) $2.7 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of May 3, 2025, and were paid in the second quarter of fiscal 2026.

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Numerator:
Net loss from continuing operations	$(18,260)	$(7,604)
Loss from discontinued operations, net of income tax	(15,200)	(517)
Net loss	$(33,460)	$(8,121)

Denominator:
Weighted-average number of common shares (basic)	27,773	30,660
Dilutive effect of stock-based awards	—	—
Weighted-average number of common shares (diluted)	27,773	30,660

Basic net loss per share:
Continuing operations	$(0.66)	$(0.25)
Discontinued operations	$(0.54)	$(0.01)
Basic net loss per share	$(1.20)	$(0.26)
Diluted net loss per share:
Continuing operations	$(0.66)	$(0.25)
Discontinued operations	$(0.54)	$(0.01)
Diluted net loss per share	$(1.20)	$(0.26)

For the thirteen weeks ended May 3, 2025 and May 4, 2024, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of May 3, 2025 and February 1, 2025, approximated their fair values.
The following table details the fair value measurements of the Company's instruments as of May 3, 2025 and February 1, 2025 (in thousands):

	Level 1		Level 2		Level 3
	May 3, 2025	February 1, 2025	May 3, 2025	February 1, 2025	May 3, 2025	February 1, 2025
Cash equivalents(1)	$—	$15,000	$—	$—	$—	$—
Contingent consideration related to sale of business(2)	—	—	—	—	2,552	—

(1) Cash equivalents primarily represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
(2) Established during the thirteen weeks ended May 3, 2025. Refer to Note 14 herein for additional information.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $1.0 million for store property, plant, and equipment charges for the thirteen weeks ended May 3, 2025. These charges are included in selling, general, and administrative ("SG&A") expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows. There were no long-lived asset impairment charges for the thirteen weeks ended May 4, 2024.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
6.Debt
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. On March 11, 2025, certain subsidiaries of the Company, JP Morgan Chase Bank, N.A., as the administrative agent, and lenders from time to time party thereto, entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement dated September 7, 2018.
The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Any proceeds of the credit facilities will be used to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC, Vera Bradley Sales, LLC, and Creative Genius, LLC (collectively, the “Named Subsidiaries”). The Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $50.0 million. The Fourth Amendment allowed for the sale of Creative Genius and irrevocably released Creative Genius from the loan documents upon completion of the sale.
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
The Credit Agreement also requires the loan parties, as defined in the Credit Agreement, to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 during periods when borrowing availability is less than the greater of (A) $25.0 million, and (B) 12.5% of the lesser of (i) the aggregate revolving commitment, and (ii) the borrowing base. The fixed charge coverage ratio, availability, aggregate revolving commitment, and the borrowing base are further defined in the Credit Agreement.
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
The Credit Agreement matures in May 2028.
As of May 3, 2025 and February 1, 2025, the Company had no borrowings outstanding and availability of $75.0 million under the Credit Agreement.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended May 3, 2025, was (2.3)%, compared to 25.1% for the thirteen weeks ended May 4, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets for the fiscal year ended February 1, 2025.
Refer to Note 14 herein for the information regarding the income tax impact associated with the sale of Pura Vida on March 31, 2025.

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
Awards of Restricted Stock Units
During the thirteen weeks ended May 3, 2025, the Company granted 1,503,502 time-based and performance-based restricted stock units with an aggregate fair value of $3.2 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 741,035 time-based and performance-based restricted stock units with an aggregate fair value of $5.0 million in the same period of the prior year.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended May 3, 2025 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2025	699	$5.99	769	$5.19
Granted	891	2.13	612	2.13
Vested	(248)	6.66	(47)	7.47
Forfeited	(66)	6.14	(59)	6.15
Nonvested units outstanding at May 3, 2025	1,276	$5.86	1,275	$5.65
As of May 3, 2025, there was $5.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years, subject to meeting performance conditions.

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
During the fourth quarter fiscal 2025, the Company's board of directors approved a new share repurchase plan (the “2024 Share Repurchase Program”) which authorized Company management to utilize up to $30.0 million of available cash for repurchases of shares of the Company's common stock. The 2024 Share Repurchase Program went into effect beginning December 14, 2024 and expires in December 2027. The Company does not currently plan to purchase under the 2024 Share Repurchase Program, but anticipates utilizing it in the future depending on the Company's cash position.
As of May 3, 2025, there was $30.0 million remaining available to repurchase shares of the Company's common stock under the 2024 Share Repurchase Program.
As of May 3, 2025, the Company held as treasury shares 15,834,579 shares of its common stock at an average price of $9.90 per share, excluding commissions, for an aggregate carrying amount of $156.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $0.4 million and $0.6 million as of May 3, 2025 and February 1, 2025, respectively. Of this total, $0.2 million and $0.4 million was recorded within prepaid expenses and other current assets and $0.2 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of May 3, 2025 and February 1, 2025, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
12.Cost Savings Initiatives and Other Charges
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
The Company incurred the following charges during the thirteen weeks ended May 3, 2025 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$15	$—	$275	$290
Total (1)	$15	$—	$275	$290

(1) Recorded within selling, general, and administrative ("SG&A") expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of February 1, 2025	$2,525
Fiscal 2026 charges	290
Cash payments	(2,230)
Liability as of May 3, 2025	$585

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the thirteen weeks ended May 4, 2024 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$135	$8	$293	$436
Total (1)	$135	$8	$293	$436

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

(1) Remaining liability is recorded within accrued employment costs

13.Segment Reporting
The Company has two operating segments, which are also its reportable segments: VB Direct and VB Indirect. During the quarter ended May 3, 2025, the Company completed the sale of its wholly owned subsidiary, Creative Genius, also referred to as Pura Vida and was the Company's third reporting segment. Refer to Note 14 for additional information. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing the performance of the segments. The Company's CODM is our Chief Executive Officer.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Net revenues, cost of sales, other segment expenses, and operating (loss) income information for the Company’s reportable segments, as well as a reconciliation to (loss) income from continuing operations before income taxes during the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Segment net revenues:
VB Direct	$43,083	$56,424
VB Indirect	8,569	11,524
Total	$51,652	$67,948
Segment cost of sales:
VB Direct	$23,877	$28,559
VB Indirect	5,008	5,349
Total	$28,885	$33,908
Other segment expenses, net (1)
VB Direct	$24,742	$23,872
VB Indirect	1,581	2,349
Total	$26,323	$26,221
Segment operating (loss) income:
VB Direct	$(5,536)	$3,993
VB Indirect	1,980	3,826
Total	$(3,556)	$7,819
Reconciliation:
Segment operating (loss) income:	$(3,556)	$7,819
Unallocated corporate expenses	$(14,301)	$(18,436)
Interest income	4	470
Loss from continuing operations before income taxes	$(17,853)	$(10,147)
(1) Other segment expenses, net include selling, general and administrative expenses and are net of other income.

14.Discontinued Operations
On March 11, 2025, the Company completed the sale of Creative Genius pursuant to an Interest Purchase Agreement (the “Agreement”) to sell one hundred percent (100%) of Creative Genius, which operates under the name Pura Vida Bracelets. The sale consummated on March 31, 2025. In connection with the transaction, the Company received total consideration of $3.5 million, consisting of a combination of cash consideration, subject to net working capital and net cash adjustments as well as contingent consideration.
At closing, the Company received cash proceeds of $0.9 million. In addition, the Company is entitled to receive contingent consideration with an estimated fair value of $2.5 million, based on the present value of expected future payments. The contingent consideration is calculated as 5% of total sales generated by the divested business, as operated by the buyer, net of customary shipping costs, during the earn-out period specified in the agreement. The earn-out period and related terms are consistent with customary provisions for transactions of this nature. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow analysis based on internal projections of the buyer’s expected future sales. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs.
The Company will assess changes in the fair value of the contingent consideration at each reporting date, with any adjustments recognized in earnings in the period in which such changes are identified.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company recorded a net loss on disposal of $15.2 million. The loss on sale was presented as part of results of the discontinued operations.
The results of operations for the Pura Vida business is reported as discontinued operations in the Consolidated Statements of Operations for all periods presented in this Form 10-Q. This business was historically presented as its own reportable segment.
Results of discontinued operations were as follows for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net revenues	$5,553	$12,655
Cost of sales	2,167	4,786
Gross profit	3,386	7,869
Selling, general, and administrative expenses	3,244	8,686
Other (expense) income, net (1)	(15,342)	4
Operating loss from discontinued operations	(15,200)	(813)
Interest income, net	—	133
Loss from discontinued operations before income taxes	(15,200)	(680)
Income tax benefit	—	(163)
Loss from discontinued operations	(15,200)	(517)
(1) Includes $15.2 million loss on sale of discontinued operations.
The Company provides certain transition services to support the divested business in accordance with the Interest Purchase Agreement.
The assets and liabilities of the Pura Vida operations have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of February 1, 2025. The assets and liabilities were as follows:

	May 3, 2025	February 1, 2025
Assets of discontinued operations
Cash and cash equivalents	$—	$1,738
Accounts receivable, net	—	995
Inventories	—	18,578
Prepaid expenses and other current assets	—	1,050
Total current assets of discontinued operations	$—	$22,361
Operating right-of-use assets	—	3,729
Property, plant, and equipment, net	—	1,628
Other assets	—	17
Total long-term assets of discontinued operations	$—	$5,374
Liabilities of discontinued operations
Accounts payable	$—	$2,584
Accrued employment costs	—	562
Short-term operating lease liabilities	—	925
Other accrued liabilities	—	1,952
Total current liabilities of discontinued operations	$—	$6,023
Long-term operating lease liabilities	—	3,388
Total long-term liabilities of discontinued operations	$—	$3,388

The following table presents cash flows from operating and investing activities for discontinued operations for the thirteen weeks ended May 3, 2025 and May 4, 2024:

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Cash used in operating activities - discontinued operations	$(2,115)	$(2,413)
Cash provided by (used in) investing activities - discontinued operations	2	(137)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended May 3, 2025 and May 4, 2024. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended May 3, 2025, are not necessarily indicative of the results to be expected for the full fiscal year.
Strategic Progress, Macroeconomic Factors, and Other Factors Impacting our Financial Condition and Results of Operations
Strategic Progress. We continued to advance our long-term strategic initiative, Project Restoration, aimed at transforming our business model and brand positioning. As an organization, we remain focused on disciplined expense management and have fostered a culture centered on financial responsibility. We’ve taken further steps to streamline our organizational structure, right-size our leadership team, and align our cost base with the scale of our business efforts that are especially important in today’s challenging macroeconomic environment and critical to achieving our long-term goals.
In parallel, we’ve invested in key capabilities such as customer data science, business analytics, and pricing optimization. These investments enhance our ability to gather insights, analyze trends, and make data-driven decisions to operate more efficiently. While we remain confident in our strategic path, we are continuously refining our approach based on sales performance and customer feedback.
Macroeconomic and Other Factors. We continue to closely monitor the dynamic economic landscape and are actively managing the impact of elevated tariff costs. Ongoing inflationary pressures and related macroeconomic factors have continued to affect consumer discretionary spending. As a result, our Vera Bradley outlet and full-line stores continue to experience softer performance during the first quarter of fiscal 2026. We remain focused on executing our strategic initiatives and adapting to current market conditions to position the business for long-term growth.
Management Transition
On June 11, 2025, the Company announced that Jacqueline Ardrey, the Company’s Chief Executive Officer, will be departing the Company. The Board of Directors has initiated a national search for a successor.
In connection with the leadership transition, effective July 7, 2025, current Board of Director member, Ian Bickley, will assume the role of Executive Chairman, a newly established position. In this interim executive capacity, Mr. Bickley will provide leadership and strategic guidance during the CEO transition period and will also serve as Chairman of the Company’s Board of Directors. The Executive Chairman role is expected to be temporary and limited to the duration of the CEO transition.
Additionally, the Company announced the appointment of Martin Layding as Chief Financial Officer, effective June 12, 2025. Michael Schwindle, the Company’s current CFO, has announced his resignation, effective June 30, 2025.
Recent Transactions
We completed the sale of Pura Vida on March 31, 2025. See Note 14 to the Notes to the Condensed Consolidated Financial Statements herein for additional information. The loss on sale was presented as part of results of the discontinued operations. We have reflected the results of operations of the Pura Vida business as discontinued operations in the Consolidated Statement of Operations. This business was historically presented as its own reporting unit.
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
•VB Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers; and
Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations, as well as severance charges and consulting fees associated with cost savings initiatives disclosed in Note 12 to the Notes to the Condensed Consolidated Financial Statements herein.

Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Statement of Operations Data:
Net revenues	$51,652	$67,948
Cost of sales	28,885	33,908
Gross profit	22,767	34,040
Selling, general, and administrative expenses	40,804	45,095
Other income, net	180	438
Operating loss from continuing operations	(17,857)	(10,617)
Interest income, net	4	470
Loss from continuing operations before income taxes	(17,853)	(10,147)
Income tax expense (benefit)	407	(2,543)
Net loss from continuing operations	$(18,260)	$(7,604)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	55.9%	49.9%
Gross profit	44.1%	50.1%
Selling, general, and administrative expenses	79.0%	66.4%
Other income, net	0.3%	0.6%
Operating loss from continuing operations	(34.6)%	(15.6)%
Interest income, net	—%	0.7%
Loss from continuing operations before income taxes	(34.6)%	(14.9)%
Income tax expense (benefit)	0.8%	(3.7)%
Net loss from continuing operations	(35.4)%	(11.2)%

The following tables present net revenues and operating (loss) income by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net Revenues by Segment:
VB Direct	$43,083	$56,424
VB Indirect	8,569	11,524
Total	$51,652	$67,948
Percentage of Net Revenues by Segment:
VB Direct	83.4%	83.0%
VB Indirect	16.6%	17.0%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Operating (Loss) Income by Segment:
VB Direct	$(5,536)	$3,993
VB Indirect	1,980	3,826
Less: Corporate unallocated	(14,301)	(18,436)
Total	$(17,857)	$(10,617)
Operating (Loss) Income as a Percentage of Net Revenues by Segment:
VB Direct	(12.8)%	7.1%
VB Indirect	23.1%	33.2%
Vera Bradley Store Data (1):
Total stores opened during period	2	—
Total stores closed during period	(2)	(1)
Total stores open at end of period	126	123
Total gross square footage at end of period	386,091	374,319
Average net revenues per gross square foot (2)	$58	$84
Comparable sales (including e-commerce) decrease (3)	(25.0)%	(9.6)%

(1)Includes Vera Bradley full-line and outlet stores.
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
Thirteen Weeks Ended May 3, 2025, Compared to Thirteen Weeks Ended May 4, 2024
Net Revenues
For the thirteen weeks ended May 3, 2025, net revenues decreased $16.2 million, or 24.0%, to $51.7 million, from $67.9 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended May 3, 2025, net revenues in the VB Direct segment decreased $13.3 million, or 23.6%, to $43.1 million, from $56.4 million in the comparable prior-year period. Vera Bradley comparable sales decreased 25.0%, which includes a 34.3% decrease in comparable store sales as well as a decrease in e-commerce sales of 11.7%. In addition, non-comparable revenue decreased $0.3 million. The decrease in comparable sales and comparable store sales was primarily due to reduced traffic, conversion, and units sold in the full-line, outlet, and e-commerce channels.
VB Indirect. For the thirteen weeks ended May 3, 2025, net revenues in the VB Indirect segment decreased $3.0 million, or 25.6%, to $8.6 million, from $11.5 million in the comparable prior-year period. The decrease was primarily due to a decrease in key account orders, specialty account orders, and liquidation sales.
Gross Profit
For the thirteen weeks ended May 3, 2025, gross profit decreased $11.2 million, or 33.1%, to $22.8 million, from $34.0 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 44.1% for the thirteen weeks ended May 3, 2025, from 50.1% in the comparable prior-year period. Current year gross margin was negatively impacted by channel mix shifts from higher to lower margin channels and increased incremental shipping costs from a higher mix of digital channels.
Selling, General, and Administrative Expenses
For the thirteen weeks ended May 3, 2025, SG&A expenses decreased $4.3 million, or 9.5%, to $40.8 million, from $45.1 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 79.0% for the thirteen weeks ended May 3, 2025, from 66.4% in the comparable prior-year period. For the thirteen weeks ended May 3, 2025, consolidated SG&A expenses decreased primarily due to a $4.0 million reduction in employee-related costs, including reduced headcount and lower variable compensation; a $1.5 million reduction in advertising costs resulting from sales decreases as described above; and $0.1 million reduction in net other expenses. These decreases were partially offset by $1.0 million of property, plant, and equipment impairment charges in the current year period.
Other Income, Net
For the thirteen weeks ended May 3, 2025, net other income decreased $0.2 million to $0.2 million, from $0.4 million in the comparable prior-year period. The decrease in net other income was primarily due to a legal settlement that occurred in the prior year period.
Operating Loss from Continuing Operations
For the thirteen weeks ended May 3, 2025, operating loss from continuing operations increased $7.3 million, or 68.2%, to $(17.9) million, from $(10.6) million in the comparable prior-year period. As a percentage of net revenues, operating loss from continuing operations was (34.6)% and (15.6)% for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. Operating loss from continuing operations increased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended May 3, 2025, there was an operating loss in the VB Direct segment of $(5.5) million, a $9.5 million increase, or 238.6%, from operating income of $4.0 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating (loss) income in the VB Direct segment was (12.8)% and 7.1% for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. The increase in operating (loss) income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, SG&A expense deleverage associated with decreased sales, as well as property, plant, and equipment impairment charges of $1.0 million.
VB Indirect. For the thirteen weeks ended May 3, 2025, operating income in the VB Indirect segment decreased $1.8 million, or 48.2%, to $2.0 million from $3.8 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 23.1% and 33.2% for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to a decrease in gross margin as a percentage of net revenues as well as SG&A expense deleverage associated with decreased sales.
Corporate Unallocated. For the thirteen weeks ended May 3, 2025, unallocated expenses decreased $4.1 million, or 22.4%, to $14.3 million from $18.4 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a $2.0 million reduction in employee-related costs, including reduced headcount and lower variable compensation; $1.8 million reduction in advertising spend; $0.3 million reduction in net other expenses.
Interest Income, Net
For the thirteen weeks ended May 3, 2025, interest income decreased $0.5 million, to $4.0 thousand from $0.5 million in the comparable prior-year period.

Income Tax Expense (Benefit)
The effective tax rate for the thirteen weeks ended May 3, 2025, was (2.3)%, compared to 25.1% for the thirteen weeks ended May 4, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net Loss from Continuing Operations
For the thirteen weeks ended May 3, 2025, there was a net loss from continuing operations of $(18.3) million, a $10.7 million increase, from $(7.6) million in the comparable prior-year period due to the factors described in the captions above.
Net Loss from Discontinued Operations
For the thirteen weeks ended May 3, 2025, there was a net loss from discontinued operations of $(15.2) million, a $14.7 million increase, from $(0.5) million in the comparable prior-year period. The increase in loss from discontinued operations was primarily due to the loss on sale of business recorded in the current year period.
Net Loss
For the thirteen weeks ended May 3, 2025, there was a net loss of $(33.5) million, a $25.4 million increase, from $(8.1) million in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). There was no debt outstanding as of May 3, 2025. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net cash used in operating activities	$(17,902)	$(14,549)
Net cash used in investing activities	(968)	(863)
Net cash used in financing activities	(171)	(6,704)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the thirteen weeks ended May 3, 2025 was $17.9 million compared to $14.5 million for the thirteen weeks ended May 4, 2024. The increase in cash used in operating activities was primarily related to a net loss of $(33.5) million, a $25.4 million increase, from the comparable prior-year period, partially offset by a loss on sale of business of $15.2 million, and a change in assets and liabilities of $6.1 million.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.

Net cash used in investing activities was $1.0 million for the thirteen weeks ended May 3, 2025 compared to $0.9 million for the thirteen weeks ended May 4, 2024. The decrease in cash used in investing activities was a result of a decrease in property, plant, and equipment spending of $1.0 million primarily as a result of Project Restoration initiatives in the prior-year period, partially offset by $0.9 million proceeds from the sale of Pura Vida.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.2 million for the thirteen weeks ended May 3, 2025 compared to $6.7 million for the thirteen weeks ended May 4, 2024. The decrease in cash used in financing activities was primarily due to $6.3 million of common stock repurchases in the prior-year period compared to no common stock repurchases in the current-year period.
Credit Agreement
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. On March 11, 2025, certain subsidiaries of the Company, JP Morgan Chase Bank, N.A., as the administrative agent, and lenders from time to time party thereto, entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Borrowings under the credit facilities are available to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC, Vera Bradley Sales, LLC, and Creative Genius, LLC (collectively, the “Named Subsidiaries”). The Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $50.0 million.

For further information regarding the Credit Agreement, please see Note 6 of the Notes to Condensed Consolidated Financial Statements herein.
Material Cash Requirements
As of May 3, 2025, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of May 3, 2025.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of May 3, 2025, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 3, 2025.
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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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
As of May 3, 2025, there were no purchases made under the 2024 Share Repurchase Program.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the thirteen weeks ended May 3, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2026 Annual Incentive Compensation Plan (Executives)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: June 11, 2025	/s/ Michael Schwindle
Michael Schwindle
Chief Financial Officer