Form 10-Q
period 2025-08-02
Vera Bradley, Inc.
filed 2025-09-11
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 27,936,522 shares of its common stock outstanding as of September 3, 2025.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements include references to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•possible inability to successfully implement our long-term strategic plans, as developed by the Strategy and Transformation Board Committee;
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	August 2, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$15,184	$28,628
Accounts receivable, net	16,983	13,797
Inventories	96,685	91,430
Short-term contingent consideration	1,694	—
Income taxes receivable	444	584
Prepaid expenses and other current assets	9,463	8,072
Current assets of discontinued operations	—	22,361
Total current assets	140,453	164,872
Operating right-of-use assets	66,876	74,841
Property, plant, and equipment, net	49,357	52,555
Long-term contingent consideration	858	—
Other assets	8,632	9,048
Long-term assets of discontinued operations	—	5,374
Total assets	$266,176	$306,690
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,127	$17,198
Accrued employment costs	7,242	6,527
Short-term operating lease liabilities	17,814	19,024
Other accrued liabilities	11,541	9,221
Current liabilities of discontinued operations	—	6,023
Total current liabilities	57,724	57,993
Long-term debt	10,000	—
Long-term operating lease liabilities	57,919	66,307
Other long-term liabilities	47	47
Long-term liabilities of discontinued operations	—	3,388
Total liabilities	125,690	127,735
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,772 and 43,535 shares issued and 27,937 and 27,701 shares outstanding, respectively	—	—
Additional paid-in-capital	115,286	115,515
Retained earnings	182,147	220,279
Accumulated other comprehensive loss	(127)	(19)
Treasury stock	(156,820)	(156,820)
Total shareholders’ equity	140,486	178,955
Total liabilities and shareholders’ equity	$266,176	$306,690

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net revenues	$70,858	$94,003	$122,510	$161,951
Cost of sales	35,361	47,294	64,246	81,202
Gross profit	35,497	46,709	58,264	80,749
Selling, general, and administrative expenses	40,442	44,449	81,246	89,544
Other income, net	353	133	533	571
Operating (loss) income from continuing operations	(4,592)	2,393	(22,449)	(8,224)
Interest (expense) income, net	(134)	219	(130)	689
(Loss) income from continuing operations before income taxes	(4,726)	2,612	(22,579)	(7,535)
Income tax (benefit) expense	(17)	(4,915)	390	(7,458)
Net (loss) income from continuing operations	(4,709)	7,527	(22,969)	(77)
Income (loss) from discontinued operations, net of income tax	37	(1,821)	(15,163)	(2,338)
Net (loss) income	$(4,672)	$5,706	$(38,132)	$(2,415)

Basic weighted-average shares outstanding	27,935	29,290	27,854	29,972
Diluted weighted-average shares outstanding	27,935	29,817	27,854	29,972

Basic net (loss) income per share:
Continuing operations	$(0.17)	$0.26	$(0.82)	$—
Discontinued operations	$—	$(0.07)	$(0.55)	$(0.08)
Basic net (loss) income per share	$(0.17)	$0.19	$(1.37)	$(0.08)
Diluted net (loss) income per share:
Continuing operations	$(0.17)	$0.25	$(0.82)	$—
Discontinued operations	$—	$(0.06)	$(0.55)	$(0.08)
Diluted net (loss) income per share	$(0.17)	$0.19	$(1.37)	$(0.08)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net (loss) income	$(4,672)	$5,706	$(38,132)	$(2,415)
Cumulative translation adjustment	(64)	(8)	(108)	—
Comprehensive (loss) income, net of tax	$(4,736)	$5,698	$(38,240)	$(2,415)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at February 1, 2025	27,700,900	15,834,579	$115,515	$220,279	$(19)	$(156,820)	$178,955
Net loss	—	—	—	(33,460)	—	—	(33,460)
Translation adjustments	—	—	—	—	(44)	—	(44)
Restricted shares vested, net of repurchase for taxes	217,422	—	(171)	—	—	—	(171)
Stock-based compensation	—	—	754	—	—	—	754
Balance at May 3, 2025	27,918,322	15,834,579	$116,098	$186,819	$(63)	$(156,820)	$146,034
Net loss	—	—	—	(4,672)	—	—	(4,672)
Translation adjustments	—	—	—	—	(64)	—	(64)
Restricted shares vested, net of repurchase for taxes	18,382	—	(29)	—	—	—	(29)
Stock-based compensation	—	—	(783)	—	—	—	(783)
Balance at August 2, 2025	27,936,704	15,834,579	$115,286	$182,147	$(127)	$(156,820)	$140,486

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

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities
Net loss	$(38,132)	$(2,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	4,100	3,845
Amortization of operating right-of-use assets	10,220	9,334
Impairment charges	1,048	—
Amortization of intangible assets	—	1,336
Provision for doubtful accounts	97	31
Stock-based compensation	(29)	1,376
Deferred income taxes	—	76
Loss on sale of business	15,163	—
Other non-cash loss, net	17	15
Changes in assets and liabilities:
Accounts receivable	(3,994)	(8,045)
Inventories	(4,913)	(14,769)
Prepaid expenses and other assets	(1,212)	(5,682)
Accounts payable	2,830	22,691
Income taxes	140	(6,442)
Operating lease liabilities, net	(11,772)	(11,202)
Accrued and other liabilities	3,139	(3,300)
Net cash used in operating activities	(23,298)	(13,151)
Cash flows from investing activities
Purchases of property, plant, and equipment	(2,613)	(3,649)
Proceeds from sale of business, net of cash disposed	1,037	—
Net cash used in investing activities	(1,576)	(3,649)
Cash flows from financing activities
Tax withholdings for equity compensation	(200)	(463)
Repurchase of common stock	—	(15,893)
Borrowings under asset-based revolving credit agreement	15,000	—
Repayment of borrowings under asset-based revolving credit agreement	(5,000)	—
Net cash provided by (used in) financing activities	9,800	(16,356)
Effect of exchange rate changes on cash and cash equivalents	(108)	—
Net decrease in cash and cash equivalents	(15,182)	(33,156)
Cash and cash equivalents, beginning of period	30,366	77,303
Cash and cash equivalents, end of period	$15,184	$44,147

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Supplemental disclosure of cash flow information
Cash paid for interest	$121	$—
Cash paid for income taxes, net	$252	$1,165
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment incurred but not yet paid	$92	$2,089
Contingent consideration related to sale of business	$2,552	$—
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
The Company has two reportable segments: Vera Bradley Direct (“VB Direct”) and Vera Bradley Indirect (“VB Indirect”). During the thirteen weeks ended May 3, 2025, the Company completed the sale of Pura Vida, which was previously considered a reportable segment.
•The VB Direct segment consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of August 2, 2025, the Company operated 32 full-line stores and 86 outlet stores.
•The VB Indirect segment consists of revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,100 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended August 2, 2025, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, seasonal fluctuations in the business and the uncertainty of macroeconomic factors on future periods, including inflation and other related matters.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
During the thirteen weeks ended May 3, 2025, the Company completed the sale of its wholly owned subsidiary, Creative Genius, also referred to as Pura Vida. As a result, the operations of Pura Vida have been classified as discontinued operations in the consolidated financial statements in accordance with ASC 205-20. Prior period amounts have been retrospectively adjusted to conform to the current period presentation.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 2, 2025 and August 3, 2024 refer to the thirteen week periods ended on those dates.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended August 2, 2025 and August 3, 2024 (in thousands):

	Thirteen Weeks Ended
	August 2, 2025
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$29,615		$6,983		$36,598
Travel	14,909		1,865		16,774
Accessories	8,702		670		9,372
Home	3,770		158		3,928
Apparel/Footwear	1,630		99		1,729
Other	1,888	(1)	569	(2)	2,457
Total net revenues	$60,514	(3)	$10,344	(4)	$70,858

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $9.8 million of net revenues related to product sales recognized at a point in time and $0.5 million of net revenues related to sales-based royalties recognized over time.

	Thirteen Weeks Ended
	August 3, 2024
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$32,672		$12,837		$45,509
Travel	17,569		4,370		21,939
Accessories	11,824		2,572		14,396
Home	6,037		852		6,889
Apparel/Footwear	2,209		510		2,719
Other	1,930	(1)	621	(2)	2,551
Total net revenues	$72,241	(3)	$21,762	(4)	$94,003

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $21.3 million of net revenues related to product sales recognized at a point in time and $0.5 million of net revenues related to sales-based royalties recognized over time.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following presents the Company's net revenues disaggregated by product category for the twenty-six weeks ended August 2, 2025 and August 3, 2024 (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2025
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$46,799		$11,463		$58,262
Travel	27,081		4,180		31,261
Accessories	15,925		1,435		17,360
Home	7,307		390		7,697
Apparel/Footwear	3,192		174		3,366
Other	3,293	(1)	1,271	(2)	4,564
Total net revenues	$103,597	(3)	$18,913	(4)	$122,510

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $17.7 million of net revenues related to product sales recognized at a point in time and $1.2 million of net revenues related to sales-based royalties recognized over time.

	Twenty-Six Weeks Ended
	August 3, 2024
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$55,964		$19,618		$75,582
Travel	31,665		6,342		38,007
Accessories	21,789		4,105		25,894
Home	11,253		1,285		12,538
Apparel/Footwear	4,772		726		5,498
Other	3,222	(1)	1,210	(2)	4,432
Total net revenues	$128,665	(3)	$33,286	(4)	$161,951

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $32.3 million of net revenues related to product sales recognized at a point in time and $1.0 million of net revenues related to sales-based royalties recognized over time.

Contract Balances
Contract liabilities as of August 2, 2025 and February 1, 2025, were $1.6 million and $1.7 million, respectively. The balance as of August 2, 2025 and February 1, 2025 consisted of unredeemed gift cards. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of August 2, 2025 and February 1, 2025.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The balance for accounts receivable from contracts with customers, net of allowances, as of August 2, 2025 and February 1, 2025, was $16.5 million and $13.3 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.8 million as of August 2, 2025 and February 1, 2025, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct and VB Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of August 2, 2025.

3.Leases

Discount Rate
The weighted-average discount rate as of August 2, 2025, and August 3, 2024 was 5.1% and 4.9%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of August 2, 2025, there were no executed leases in which the Company did not have control of the underlying asset.
Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the twenty-six weeks ended August 2, 2025 and August 3, 2024 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating lease cost	$6,218	$6,093	$12,576	$12,259
Variable lease cost	1,012	1,044	2,096	2,233
Short-term lease cost	83	152	195	388
Less: Sublease income (1)	(103)	(105)	(208)	(210)
Total net lease cost	$7,210	$7,184	$14,659	$14,670
(1) Related to the sublease of a former Company location.
The weighted-average remaining lease term as of August 2, 2025 and August 3, 2024 was 4.4 years and 4.9 years, respectively.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Supplemental operating cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$14,202	$14,292
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$2,106	$5,911

(1) $2.3 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of August 2, 2025 and August 3, 2024, and were subsequently paid in the month following the end of each respective period.

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator:
Net (loss) income from continuing operations	$(4,709)	$7,527	$(22,969)	$(77)
Income (loss) from discontinued operations, net of income tax	37	(1,821)	(15,163)	(2,338)
Net (loss) income	$(4,672)	$5,706	$(38,132)	$(2,415)

Denominator:
Weighted-average number of common shares (basic)	27,935	29,290	27,854	29,972
Dilutive effect of stock-based awards	—	527	—	—
Weighted-average number of common shares (diluted)	27,935	29,817	27,854	29,972

Basic net (loss) income per share:
Continuing operations	$(0.17)	$0.26	$(0.82)	$—
Discontinued operations	$—	$(0.07)	$(0.55)	$(0.08)
Basic net (loss) income per share	$(0.17)	$0.19	$(1.37)	$(0.08)
Diluted net (loss) income per share:
Continuing operations	$(0.17)	$0.25	$(0.82)	$—
Discontinued operations	$—	$(0.06)	$(0.55)	$(0.08)
Diluted net (loss) income per share	$(0.17)	$0.19	$(1.37)	$(0.08)

For the thirteen and twenty-six weeks ended August 2, 2025, and the twenty-six weeks ended August 3, 2024, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

For the thirteen weeks ended August 3, 2024, there were an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of August 2, 2025 and February 1, 2025, approximated their fair values.
The following table details the fair value measurements of the Company's instruments as of August 2, 2025 and February 1, 2025 (in thousands):

	Level 1		Level 2		Level 3
	August 2, 2025	February 1, 2025	August 2, 2025	February 1, 2025	August 2, 2025	February 1, 2025
Cash equivalents(1)	$—	$15,000	$—	$—	$—	$—
Contingent consideration related to sale of business(2)	—	—	—	—	2,552	—

(1) Cash equivalents primarily represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
(2) Established during the thirteen weeks ended May 3, 2025. Refer to Note 14 herein for additional information.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. No impairment charges were recorded for the thirteen weeks ended August 2, 2025. For the twenty-six weeks ended August 2, 2025, the Company recorded $1.0 million for store property, plant, and equipment charges . These charges are included in selling, general, and administrative ("SG&A") expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows. There were no long-lived asset impairment charges for the thirteen and twenty-six weeks ended August 3, 2024.
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
The Credit Agreement matures in May 2028.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of August 2, 2025, the Company had $10.0 million borrowings outstanding and availability of $65.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2025 under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended August 2, 2025, was 0.4%, compared to (188.2)% for the thirteen weeks ended August 3, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets for the fiscal year ended February 1, 2025.
The effective tax rate for the twenty-six weeks ended August 2, 2025, was (1.7)%, compared to 99.0% for the twenty-six weeks ended August 3, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets for the fiscal year ended February 1, 2025.
Refer to Note 14 herein for the information regarding the income tax impact associated with the sale of Pura Vida on March 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on our consolidated financial statements for the quarter ended August 2, 2025.

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
Awards of Restricted Stock Units
During the thirteen weeks ended August 2, 2025, the Company granted 1,253,694 time-based and performance based restricted stock units with an aggregate fair value of $2.7 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 14,612 time-based and performance-based restricted stock units with an aggregate fair value of $0.1 million in the same period of the prior year.
During the twenty-six weeks ended August 2, 2025, the Company granted 2,757,196 time-based and performance-based restricted stock units with an aggregate fair value of $5.9 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 755,647 time-based and performance-based restricted stock units with an aggregate fair value of $5.1 million in the same period of the prior year.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended August 2, 2025 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2025	699	$5.99	769	$5.19
Granted	2,011	2.17	746	2.08
Vested	(281)	6.53	(47)	7.47
Forfeited	(254)	4.11	(304)	4.29
Nonvested units outstanding at August 2, 2025	2,175	$6.68	1,164	$5.10
As of August 2, 2025, there was $4.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years, subject to meeting performance conditions.

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
In June of 2025, the Company received a notice from the buyer of Creative Genius requesting a purchase price adjustment of approximately $4.6 million related to the sale of Creative Genius. The demand was based on certain working capital adjustments. The Company has disputed this purchase price adjustment request. On August 27, 2025, the Company filed an action in the Chancery Court of Delaware seeking a judgment declaring that the buyer’s claim for a purchase price adjustment is improper and barred by the purchase Agreement. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company believes the purchase price adjustment is improper, and is seeking to have it declared as such by a Delaware Court. The Company believes that it has a number of meritorious legal approaches in defending itself against these claims. The Company is also subject to other legal proceedings from time to time in the ordinary course of business but does not believe any of these such claims would have a material adverse impact on the Company at this time.

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
As of August 2, 2025, there was $30.0 million remaining available to repurchase shares of the Company's common stock under the 2024 Share Repurchase Program.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of August 2, 2025, the Company held as treasury shares 15,834,579 shares of its common stock at an average price of $9.90 per share, excluding commissions, for an aggregate carrying amount of $156.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Condensed Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $0.4 million and $0.6 million as of August 2, 2025 and February 1, 2025, respectively. Of this total, $0.2 million and $0.4 million was recorded within prepaid expenses and other current assets and $0.2 million was recorded within other assets on the Company's Condensed Consolidated Balance Sheets as of August 2, 2025 and February 1, 2025, respectively. The CCA implementation costs are recorded within operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

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
The Company incurred the following charges during the thirteen weeks ended August 2, 2025 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$—	$3,018	$3,018
Total (1)	$—	$—	$3,018	$3,018

(1) Recorded within selling, general, and administrative ("SG&A") expenses

The Company incurred the following charges during the twenty-six weeks ended August 2, 2025 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$15	$—	$3,293	$3,308
Total (1)	$15	$—	$3,293	$3,308

(1) Recorded within SG&A expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of February 1, 2025	$2,525
Fiscal 2026 charges	3,308
Cash payments	(3,803)
Liability as of August 2, 2025	$2,030

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the thirteen weeks ended August 3, 2024 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$209	$144	$353
Total (1)	$—	$209	$144	$353

(1) Recorded within cost of goods sold and SG&A expenses

The Company incurred the following charges during the twenty-six weeks ended August 3, 2024 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$135	$217	$437	$789
Total (1)	$135	$217	$437	$789

(1) Recorded within cost of goods sold and SG&A expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of February 3, 2024	$541
Fiscal 2025 charges	789
Cash payments	(1,272)
Liability as of August 3, 2024	$58

(1) Remaining liability is recorded within accrued employment costs

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
13.Segment Reporting
The Company has two operating segments, which are also its reportable segments: VB Direct and VB Indirect. During the thirteen weeks ended May 3, 2025, the Company completed the sale of its wholly owned subsidiary, Creative Genius, also referred to as Pura Vida and was the Company's third reporting segment. Refer to Note 14 for additional information. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing the performance of the segments. The Company's CODM is our Executive Chairman, who is serving as the interim Chief Executive Officer.
The VB Direct segment includes Vera Bradley full-line and outlet stores; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale. Revenues generated from this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The VB Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,100 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
Corporate costs represent the Company’s administrative expenses, which include, but are not limited to: human resources, legal, finance, information technology, design, product development, merchandising, corporate-level marketing and advertising, and various other corporate-level-activity-related expenses not directly attributable to a reportable segment. Income earned under the Transition Services Agreement ("TSA") resulting from the sale of Creative Genius is netted against these unallocated corporate expenses. All intercompany-related activities are eliminated in consolidation and are excluded from the segment reporting.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Net revenues, cost of sales, other segment expenses, and operating income information for the Company’s reportable segments, as well as a reconciliation to (loss) income from continuing operations before income taxes during the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Segment net revenues:
VB Direct	$60,514	$72,241	$103,597	$128,665
VB Indirect	10,344	21,762	18,913	33,286
Total	$70,858	$94,003	$122,510	$161,951
Segment cost of sales:
VB Direct	$29,352	$33,495	$53,229	$62,054
VB Indirect	6,009	13,799	11,017	19,148
Total	$35,361	$47,294	$64,246	$81,202
Other segment expenses, net (1)
VB Direct	$21,827	$25,313	$46,569	$49,185
VB Indirect	2,145	3,220	3,726	5,569
Total	$23,972	$28,533	$50,295	$54,754
Segment operating income:
VB Direct	$9,335	$13,433	$3,799	$17,426
VB Indirect	2,190	4,743	4,170	8,569
Total	$11,525	$18,176	$7,969	$25,995
Reconciliation:
Segment operating income:	$11,525	$18,176	$7,969	$25,995
Unallocated corporate expenses	$(16,117)	$(15,783)	$(30,418)	$(34,219)
Interest (expense) income	(134)	219	(130)	689
(Loss) income from continuing operations before income taxes	$(4,726)	$2,612	$(22,579)	$(7,535)
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
At closing, the Company received cash proceeds of $0.9 million. Cash proceeds totaled $0.1 million and $1.0 million for the thirteen and twenty-six weeks ended August 2, 2025. In addition, the Company is entitled to receive contingent consideration with an estimated fair value of $2.5 million, based on the present value of expected future payments. The contingent consideration is calculated as 5% of total sales generated by the divested business, as operated by the buyer, net of customary shipping costs, during the earn-out period specified in the agreement. The earn-out period and related terms are consistent with customary provisions for transactions of this nature. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow analysis based on internal projections of the buyer’s expected future sales. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company will assess changes in the fair value of the contingent consideration at each reporting date, with any adjustments recognized in earnings in the period in which such changes are identified.

The Company recorded a net loss on disposal of $15.2 million for the twenty-six weeks ended August 2, 2025. The loss on sale is presented as part of results of the discontinued operations.
The results of operations for the Pura Vida business is reported as discontinued operations in the Consolidated Statements of Operations for all periods presented in this Form 10-Q. This business was historically presented as its own reportable segment.
Results of discontinued operations were as follows for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net revenues	$—	$16,819	$5,553	$29,474
Cost of sales	—	7,167	2,167	11,952
Gross profit	—	9,652	3,386	17,522
Selling, general, and administrative expenses	—	9,178	3,244	17,864
Other income (expense), net (1)	37	5	(15,305)	9
Operating income (loss) from discontinued operations	37	479	(15,163)	(333)
Interest income, net	—	124	—	257
Income (loss) from discontinued operations before income taxes	37	603	(15,163)	(76)
Income tax benefit	—	2,424	—	2,262
Income (loss) from discontinued operations	37	(1,821)	(15,163)	(2,338)
(1) Includes $15.2 million loss on sale of discontinued operations recorded during the twenty-six weeks ended August 2, 2025.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The assets and liabilities of the Pura Vida operations have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of February 1, 2025. The assets and liabilities were as follows:

	August 2, 2025	February 1, 2025
Assets of discontinued operations
Cash and cash equivalents	$—	$1,738
Accounts receivable, net	—	995
Inventories	—	18,578
Prepaid expenses and other current assets	—	1,050
Total current assets of discontinued operations	$—	$22,361
Operating right-of-use assets	—	3,729
Property, plant, and equipment, net	—	1,628
Other assets	—	17
Total long-term assets of discontinued operations	$—	$5,374
Liabilities of discontinued operations
Accounts payable	$—	$2,584
Accrued employment costs	—	562
Short-term operating lease liabilities	—	925
Other accrued liabilities	—	1,952
Total current liabilities of discontinued operations	$—	$6,023
Long-term operating lease liabilities	—	3,388
Total long-term liabilities of discontinued operations	$—	$3,388

The following table presents cash flows from operating and investing activities for discontinued operations for the twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Cash (used in) provided by operating activities - discontinued operations	$(2,115)	$1,843
Cash provided by (used in) investing activities - discontinued operations	2	(338)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended August 2, 2025, are not necessarily indicative of the results to be expected for the full fiscal year.
Strategic Progress, Macroeconomic Factors, and Other Factors Impacting our Financial Condition and Results of Operations
Strategic Progress. We are executing a comprehensive strategy to strengthen our market position by tapping into our brand’s strong emotional connection with consumers. We are simplifying decision-making, removing organizational complexity, and focusing resources on high-impact initiatives. This operational focus, paired with prudent cost management, will allow us to invest in the brand, innovation, and customer experiences, all while driving shareholder value. These improvements are about agility—building a responsive organization to fully leverage our unique brand position.
The newly formed Strategy and Transformation Committee has identified five key initiatives:
Sharpening Brand Focus: We are refining our brand strategy to ensure consistent, resonant messaging across all consumer touchpoints. Led by new merchandising leadership, we are revisiting product assortment and style, reintroducing innovation to our core DNA, and emphasizing our heritage in occasion-based bags.
Omnichannel Strategy: We are aligning all consumer touchpoints with a cohesive omnichannel experience. This includes a comprehensive go-to-market approach to improve brand engagement and the customer journey across platforms.
Outlet 2.0: We are redefining our outlet strategy by enhancing the customer experience with curated assortments, optimized visuals, and labor efficiency. This transformation will elevate brand engagement and drive profitability, positioning outlets as key drivers of our brand evolution.
Optimizing the Operating Model: We are scrutinizing every aspect of our operating processes including product development, store labor, promotional strategies, and more to improve efficiency. This holistic review will sharpen focus on high-impact initiatives and retail KPIs across all channels.
Reimagining How We Work: We are restructuring our organization to foster collaboration, creativity, and efficiency. As we align our talent and leadership with key growth areas, we are redesigning our structure to drive transformation and streamline costs.
Macroeconomic and Other Factors. We continue to closely monitor the dynamic economic landscape and are actively managing the impact of elevated tariff costs. Ongoing inflationary pressures and related macroeconomic factors have continued to affect consumer discretionary spending. As a result, our Vera Bradley outlet and full-line stores continue to experience softer performance through the first six months of fiscal 2026. We remain focused on executing our strategic initiatives and adapting to current market conditions to position the business for long-term growth.
Management Transition
On June 11, 2025, the Company announced the departure of its former Chief Executive Officer, Jacqueline Ardrey, and that the Board of Directors had initiated a national search for a successor. Effective July 7, 2025, Board member, Ian Bickley, assumed the newly created role of Executive Chairman. In this interim executive capacity, Mr. Bickley will provide leadership and strategic guidance during the CEO transition period and will also serve as Chairman of the Company’s Board of Directors. The Executive Chairman role is expected to be temporary and limited to the duration of the CEO transition.
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
Gross profit can be impacted by changes in volume; fluctuations in sales price; inbound freight and other logistical costs; outbound freight; operational efficiencies, such as leveraging of fixed costs; promotional activities, including free shipping; commodity prices, such as for cotton; tariffs; and labor costs.
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
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Statement of Operations Data:
Net revenues	$70,858	$94,003	$122,510	$161,951
Cost of sales	35,361	47,294	64,246	81,202
Gross profit	35,497	46,709	58,264	80,749
Selling, general, and administrative expenses	40,442	44,449	81,246	89,544
Other income, net	353	133	533	571
Operating (loss) income from continuing operations	(4,592)	2,393	(22,449)	(8,224)
Interest (expense) income, net	(134)	219	(130)	689
(Loss) income from continuing operations before income taxes	(4,726)	2,612	(22,579)	(7,535)
Income tax (benefit) expense	(17)	(4,915)	390	(7,458)
Net (loss) income from continuing operations	$(4,709)	$7,527	$(22,969)	$(77)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.9%	50.3%	52.4%	50.1%
Gross profit	50.1%	49.7%	47.6%	49.9%
Selling, general, and administrative expenses	57.1%	47.3%	66.3%	55.3%
Other income, net	0.5%	0.1%	0.4%	0.4%
Operating (loss) income from continuing operations	(6.5)%	2.5%	(18.3)%	(5.0)%
Interest (expense) income, net	(0.2)%	0.2%	(0.1)%	0.4%
(Loss) income from continuing operations before income taxes	(6.7)%	2.7%	(18.4)%	(4.6)%
Income tax (benefit) expense	—%	(5.2)%	0.3%	(4.6)%
Net (loss) income from continuing operations	(6.7)%	7.9%	(18.7)%	—%

The following tables present net revenues and operating income (loss) by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net Revenues by Segment:
VB Direct	$60,514	$72,241	$103,597	$128,665
VB Indirect	10,344	21,762	18,913	33,286
Total	$70,858	$94,003	$122,510	$161,951
Percentage of Net Revenues by Segment:
VB Direct	85.4%	76.8%	84.6%	79.4%
VB Indirect	14.6%	23.2%	15.4%	20.6%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating Income (Loss) by Segment:
VB Direct	$9,335	$13,433	$3,799	$17,426
VB Indirect	2,190	4,743	4,170	8,569
Less: Corporate unallocated	(16,117)	(15,783)	(30,418)	(34,219)
Total	$(4,592)	$2,393	$(22,449)	$(8,224)
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	15.4%	18.6%	3.7%	13.5%
VB Indirect	21.2%	21.8%	22.0%	25.7%
Vera Bradley Store Data (1):
Total stores opened during period	—	—	2	—
Total stores closed during period	(8)	(2)	(10)	(3)
Total stores open at end of period	118	121	118	121
Total gross square footage at end of period	365,512	370,349	365,512	370,349
Average net revenues per gross square foot (2)	$98	$129	$158	$215
Comparable sales (including e-commerce) decrease (3)	(17.3)%	(11.2)%	(20.5)%	(10.5)%

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
Thirteen Weeks Ended August 2, 2025, Compared to Thirteen Weeks Ended August 3, 2024
Net Revenues
For the thirteen weeks ended August 2, 2025, net revenues decreased $23.1 million, or 24.6%, to $70.9 million, from $94.0 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended August 2, 2025, net revenues in the VB Direct segment decreased $11.7 million, or 16.2%, to $60.5 million, from $72.2 million in the comparable prior-year period. Vera Bradley comparable sales decreased

17.3%, which includes a 27.4% decrease in comparable store sales, partially offset by an increase in e-commerce sales of 1.3%. In addition, non-comparable revenue increased $0.3 million. The decrease in comparable sales and comparable store sales was primarily due to reduced conversion in the full-line, outlet, and e-commerce channels.
VB Indirect. For the thirteen weeks ended August 2, 2025, net revenues in the VB Indirect segment decreased $11.5 million, or 52.5%, to $10.3 million, from $21.8 million in the comparable prior-year period. The decrease was primarily due to a decrease in key account orders and liquidation sales.
Gross Profit
For the thirteen weeks ended August 2, 2025, gross profit decreased $11.2 million, or 24.0%, to $35.5 million, from $46.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 50.1% for the thirteen weeks ended August 2, 2025 from 49.7% in the comparable prior-year period. Current year gross margin was positively impacted by a decrease in liquidation sales, partially offset by channel shifts that resulted in increased incremental shipping costs.
Selling, General, and Administrative Expenses
For the thirteen weeks ended August 2, 2025, SG&A expenses decreased $4.0 million, or 9.0%, to $40.4 million, from $44.4 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 57.1% for the thirteen weeks ended August 2, 2025, from 47.3% in the comparable prior-year period. For the thirteen weeks ended August 2, 2025, consolidated SG&A expenses decreased primarily due to a $2.5 million reduction in advertising costs and selling expenses resulting from sales decreases as described above; a $1.0 million decrease in employee-related costs attributable to reduced headcount; and $0.5 million reduction in net other expenses.
Other Income, Net
For the thirteen weeks ended August 2, 2025, net other income increased $0.3 million to $0.4 million, from $0.1 million in the comparable prior-year period. The increase in net other income was primarily due to income from the Transition Services Agreement ("TSA") resulting from the sale of Creative Genius.
Operating (Loss) Income from Continuing Operations
For the thirteen weeks ended August 2, 2025, there was an operating loss from continuing operations of $(4.6) million, a $7.0 million increase, or 291.9%, from operating income from continuing operations of $2.4 million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income from continuing operations was (6.5)% and 2.5% for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. Operating (loss) income from continuing operations increased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended August 2, 2025, operating income in the VB Direct segment decreased $4.1 million, 30.5%, to $9.3 million, from $13.4 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 15.4% and 18.6% for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues and SG&A expense deleverage associated with decreased sales.
VB Indirect. For the thirteen weeks ended August 2, 2025, operating income in the VB Indirect segment decreased $2.5 million, or 53.8%, to $2.2 million from $4.7 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 21.2% and 21.8% for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to SG&A expense deleverage associated with decreased sales.
Corporate Unallocated. For the thirteen weeks ended August 2, 2025, unallocated expenses increased $0.3 million, or 2.1%, to $16.1 million from $15.8 million in the comparable prior-year period. The increase in unallocated expenses was primarily due to $2.0 million for severance charges for former CEO; partially offset by a $0.6 million reduction in advertising spend; $0.5 million reduction in employee-related costs, including reduced headcount and lower variable compensation; $0.4 million reduction in net other expenses; and an increase in other income of $0.2 million from the TSA resulting from the sale of Creative Genius.
Interest (Expense) Income, Net
For the thirteen weeks ended August 2, 2025, interest expense was $(0.1) million, a $0.3 million increase, from interest income of $0.2 million, in the comparable prior-year period.

Income Tax Benefit
The effective tax rate for the thirteen weeks ended August 2, 2025, was 0.4%, compared to (188.2)% for the thirteen weeks ended August 3, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net (Loss) Income from Continuing Operations
For the thirteen weeks ended August 2, 2025, there was a net loss from continuing operations of $(4.7) million, a $12.2 million increase, from net income from continuing operations of $7.5 million in the comparable prior-year period due to the factors described in the captions above.
Net Income (Loss) from Discontinued Operations
For the thirteen weeks ended August 2, 2025, net income from discontinued operations totaled $37.0 thousand, a $1.9 million increase, from a net loss from discontinued operations of $(1.8) million in the comparable prior-year period. The increase in income from discontinued operations was primarily due to the completion of the sale of Creative Genius completed during the first quarter of fiscal 2026.
Net (Loss) Income
For the thirteen weeks ended August 2, 2025, there was a net loss of $(4.7) million, a $10.4 million increase, from net income of $5.7 million in the comparable prior-year period due to the factors described in the captions above.

Twenty-Six Weeks Ended August 2, 2025, Compared to Twenty-Six Weeks Ended August 3, 2024
Net Revenues
For the twenty-six weeks ended August 2, 2025, net revenues decreased $39.5 million, or 24.4%, to $122.5 million, from $162.0 million in the comparable prior-year period.
VB Direct. For the twenty-six weeks ended August 2, 2025, net revenues in the VB Direct segment decreased $25.1 million, or 19.5%, to $103.6 million, from $128.7 million in the comparable prior-year period. Vera Bradley comparable sales decreased 20.5%, which includes a 30.2% decrease in comparable store sales as well as a decrease in e-commerce sales of 4.8%. In addition, non-comparable revenue increased $0.3 million. The decrease in comparable sales and comparable store sales was primarily due to reduced traffic, conversion, and units sold in the full-line, outlet, and e-commerce channels.
VB Indirect. For the twenty-six weeks ended August 2, 2025, net revenues in the VB Indirect segment decreased $14.4 million, or 43.2%, to $18.9 million, from $33.3 million in the comparable prior-year period. The decrease was primarily due to a decrease in key account orders and liquidation sales.
Gross Profit
For the twenty-six weeks ended August 2, 2025, gross profit decreased $22.4 million, or 27.8%, to $58.3 million, from $80.7 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 47.6% for the twenty-six weeks ended August 2, 2025, from 49.9% in the comparable prior-year period. Current year gross margin was negatively impacted by channel shifts that resulted in increased incremental shipping costs.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended August 2, 2025, SG&A expenses decreased $8.3 million, or 9.3%, to $81.2 million, from $89.5 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 66.3% for the twenty-six weeks ended August 2, 2025, from 55.3% in the comparable prior-year period. For the twenty-six weeks ended August 2, 2025, consolidated SG&A expenses decreased primarily due to a $4.7 million reduction in employee-related costs, including reduced headcount and lower variable compensation; a $4.2 million reduction in advertising costs and selling expenses resulting from sales decreases as described above; and $0.4 million reduction in net other expenses. These decreases were partially offset by $1.0 million of property, plant, and equipment impairment charges in the current year period.
Other Income, Net
For the twenty-six weeks ended August 2, 2025, net other income decreased $0.1 million to $0.5 million, from $0.6 million in the comparable prior-year period. The decrease in net other income was primarily due to a legal settlement that occurred in the prior year period, partially offset by income from the TSA resulting from the sale of Creative Genius.

Operating Loss from Continuing Operations
For the twenty-six weeks ended August 2, 2025, operating loss from continuing operations increased $14.2 million, or 173.0%, to $(22.4) million, from $(8.2) million in the comparable prior-year period. As a percentage of net revenues, operating loss from continuing operations was (18.4)% and (5.0)% for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. Operating loss from continuing operations increased due to the factors described in the captions above.
VB Direct. For the twenty-six weeks ended August 2, 2025, operating income in the VB Direct segment decreased $13.6 million, or 78.2%, to $3.8 million, from $17.4 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 3.7% and 13.5% for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, SG&A expense deleverage associated with decreased sales, as well as property, plant, and equipment impairment charges of $1.0 million in the current year period.
VB Indirect. For the twenty-six weeks ended August 2, 2025, operating income in the VB Indirect segment decreased $4.4 million, or 51.3%, to $4.2 million from $8.6 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 22.0% and 25.7% for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to a decrease in gross margin as a percentage of net revenues as well as SG&A expense deleverage associated with decreased sales.
Corporate Unallocated. For the twenty-six weeks ended August 2, 2025, unallocated expenses decreased $3.8 million, or 11.1%, to $30.4 million from $34.2 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a $2.5 million reduction in employee-related costs, including reduced headcount and lower variable compensation; $2.4 million reduction in advertising spend; $0.5 million reduction in building expenses; and $0.4 million reduction in net other expenses. These expense reductions were partially offset by $2.0 million for severance charges for former CEO in the current year period.
Interest (Expense) Income, Net
For the twenty-six weeks ended August 2, 2025, interest expense increased $0.8 million, to $(0.1) million from interest income of $0.7 million in the comparable prior-year period.
Income Tax Expense (Benefit)
The effective tax rate for the twenty-six weeks ended August 2, 2025, was (1.7)%, compared to 99.0% for the twenty-six weeks ended August 3, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net Loss from Continuing Operations
For the twenty-six weeks ended August 2, 2025, there was a net loss from continuing operations of $(23.0) million, a $22.9 million increase, from $(0.1) million in the comparable prior-year period due to the factors described in the captions above.
Net Loss from Discontinued Operations
For the twenty-six weeks ended August 2, 2025, there was a net loss from discontinued operations of $(15.2) million, a $12.8 million increase, from $(2.3) million in the comparable prior-year period. The increase in loss from discontinued operations was primarily due to the loss on sale of business recorded in the current year period.
Net Loss
For the twenty-six weeks ended August 2, 2025, there was a net loss of $(38.1) million, a $35.7 million increase, from $(2.4) million in the comparable prior-year period due to the factors described in the captions above.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). Borrowings under the credit agreement totaled $10.0 million and $15.0 million during the thirteen and twenty-six weeks ended August 2, 2025. There was $10.0 million in debt outstanding as of August 2, 2025. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Net cash used in operating activities	$(23,298)	$(13,151)
Net cash used in investing activities	(1,576)	(3,649)
Net cash provided by (used in) financing activities	9,800	(16,356)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the twenty-six weeks ended August 2, 2025 was $23.3 million compared to $13.2 million for the twenty-six weeks ended August 3, 2024. The increase in cash used in operating activities was primarily related to a net loss of $(38.1) million, a $35.7 million increase, from the comparable prior-year period, partially offset by a loss on sale of business of $15.2 million, as well as the change in inventories and accounts payable primarily resulting from decreased purchasing in the current year period.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $1.6 million for the twenty-six weeks ended August 2, 2025 compared to $3.6 million for the twenty-six weeks ended August 3, 2024. The decrease in cash used in investing activities was primarily due to $1.0 million proceeds from the sale of Pura Vida as well as a decrease in property, plant, and equipment spending of $1.0 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $9.8 million for the twenty-six weeks ended August 2, 2025 compared to net cash used in financing activities of $16.4 million for the twenty-six weeks ended August 3, 2024. The increase in cash provided by financing activities was primarily due to $15.9 million of common stock repurchases in the prior-year period compared to no common stock repurchases in the current-year period, and net borrowings of $10.0 million from the credit facility in the current-year period.

Credit Agreement
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. On March 11, 2025, certain subsidiaries of the Company, JP Morgan Chase Bank, N.A., as the administrative agent, and lenders from time to time party thereto, entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Borrowings under the credit facilities are available to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC, and Vera Bradley Sales, LLC. The Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $50.0 million.
As of August 2, 2025, the Company had $10.0 million borrowings outstanding and availability of $65.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2025 under the Credit Agreement.
For further information regarding the Credit Agreement, please see Note 6 of the Notes to Condensed Consolidated Financial Statements herein.
Material Cash Requirements
As of August 2, 2025, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of August 2, 2025.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 2, 2025, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 2, 2025.
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
In June of 2025, the Company received a notice from the buyer of Creative Genius requesting a purchase price adjustment of approximately $4.6 million related to the sale of Creative Genius. The demand was based on certain working capital adjustments. The Company has disputed this purchase price adjustment request. On August 27, 2025, the Company filed an action in the Chancery Court of Delaware seeking a judgment declaring that the buyer’s claim for a purchase price adjustment is improper and barred by the purchase Agreement. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company believes the purchase price adjustment is improper, and is seeking to have it declared as such by a Delaware Court. The Company believes that it has a number of meritorious legal approaches in defending itself against these claims. The Company is also subject to other legal proceedings from time to time in the ordinary course of business but does not believe any of these such claims would have a material adverse impact on the Company at this time.

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
As of August 2, 2025, there were no purchases made under the 2024 Share Repurchase Program.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the thirteen weeks ended August 2, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Vera Bradley, Inc. (Registrant)

Date: September 11, 2025	/s/ Martin Layding
Martin Layding
Chief Financial Officer