Form 10-Q
period 2025-11-01
Vera Bradley, Inc.
filed 2025-12-11
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 27,955,022 shares of its common stock outstanding as of December 3, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	November 1, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$10,729	$28,628
Accounts receivable, net	18,966	13,797
Inventories	82,938	91,430
Short-term contingent consideration	2,013	—
Income taxes receivable	392	584
Prepaid expenses and other current assets	7,298	8,072
Current assets of discontinued operations	—	22,361
Total current assets	122,336	164,872
Operating right-of-use assets	68,360	74,841
Property, plant, and equipment, net	47,876	52,555
Long-term contingent consideration	539	—
Other assets	4,573	9,048
Long-term assets of discontinued operations	—	5,374
Total assets	$243,684	$306,690
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,678	$17,198
Accrued employment costs	6,007	6,527
Short-term operating lease liabilities	19,456	19,024
Other accrued liabilities	8,476	9,221
Current liabilities of discontinued operations	—	6,023
Total current liabilities	48,617	57,993
Long-term debt	10,000	—
Long-term operating lease liabilities	56,957	66,307
Other long-term liabilities	47	47
Long-term liabilities of discontinued operations	—	3,388
Total liabilities	115,621	127,735
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,771 and 43,535 shares issued and 27,955 and 27,701 shares outstanding, respectively	—	—
Additional paid-in-capital	115,211	115,515
Retained earnings	169,782	220,279
Accumulated other comprehensive loss	(110)	(19)
Treasury stock	(156,820)	(156,820)
Total shareholders’ equity	128,063	178,955
Total liabilities and shareholders’ equity	$243,684	$306,690

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net revenues	$62,253	$70,483	$184,763	$232,434
Cost of sales	36,067	32,066	100,313	113,268
Gross profit	26,186	38,417	84,450	119,166
Selling, general, and administrative expenses	38,670	46,703	119,916	136,247
Other income, net	310	133	843	704
Operating loss from continuing operations	(12,174)	(8,153)	(34,623)	(16,377)
Interest (expense) income, net	(135)	15	(265)	704
Loss from continuing operations before income taxes	(12,309)	(8,138)	(34,888)	(15,673)
Income tax (benefit) expense	56	5,194	446	(2,264)
Net loss from continuing operations	(12,365)	(13,332)	(35,334)	(13,409)
Income (loss) from discontinued operations, net of income tax	—	532	(15,163)	(1,806)
Net loss	$(12,365)	$(12,800)	$(50,497)	$(15,215)

Basic weighted-average shares outstanding	27,937	28,074	27,984	29,339
Diluted weighted-average shares outstanding	27,937	28,074	27,984	29,339

Basic net loss per share:
Continuing operations	$(0.44)	$(0.47)	$(1.26)	$(0.46)
Discontinued operations	$—	$0.01	$(0.54)	$(0.06)
Basic net loss per share	$(0.44)	$(0.46)	$(1.80)	$(0.52)
Diluted net loss per share:
Continuing operations	$(0.44)	$(0.47)	$(1.26)	$(0.46)
Discontinued operations	$—	$0.01	$(0.54)	$(0.06)
Diluted net loss per share	$(0.44)	$(0.46)	$(1.80)	$(0.52)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net loss	$(12,365)	$(12,800)	$(50,497)	$(15,215)
Cumulative translation adjustment	17	86	(91)	86
Comprehensive loss, net of tax	$(12,348)	$(12,714)	$(50,588)	$(15,129)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at February 1, 2025	27,700,900	15,834,579	$115,515	$220,279	$(19)	$(156,820)	$178,955
Net loss	—	—	—	(33,460)	—	—	(33,460)
Translation adjustments	—	—	—	—	(44)	—	(44)
Restricted shares vested, net of repurchase for taxes	217,422	—	(171)	—	—	—	(171)
Stock-based compensation	—	—	754	—	—	—	754
Balance at May 3, 2025	27,918,322	15,834,579	$116,098	$186,819	$(63)	$(156,820)	$146,034
Net loss	—	—	—	(4,672)	—	—	(4,672)
Translation adjustments	—	—	—	—	(64)	—	(64)
Restricted shares vested, net of repurchase for taxes	18,382	—	(29)	—	—	—	(29)
Stock-based compensation	—	—	(783)	—	—	—	(783)
Balance at August 2, 2025	27,936,704	15,834,579	$115,286	$182,147	$(127)	$(156,820)	$140,486
Net loss	—	—	—	(12,365)	—	$—	(12,365)
Translation adjustments	—	—	—	—	17	$—	17
Restricted shares vested, net of repurchase for taxes	18,500	—	(17)	—	—	$—	(17)
Stock-based compensation	—	—	(58)	—	—	$—	(58)
Balance at November 1, 2025	27,955,204	15,834,579	$115,211	$169,782	$(110)	$(156,820)	$128,063

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at February 3, 2024	30,813,616	12,439,244	$112,590	$282,467	$(72)	$(135,056)	$259,929
Net loss	—	—	—	(8,121)	—	—	(8,121)
Translation adjustments	—	—	—	—	8	—	8
Restricted shares vested, net of repurchase for taxes	194,033	—	(356)	—	—	—	(356)
Stock-based compensation	—	—	804	—	—	—	804
Treasury stock purchased	(959,186)	959,186	—	—	—	(6,348)	(6,348)
Balance at May 4, 2024	30,048,463	13,398,430	$113,038	$274,346	$(64)	$(141,404)	$245,916
Net income	—	—	—	5,706	—	—	5,706
Translation adjustments	—	—	—	—	(8)	—	(8)
Restricted shares vested, net of repurchase for taxes	19,115	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	572	—	—	—	572
Treasury stock purchased	(1,362,248)	1,362,248	—	—	—	(9,545)	(9,545)
Balance at August 3, 2024	28,705,330	14,760,678	$113,503	$280,052	$(72)	$(150,949)	$242,534
Net loss	—	—	—	$(12,800)	—	—	(12,800)
Translation adjustments	—	—	—	—	86	—	86
Restricted shares vested, net of repurchase for taxes	56,848	—	(229)	—	—	—	(229)
Stock-based compensation	—	—	893	—	—	—	893
Treasury stock purchased	(960,487)	960,487	—	—	—	(5,286)	(5,286)
Balance at November 2, 2024	27,801,691	15,721,165	$114,167	$267,252	$14	$(156,235)	$225,198
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Cash flows from operating activities
Net loss	$(50,497)	$(15,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	5,930	6,210
Amortization of operating right-of-use assets	15,198	14,850
Impairment charges	1,048	2,181
Amortization of intangible assets	—	1,336
Provision for doubtful accounts	128	31
Stock-based compensation	(87)	2,269
Deferred income taxes	—	(116)
Loss on sale of business	15,163	—
Other non-cash loss, net	85	(2)
Changes in assets and liabilities:
Accounts receivable	(6,008)	(7,182)
Inventories	8,834	(13,036)
Prepaid expenses and other assets	5,012	(2,476)
Accounts payable	(3,578)	3,349
Income taxes	192	(3,917)
Operating lease liabilities, net	(17,554)	(17,468)
Accrued and other liabilities	(1,167)	(6,571)
Net cash used in operating activities	(27,301)	(35,757)
Cash flows from investing activities
Purchases of property, plant, and equipment	(3,065)	(6,050)
Proceeds from sale of business, net of cash disposed	1,037	—
Net cash used in investing activities	(2,028)	(6,050)
Cash flows from financing activities
Tax withholdings for equity compensation	(217)	(692)
Repurchase of common stock	—	(21,179)
Borrowings under asset-based revolving credit agreement	15,000	—
Repayment of borrowings under asset-based revolving credit agreement	(5,000)	—
Net cash provided by (used in) financing activities	9,783	(21,871)
Effect of exchange rate changes on cash and cash equivalents	(91)	86
Net decrease in cash and cash equivalents	(19,637)	(63,592)
Cash and cash equivalents, beginning of period	30,366	77,303
Cash and cash equivalents, end of period	$10,729	$13,711

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Supplemental disclosure of cash flow information
Cash paid for interest	$220	$—
Cash paid for income taxes, net	$252	$1,311
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment incurred but not yet paid	$57	$2,589
Contingent consideration related to sale of business	$2,552	$—
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
•The VB Direct segment consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); and the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of November 1, 2025, the Company operated 31 full-line stores and 86 outlet stores.
•The VB Indirect segment consists of revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,000 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and thirty-nine weeks ended November 1, 2025, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, seasonal fluctuations in the business and the uncertainty of macroeconomic factors on future periods, including inflation and other related matters.
Inventory Reserve
The Company maintains a reserve for slow-moving inventory and evaluates all inventory for potential write-downs. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method. In assessing net realizable value, we consider factors such as obsolescence, excess quantities, and the popularity of specific patterns or products.
When the cost of an inventory item exceeds the amount we expect to realize upon sale or disposal, we record a valuation adjustment, which is reflected in cost of sales. These adjustments require management judgment and are

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
based on assumptions related to merchandise seasonality, historical trends, estimated sales, inventory levels, and anticipated sell-through of remaining units.
During the 13 weeks ended November 1,2025, we identified excess inventory. Based on this assessment, the Company recorded a $5.9 million charge included in Cost of Sales.
Media Credits
Aged media credits acquired and included within Other Assets were written down by 50%, from $8.0 million to $4.0 million. The revised value was estimated based on discussions with media agencies regarding the potential resale amount. As a result, a $4.0 million charge was recorded in Selling, general, and administrative expenses during the 13 week period.
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
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended November 1, 2025 and November 2, 2024 refer to the thirteen week periods ended on those dates.
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
In November 2024, the FASB issued Accounting Standards Update ASU 2024-03, "Disaggregation of Income Statement Expenses". The ASU requires financial statement footnote disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The ASU is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal year 2028) and interim reporting periods beginning after December 15, 2027 (interim periods for the Company’s fiscal year 2029). Public business entities are required to apply the guidance prospectively, however, retrospective application is permitted. The Company is currently evaluating the impact of this ASU, but expects the impact to be limited to financial statement footnote disclosures.
In September 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-06, "Intangibles - Goodwill and Other-Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". This amendment modernizes and makes targeted improvements to the accounting for software costs found under Topic 350-40, effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended November 1, 2025 and November 2, 2024 (in thousands):

	Thirteen Weeks Ended
	November 1, 2025
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$23,913		$7,195		$31,108
Travel	11,880		3,329		15,209
Accessories	7,169		1,021		8,190
Home	3,512		447		3,959
Apparel/Footwear	1,757		60		1,817
Other	1,452	(1)	518	(2)	1,970
Total net revenues	$49,683	(3)	$12,570	(4)	$62,253

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $12.2 million of net revenues related to product sales recognized at a point in time and $0.4 million of net revenues related to sales-based royalties recognized over time.

	Thirteen Weeks Ended
	November 2, 2024
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$23,326		$10,294		$33,620
Travel	12,968		4,321		17,289
Accessories	8,704		1,764		10,468
Home	4,542		818		5,360
Apparel/Footwear	1,585		325		1,910
Other	1,350	(1)	486	(2)	1,836
Total net revenues	$52,475	(3)	$18,008	(4)	$70,483

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $17.6 million of net revenues related to product sales recognized at a point in time and $0.4 million of net revenues related to sales-based royalties recognized over time.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following presents the Company's net revenues disaggregated by product category for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2025
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$70,712		$18,658		$89,370
Travel	38,961		7,509		46,470
Accessories	23,094		2,456		25,550
Home	10,819		837		11,656
Apparel/Footwear	4,949		234		5,183
Other	4,745	(1)	1,789	(2)	6,534
Total net revenues	$153,280	(3)	$31,483	(4)	$184,763

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $29.9 million of net revenues related to product sales recognized at a point in time and $1.6 million of net revenues related to sales-based royalties recognized over time.

	Thirty-Nine Weeks Ended
	November 2, 2024
	VB Direct Segment(3)		VB Indirect Segment(4)		Total
Product categories
Bags	$79,290		$29,912		$109,202
Travel	44,633		10,663		55,296
Accessories	30,493		5,869		36,362
Home	15,795		2,103		17,898
Apparel/Footwear	6,357		1,051		7,408
Other	4,572	(1)	1,696	(2)	6,268
Total net revenues	$181,140	(3)	$51,294	(4)	$232,434

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements and freight.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $49.9 million of net revenues related to product sales recognized at a point in time and $1.4 million of net revenues related to sales-based royalties recognized over time.

Contract Balances
Contract liabilities as of November 1, 2025 and February 1, 2025, were $1.8 million and $1.7 million, respectively. The balance as of November 1, 2025 and February 1, 2025 consisted primarily of unredeemed gift cards. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of November 1, 2025 and February 1, 2025.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The balance for accounts receivable from contracts with customers, net of allowances, as of November 1, 2025 and February 1, 2025, was $18.2 million and $13.3 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.5 million and $0.8 million as of November 1, 2025 and February 1, 2025, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct and VB Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of November 1, 2025.

3.Leases

Discount Rate
The weighted-average discount rate as of November 1, 2025, and November 2, 2024 was 5.1% and 5.0%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of November 1, 2025, there were no executed leases in which the Company did not have control of the underlying asset.
Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating lease cost	$5,998	$6,770	$18,574	$19,029
Variable lease cost	948	946	3,044	3,179
Short-term lease cost	43	90	238	478
Less: Sublease income (1)	(102)	(105)	(310)	(315)
Total net lease cost	$6,887	$7,701	$21,546	$22,371
(1) Related to the sublease of a former Company location.
The weighted-average remaining lease term as of November 1, 2025 and November 2, 2024 was 4.2 years and 4.8 years, respectively.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Supplemental operating cash flow information was as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$20,988	$21,769
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$8,565	$30,866

(1) $2.2 million and $2.4 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of November 1, 2025 and November 2, 2024, and were subsequently paid in the month following the end of each respective period.

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator:
Net loss from continuing operations	$(12,365)	$(13,332)	$(35,334)	$(13,409)
Income (loss) from discontinued operations, net of income tax	—	532	(15,163)	(1,806)
Net loss	$(12,365)	$(12,800)	$(50,497)	$(15,215)

Denominator:
Weighted-average number of common shares (basic)	27,937	28,074	27,984	29,339
Dilutive effect of stock-based awards	—	—	—	—
Weighted-average number of common shares (diluted)	27,937	28,074	27,984	29,339

Basic net loss per share:
Continuing operations	$(0.44)	$(0.47)	$(1.26)	$(0.46)
Discontinued operations	$—	$0.01	$(0.54)	$(0.06)
Basic net loss per share	$(0.44)	$(0.46)	$(1.80)	$(0.52)
Diluted net loss per share:
Continuing operations	$(0.44)	$(0.47)	$(1.26)	$(0.46)
Discontinued operations	$—	$0.01	$(0.54)	$(0.06)
Diluted net loss per share	$(0.44)	$(0.46)	$(1.80)	$(0.52)

For the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of November 1, 2025 and February 1, 2025, approximated their fair values.
The following table details the fair value measurements of the Company's instruments as of November 1, 2025 and February 1, 2025 (in thousands):

	Level 1		Level 2		Level 3
	November 1, 2025	February 1, 2025	November 1, 2025	February 1, 2025	November 1, 2025	February 1, 2025
Cash equivalents(1)	$—	$15,000	$—	$—	$—	$—
Contingent consideration related to sale of business(2)	—	—	—	—	2,552	—

(1) Cash equivalents primarily represent a money market fund that has a maturity of three months or less at the date of purchase. Due to the short maturity, the Company believes the carrying value approximates fair value.
(2) Established during the thirteen weeks ended May 3, 2025. Refer to Note 14 herein for additional information.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. No impairment charges were recorded for the thirteen weeks ended November 1, 2025. For the thirty-nine weeks ended November 1, 2025, the Company recorded $1.0 million for store property, plant, and equipment charges. There were $2.1 million impairment charges recorded for the thirteen and thirty-nine weeks ended November 2, 2024 for store property, plant, and equipment. These charges are included in selling, general, and administrative ("SG&A") expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
On October 21, 2025, VBD amended the agreement to include, among other things: (i) permit the sale of certain real property assets without requiring the application of the proceeds from such sale to be used to repay amounts outstanding under the Credit Agreement, (ii) remove the prohibition against sale and leaseback transactions and (iii) increase the amount of Company assets permitted to be disposed of in any fiscal year outside the ordinary course of business from $5,000,000 to $10,000,000.
The Credit Agreement matures in May 2028.
As of November 1, 2025, the Company had $10.0 million borrowings outstanding and availability of $65.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2025 under the Credit Agreement.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended November 1, 2025, was (0.5)%, compared to (63.8)% for the thirteen weeks ended November 2, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets for the fiscal year ended February 1, 2025.
The effective tax rate for the thirty-nine weeks ended November 1, 2025, was (1.3)%, compared to 14.4% for the thirty-nine weeks ended November 2, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets for the fiscal year ended February 1, 2025.
Refer to Note 14 herein for the information regarding the income tax impact associated with the sale of Pura Vida on March 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on our consolidated financial statements.

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
Awards of Restricted Stock Units
During the thirteen weeks ended November 1, 2025, the Company granted 28,781 time-based and performance based restricted stock units with an aggregate fair value of $60 thousand to certain employees and non-employee directors under the 2020 Equity and Incentive Plan. The Company did not grant restricted stock units during the thirteen weeks ended November 2, 2024.
During the thirty-nine weeks ended November 1, 2025, the Company granted 2,785,977 time-based and performance-based restricted stock units with an aggregate fair value of $6.0 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan compared to 755,647 time-based and performance-based restricted stock units with an aggregate fair value of $5.1 million in the same period of the prior year.
Time-based restricted stock units vest and settle in shares of the Company’s common stock, on a one-for-one basis, with most vesting in equal installments on each of the first three anniversaries of the grant date. Restricted stock units

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The following table sets forth a summary of restricted stock unit activity for the thirty-nine weeks ended November 1, 2025 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2025	699	$5.99	769	$5.19
Granted	2,040	2.17	746	2.08
Vested	(307)	6.25	(47)	7.47
Forfeited	(675)	3.56	(858)	3.67
Nonvested units outstanding at November 1, 2025	1,757	$6.05	610	$1.99
As of November 1, 2025, there was $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years, subject to meeting performance conditions.

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
In June of 2025, the Company received a notice from the buyer of Creative Genius requesting a purchase price adjustment of approximately $4.6 million related to the sale of Creative Genius. The demand was based on certain working capital adjustments. The Company has disputed this purchase price adjustment request. On August 27, 2025, the Company filed an action in the Chancery Court of Delaware seeking a judgment declaring that the buyer’s claim for a purchase price adjustment is improper and barred by the purchase Agreement. The Company has filed for summary judgment in that action. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company believes the purchase price adjustment is improper, and is seeking to have it declared as such by a Delaware Court. The Company believes that it has a number of meritorious legal approaches in defending itself against these claims. The Company is also subject to other legal proceedings from time to time in the ordinary course of business but does not believe any of these such claims would have a material adverse impact on the Company at this time.

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
As of November 1, 2025, there was $30.0 million remaining available to repurchase shares of the Company's common stock under the 2024 Share Repurchase Program.
As of November 1, 2025, the Company held as treasury shares 15,834,579 shares of its common stock at an average price of $9.90 per share, excluding commissions, for an aggregate carrying amount of $156.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

11.Cost Savings Initiatives and Other Charges
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
The Company incurred the following charges during the thirteen weeks ended November 1, 2025 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$—	$609	$609
Total (1)	$—	$—	$609	$609

(1) Recorded within selling, general, and administrative ("SG&A") expenses

The Company incurred the following charges during the thirty-nine weeks ended November 1, 2025 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$15	$—	$3,902	$3,917
Total (1)	$15	$—	$3,902	$3,917

(1) Recorded within SG&A expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of February 1, 2025	$2,525
Fiscal 2026 charges	3,917
Cash payments	(5,854)
Liability as of November 1, 2025(1)	$588

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the thirteen weeks ended November 2, 2024 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$186	$14	$48	$248
Total (1)	$186	$14	$48	$248

(1) Recorded within cost of goods sold and SG&A expenses

The Company incurred the following charges during the thirty-nine weeks ended November 2, 2024 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$321	$231	$485	$1,037
Total (1)	$321	$231	$485	$1,037

(1) Recorded within cost of goods sold and SG&A expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of February 3, 2024	$541
Fiscal 2025 charges	1,037
Cash payments	(1,562)
Liability as of November 2, 2024(1)	$16

(1) Remaining liability is recorded within accrued employment costs

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
12.Segment Reporting
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
The VB Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,000 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, third-party e-commerce sites, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Net revenues, cost of sales, other segment expenses, and operating income information for the Company’s reportable segments, as well as a reconciliation to loss from continuing operations before income taxes during the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Segment net revenues:
VB Direct	$49,683	$52,475	$153,280	$181,140
VB Indirect	12,570	18,008	31,483	51,294
Total	$62,253	$70,483	$184,763	$232,434
Segment cost of sales:
VB Direct	$26,135	$23,088	$79,364	$85,142
VB Indirect	9,932	8,978	20,949	28,126
Total	$36,067	$32,066	$100,313	$113,268
Other segment expenses, net (1)
VB Direct	$20,863	$27,283	$67,432	$76,468
VB Indirect	1,755	2,962	5,478	8,531
Total	$22,618	$30,245	$72,910	$84,999
Segment operating income:
VB Direct	$2,685	$2,104	$6,484	$19,530
VB Indirect	883	6,068	5,056	14,637
Total	$3,568	$8,172	$11,540	$34,167
Reconciliation:
Segment operating income:	$3,568	$8,172	$11,540	$34,167
Unallocated corporate expenses	$(15,742)	$(16,325)	$(46,163)	$(50,544)
Interest (expense) income	(135)	15	(265)	704
(Loss) income from continuing operations before income taxes	$(12,309)	$(8,138)	$(34,888)	$(15,673)
(1) Other segment expenses, net include selling, general and administrative expenses and are net of other income.

13.Discontinued Operations
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
At closing, the Company received cash proceeds of $0.9 million. Cash proceeds totaled $1.0 million for the thirty-nine weeks ended November 1, 2025. In addition, the Company is entitled to receive contingent consideration with an estimated fair value of $2.5 million, based on the present value of expected future payments. The contingent consideration is calculated as 5% of total sales generated by the divested business, as operated by the buyer, net of customary shipping costs, during the earn-out period specified in the agreement. The earn-out period and related terms are consistent with customary provisions for transactions of this nature. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow analysis based on internal projections of the buyer’s expected future sales. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Company will assess changes in the fair value of the contingent consideration at each reporting date, with any adjustments recognized in earnings in the period in which such changes are identified.

The Company recorded a net loss on disposal of $15.2 million for the thirty-nine weeks ended November 1, 2025. The loss on sale is presented as part of results of the discontinued operations.
The results of operations for the Pura Vida business is reported as discontinued operations in the Consolidated Statements of Operations for all periods presented in this Form 10-Q. This business was historically presented as its own reportable segment.
Results of discontinued operations were as follows for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net revenues	$—	$10,095	$5,553	$39,569
Cost of sales	—	4,904	2,167	16,856
Gross profit	—	5,191	3,386	22,713
Selling, general, and administrative expenses	—	7,517	3,244	25,381
Other income (expense), net (1)	—	4	(15,305)	13
Operating income (loss) from discontinued operations	—	(2,322)	(15,163)	(2,655)
Interest income, net	—	98	—	355
Income (loss) from discontinued operations before income taxes	—	(2,224)	(15,163)	(2,300)
Income tax (expense) benefit	—	(2,756)	—	(494)
Income (loss) from discontinued operations	—	532	(15,163)	(1,806)
(1) Includes $15.2 million loss on sale of discontinued operations recorded during the thirty-nine weeks ended November 1, 2025.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The assets and liabilities of the Pura Vida operations have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of February 1, 2025. The assets and liabilities were as follows:

	November 1, 2025	February 1, 2025
Assets of discontinued operations
Cash and cash equivalents	$—	$1,738
Accounts receivable, net	—	995
Inventories	—	18,578
Prepaid expenses and other current assets	—	1,050
Total current assets of discontinued operations	$—	$22,361
Operating right-of-use assets	—	3,729
Property, plant, and equipment, net	—	1,628
Other assets	—	17
Total long-term assets of discontinued operations	$—	$5,374
Liabilities of discontinued operations
Accounts payable	$—	$2,584
Accrued employment costs	—	562
Short-term operating lease liabilities	—	925
Other accrued liabilities	—	1,952
Total current liabilities of discontinued operations	$—	$6,023
Long-term operating lease liabilities	—	3,388
Total long-term liabilities of discontinued operations	$—	$3,388

The following table presents cash flows from operating and investing activities for discontinued operations for the thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Cash used in operating activities - discontinued operations	$(2,115)	$(469)
Cash provided by (used in) investing activities - discontinued operations	2	(570)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and thirty-nine weeks ended November 1, 2025, are not necessarily indicative of the results to be expected for the full fiscal year.
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
Rewiring our digital ecosystem: We are aligning all consumer touchpoints with a cohesive omnichannel experience, ensuring clear brand identity and channel roles supported by cohesive storytelling for customer acquisition and retention.
Outlet 2.0: We are redefining our outlet strategy by enhancing the customer experience with curated assortments, optimized visuals, and labor efficiency. This transformation will elevate brand engagement and drive profitability, positioning outlets as key drivers of our brand evolution.
Resetting our go-to-market: We are scrutinizing every aspect of our operating processes including product development, store labor, promotional strategies, and more to improve efficiency. This holistic review will sharpen focus on high-impact initiatives and retail KPIs across all channels.
Reimagining How We Work: We are restructuring our organization to foster collaboration, creativity, and efficiency. As we align our talent and leadership with key growth areas, we are redesigning our structure to drive transformation and streamline costs.
Macroeconomic and Other Factors. We continue to closely monitor the dynamic economic landscape and are actively managing the impact of elevated tariff costs. Ongoing inflationary pressures and related macroeconomic factors have continued to affect consumer discretionary spending. As a result, our Vera Bradley outlet and full-line stores continue to experience softer performance through the first nine months of fiscal 2026 with an uptick in the later months. We remain focused on executing our strategic initiatives and adapting to current market conditions to position the business for long-term growth.
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
Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Statement of Operations Data:
Net revenues	$62,253	$70,483	$184,763	$232,434
Cost of sales	36,067	32,066	100,313	113,268
Gross profit	26,186	38,417	84,450	119,166
Selling, general, and administrative expenses	38,670	46,703	119,916	136,247
Other income, net	310	133	843	704
Operating loss from continuing operations	(12,174)	(8,153)	(34,623)	(16,377)
Interest (expense) income, net	(135)	15	(265)	704
Loss from continuing operations before income taxes	(12,309)	(8,138)	(34,888)	(15,673)
Income tax (benefit) expense	56	5,194	446	(2,264)
Net loss from continuing operations	$(12,365)	$(13,332)	$(35,334)	$(13,409)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.9%	45.5%	54.3%	48.7%
Gross profit	42.1%	54.5%	45.7%	51.3%
Selling, general, and administrative expenses	62.1%	66.3%	64.9%	58.6%
Other income, net	0.5%	0.2%	0.5%	0.3%
Operating loss from continuing operations	(19.6)%	(11.6)%	(18.7)%	(6.9)%
Interest (expense) income, net	(0.2)%	—%	(0.1)%	0.3%
Loss from continuing operations before income taxes	(19.8)%	(11.6)%	(18.9)%	(6.6)%
Income tax (benefit) expense	0.1%	7.4%	0.2%	(1.0)%
Net loss from continuing operations	(20.0)%	(19.0)%	(19.1)%	(5.8)%

The following tables present net revenues and operating income (loss) by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net Revenues by Segment:
VB Direct	$49,683	$52,475	$153,280	$181,140
VB Indirect	12,570	18,008	31,483	51,294
Total	$62,253	$70,483	$184,763	$232,434
Percentage of Net Revenues by Segment:
VB Direct	79.8%	74.5%	83.0%	77.9%
VB Indirect	20.2%	25.5%	17.0%	22.1%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating Income (Loss) by Segment:
VB Direct	$2,685	$2,104	$6,484	$19,530
VB Indirect	883	6,068	5,056	14,637
Less: Corporate unallocated	(15,742)	(16,325)	(46,163)	(50,544)
Total	$(12,174)	$(8,153)	$(34,623)	$(16,377)
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
VB Direct	5.4%	4.0%	4.2%	10.8%
VB Indirect	7.0%	33.7%	16.1%	28.5%
Vera Bradley Store Data (1):
Total stores opened during period	—	5	2	5
Total stores closed during period	(1)	—	(11)	(3)
Total stores open at end of period	117	126	117	126
Total gross square footage at end of period	363,529	387,245	363,529	387,245
Average net revenues per gross square foot (2)	$79	$85	$236	$300
Comparable sales (including e-commerce) decrease (3)	(5.8)%	(27.2)%	(16.1)%	(16.0)%

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
Thirteen Weeks Ended November 1, 2025, Compared to Thirteen Weeks Ended November 2, 2024
Net Revenues
For the thirteen weeks ended November 1, 2025, net revenues decreased $8.2 million, or 11.7%, to $62.3 million, from $70.5 million in the comparable prior-year period.
VB Direct. For the thirteen weeks ended November 1, 2025, net revenues in the VB Direct segment decreased $2.8 million, or 5.3%, to $49.7 million, from $52.5 million in the comparable prior-year period. Vera Bradley comparable sales decreased 5.8%, which includes a 11.4% decrease in comparable store sales, partially offset by an increase in e-commerce sales of 2.0%. In addition, non-comparable revenue increased $0.2 million. The decrease in comparable sales and comparable store sales was primarily due to reduced traffic and conversion in the outlet channels.
VB Indirect. For the thirteen weeks ended November 1, 2025, net revenues in the VB Indirect segment decreased $5.4 million, or 30.2%, to $12.6 million, from $18.0 million in the comparable prior-year period. The decrease was primarily due to a decrease in specialty and key account orders, partially offset by increased liquidation sales.
Gross Profit
For the thirteen weeks ended November 1, 2025, gross profit decreased $12.2 million, or 31.8%, to $26.2 million, from $38.4 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 42.1% for the thirteen weeks ended November 1, 2025 from 54.5% in the comparable prior-year period. Current year gross margin was negatively impacted by a $5.9 million inventory reserve charge as well as additional duty expenses, partially offset by pricing improvements.
Selling, General, and Administrative Expenses
For the thirteen weeks ended November 1, 2025, SG&A expenses decreased $8.0 million, or 17.2%, to $38.7 million, from $46.7 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 62.1% for the thirteen weeks ended November 1, 2025, from 66.3% in the comparable prior-year period. For the thirteen weeks ended November 1, 2025, consolidated SG&A expenses decreased primarily due to a a $3.5 million decrease in employee-related costs attributable to reduced headcount and reduced variable compensation expense, $2.1 million reduction in property, plant and equipment impairment charge that occurred in the prior year, a $0.8 million reduction in advertising costs and selling expenses resulting from sales decreases as described above, net of the media credit write off; and a $1.6 million reduction in net other expenses.
Other Income, Net
For the thirteen weeks ended November 1, 2025, net other income increased $0.2 million to $0.3 million, from $0.1 million in the comparable prior-year period. The increase in net other income was primarily due to income from the Transition Services Agreement ("TSA") resulting from the sale of Creative Genius.
Operating (Loss) Income from Continuing Operations
For the thirteen weeks ended November 1, 2025, there was an operating loss from continuing operations of $(12.2) million, a $4.0 million increase, or 49.3%, from operating loss from continuing operations of $(8.2) million in the comparable prior-year period. As a percentage of net revenues, operating (loss) income from continuing operations was (19.6)% and (11.6)% for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively. Operating (loss) income from continuing operations increased due to the factors described in the captions above.
VB Direct. For the thirteen weeks ended November 1, 2025, operating income in the VB Direct segment increased $0.6 million, or 27.6%, to $2.7 million, from $2.1 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 5.4% and 4.0% for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively. The increase in operating income as a percentage of VB Direct segment net revenues was primarily due to decreased SG&A expense, partially offset by decreased gross margin as a percentage of revenue.
VB Indirect. For the thirteen weeks ended November 1, 2025, operating income in the VB Indirect segment decreased $5.2 million, or 85.4%, to $0.9 million from $6.1 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 7.0% and 33.7% for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to a decrease in gross margin as a percentage of revenue and SG&A expense deleverage associated with decreased sales.
Corporate Unallocated. For the thirteen weeks ended November 1, 2025, unallocated expenses decreased $0.6 million, or 3.6%, to $15.7 million from $16.3 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to reduced headcount and variable compensation expense, partially offset by an increase in other income of $0.2 million from the TSA resulting from the sale of Creative Genius.
Interest (Expense) Income, Net
For the thirteen weeks ended November 1, 2025, interest expense was $(0.1) million, a $0.1 million increase, from interest income of $15 thousand, in the comparable prior-year period.

Income Tax Expense
The effective tax rate for the thirteen weeks ended November 1, 2025, was (0.5)%, compared to (63.8)% for the thirteen weeks ended November 2, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net (Loss) Income from Continuing Operations
For the thirteen weeks ended November 1, 2025, there was a net loss from continuing operations of $(12.4) million, a $1.0 million decrease, from a net loss from continuing operations of $(13.3) million in the comparable prior-year period due to the factors described in the captions above.

Thirty-Nine Weeks Ended November 1, 2025, Compared to Thirty-Nine Weeks Ended November 2, 2024
Net Revenues
For the thirty-nine weeks ended November 1, 2025, net revenues decreased $47.6 million, or 20.5%, to $184.8 million, from $232.4 million in the comparable prior-year period.
VB Direct. For the thirty-nine weeks ended November 1, 2025, net revenues in the VB Direct segment decreased $27.9 million, or 15.4%, to $153.3 million, from $181.1 million in the comparable prior-year period. Vera Bradley comparable sales decreased 16.1%, which includes a 24.9% decrease in comparable store sales as well as a decrease in e-commerce sales of 2.4%. In addition, non-comparable revenue increased $0.1 million. The decrease in comparable sales and comparable store sales was primarily due to reduced traffic, conversion, and units sold in the full-line, outlet, and e-commerce channels.
VB Indirect. For the thirty-nine weeks ended November 1, 2025, net revenues in the VB Indirect segment decreased $19.8 million, or 38.6%, to $31.5 million, from $51.3 million in the comparable prior-year period. The decrease was primarily due to a decrease in specialty and key account orders coupled with a decline in liquidation sales.
Gross Profit
For the thirty-nine weeks ended November 1, 2025, gross profit decreased $34.7 million, or 29.1%, to $84.5 million, from $119.2 million in the comparable prior-year period. As a percentage of net revenues, gross profit decreased to 45.7% for the thirty-nine weeks ended November 1, 2025, from 51.3% in the comparable prior-year period. Current year gross margin was negatively impacted by a $5.9 million inventory reserve charge, additional duty expenses and channel shifts that resulted in increased incremental shipping costs.
Selling, General, and Administrative Expenses
For the thirty-nine weeks ended November 1, 2025, SG&A expenses decreased $16.3 million, or 12.0%, to $119.9 million, from $136.2 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses increased to 64.9% for the thirty-nine weeks ended November 1, 2025, from 58.6% in the comparable prior-year period. For the thirty-nine weeks ended November 1, 2025, consolidated SG&A expenses decreased primarily due to a $8.5 million reduction in employee-related costs, including reduced headcount and lower variable compensation; a $5.1 million reduction in advertising costs and selling expenses resulting from sales decreases as described above, net of the media credit write off; $1.0 million reduction in property, plant and equipment impairment charges and $1.7 million reduction in net other expenses.
Other Income, Net
For the thirty-nine weeks ended November 1, 2025, net other income increased $0.1 million to $0.8 million, from $0.7 million in the comparable prior-year period. The increase in net other income was primarily due to income from the TSA resulting from the sale of Creative Genius, partially offset by a legal settlement that occurred in the prior year period.
Operating Loss from Continuing Operations
For the thirty-nine weeks ended November 1, 2025, operating loss from continuing operations increased $18.2 million, or 111.4%, to $(34.6) million, from $(16.4) million in the comparable prior-year period. As a percentage of net revenues, operating loss from continuing operations was (18.9)% and (6.9)% for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. Operating loss from continuing operations increased due to the factors described in the captions above.

VB Direct. For the thirty-nine weeks ended November 1, 2025, operating income in the VB Direct segment decreased $13.0 million, or 66.8%, to $6.5 million, from $19.5 million in the comparable prior-year period. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 4.2% and 10.8% for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to a decrease in gross margin as a percentage of net revenues as described above, SG&A expense deleverage associated with decreased sales.
VB Indirect. For the thirty-nine weeks ended November 1, 2025, operating income in the VB Indirect segment decreased $9.6 million, or 65.5%, to $5.1 million from $14.6 million in the comparable prior-year period. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 16.1% and 28.5% for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was due to a decrease in gross margin as a percentage of net revenues as well as SG&A expense deleverage associated with decreased sales.
Corporate Unallocated. For the thirty-nine weeks ended November 1, 2025, unallocated expenses decreased $4.4 million, or 8.7%, to $46.2 million from $50.5 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a $4.8 million reduction in employee-related costs, including reduced headcount and lower variable compensation and $1.6 million reduction in net other expenses. These expense reductions were partially offset by $2.0 million for severance charges for former CEO in the current year period.
Interest (Expense) Income, Net
For the thirty-nine weeks ended November 1, 2025, interest expense increased $1.0 million, to $(0.3) million from interest income of $0.7 million in the comparable prior-year period.
Income Tax Expense (Benefit)
The effective tax rate for the thirty-nine weeks ended November 1, 2025, was (1.3)%, compared to 14.4% for the thirty-nine weeks ended November 2, 2024. The change in year-over-year effective tax rate was primarily attributable to a full valuation allowance recorded against the Company's net deferred tax assets. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net Loss from Continuing Operations
For the thirty-nine weeks ended November 1, 2025, there was a net loss from continuing operations of $(35.3) million, a $21.9 million increase, from $(13.4) million in the comparable prior-year period due to the factors described in the captions above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). New borrowings under the credit agreement totaled $0.0 million and $15.0 million during the thirteen and thirty-nine weeks ended November 1, 2025. We had no borrowings under the credit agreement during the thirteen weeks ended November 2, 2024. There was $10.0 million in debt outstanding as of November 1, 2025. There was no debt outstanding as of November 2, 2024. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Net cash used in operating activities	$(27,301)	$(35,757)
Net cash used in investing activities	(2,028)	(6,050)
Net cash provided by (used in) financing activities	9,783	(21,871)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the thirty-nine weeks ended November 1, 2025 was $27.3 million compared to $35.8 million for the thirty-nine weeks ended November 2, 2024. The decrease in cash used in operating activities was primarily related to a net loss of $(50.5) million, a $35.7 million increase, from the comparable prior-year period, partially offset by a loss on sale of business of $15.2 million, as well as the the change in inventories resulting from decreased purchasing in the current year and the inventory reserve charge of $5.9 million and a write off of media credits of $4.0 million.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $2.0 million for the thirty-nine weeks ended November 1, 2025 compared to $6.1 million for the thirty-nine weeks ended November 2, 2024. The decrease in cash used in investing activities was primarily due to $1.0 million proceeds from the sale of Pura Vida as well as a decrease in property, plant, and equipment spending of $3.0 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $9.8 million for the thirty-nine weeks ended November 1, 2025 compared to net cash used in financing activities of $21.9 million for the thirty-nine weeks ended November 2, 2024. The increase in cash provided by financing activities was primarily due to $21.2 million of common stock repurchases in the prior-year period compared to no common stock repurchases in the current-year period, and net borrowings of $10.0 million from the credit facility in the current-year period.

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
On October 21, 2025, VBD amended the agreement to include, among other things: (i) permit the sale of certain real property assets without requiring the application of the proceeds from such sale to be used to repay amounts outstanding under the Credit Agreement, (ii) remove the prohibition against sale and leaseback transactions and (iii) increase the amount of Company assets permitted to be disposed of in any fiscal year outside the ordinary course of business from $5,000,000 to $10,000,000.
As of November 1, 2025, the Company had $10.0 million borrowings outstanding and availability of $65.0 million under the Credit Agreement, compared to no borrowings outstanding and availability of $75.0 million as of February 1, 2025 under the Credit Agreement.
For further information regarding the Credit Agreement, please see Note 6 of the Notes to Condensed Consolidated Financial Statements herein.
Material Cash Requirements
As of November 1, 2025, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of November 1, 2025.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of November 1, 2025, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 1, 2025.
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
In June of 2025, the Company received a notice from the buyer of Creative Genius requesting a purchase price adjustment of approximately $4.6 million related to the sale of Creative Genius. The demand was based on certain working capital adjustments. The Company has disputed this purchase price adjustment request. On August 27, 2025, the Company filed an action in the Chancery Court of Delaware seeking a judgment declaring that the buyer’s claim for a purchase price adjustment is improper and barred by the purchase Agreement. The Company has filed for summary judgment in that action. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company believes the purchase price adjustment is improper, and is seeking to have it declared as such by a Delaware Court. The Company believes that it has a number of meritorious legal approaches in defending itself against these claims. The Company is also subject to other legal proceedings from time to time in the ordinary course of business but does not believe any of these such claims would have a material adverse impact on the Company at this time.

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
As of November 1, 2025, there were no purchases made under the 2024 Share Repurchase Program.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the thirteen weeks ended November 1, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Vera Bradley, Inc. (Registrant)

Date: December 11, 2025	/s/ Martin Layding
Martin Layding
Chief Financial Officer