Form 10-K
period 2026-01-31
Vera Bradley, Inc.
filed 2026-03-27
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of August 2, 2025 was $39,554,468.
The registrant had 27,965,338 shares of its common stock outstanding as of March 20, 2026.
_____________________________________________
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Vera Bradley, Inc. intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended January 31, 2026.

Forward-Looking Statements
This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements include references to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” and “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•possible inability to successfully implement our long-term strategic plans, including Project Sunshine;
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
•possible new or increased tariffs and/or import prohibitions on our products and continued increases in inbound and outbound freight expense that could lead to increased product costs and lower profit margins; and
•public health pandemics, and actions to contain pandemics by governmental or other actors.
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

PART I

In this Form 10-K, references to “Vera Bradley, Inc.” or the “Company” refer to Vera Bradley, Inc. and its wholly-owned subsidiaries, including Vera Bradley Designs, Inc., except where the context requires otherwise or where otherwise indicated. The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ending January 31, 2026 (“fiscal 2026”) and February 1, 2025 (“fiscal 2025”) were 52-week periods. The fiscal year ending February 3, 2024 (“fiscal 2024”) was a 53-week period. The fiscal year ending January 30, 2027 (“fiscal 2027”) will be a 52-week period.

Item 1.        Business
Our Company
Vera Bradley is a leading designer of women’s handbags, luggage and travel items, fashion and home accessories, and unique gifts. Founded in 1982 by friends Barbara Bradley Baekgaard and Patricia R. Miller, the brand is known for its innovative designs, iconic patterns, and brilliant colors that inspire and connect women.
On March 11, 2025, the Company entered into an Interest Purchase Agreement (the “Agreement”) to sell one hundred percent (100%) of Creative Genius, Inc., (“Creative Genius”) which operates under the name Pura Vida Bracelets. The sale consummated on March 31, 2025. As a result, the operations of Pura Vida have been classified as discontinued operations in the consolidated financial statements in accordance with ASC 205-20, Discontinued Operations. Prior period amounts have been retrospectively adjusted to conform to the current period presentation. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. Certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.
Following the sale, Pura Vida is no longer included in the Company’s consolidated financial results. Refer to Note 16 for additional information.
The Company has two reportable segments: Vera Bradley Direct (“VB Direct”) and Vera Bradley Indirect (“VB Indirect”). For financial information about our reportable segments, refer to Note 15 of the Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.
Our Brand
The reportable segments within the Vera Bradley brand are VB Direct and VB Indirect.
VB Direct. The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); direct to consumer marketplaces; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of January 31, 2026, the Company operated 29 full-line stores and 86 outlet stores.
VB Indirect. The VB Indirect business consists of sales of Vera Bradley products to approximately 1,000 specialty retail locations, substantially all of which are located in the United States; sales to department stores, national accounts, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
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
During fiscal 2026, we began execution of Project Sunshine, a comprehensive strategy to strengthen our market position by tapping into our brand’s strong emotional connection with consumers. We are simplifying decision-making, removing organizational complexity, and focusing resources on high-impact initiatives. This operational focus, paired with prudent cost management, will allow us to invest in the brand, innovation, and customer experiences, all while driving shareholder value. These improvements are about agility — building a responsive organization to fully leverage our unique brand position.

Through the five pillars outlined below, Project Sunshine will reclaim Vera Bradley's joyful optimism while fueling operational success.
Sharpening Brand Focus: We are refining our brand strategy to ensure consistent, resonant messaging across all consumer touchpoints. We are revisiting product assortment and style, reintroducing innovation to our core DNA, and emphasizing our heritage in occasion-based bags. At the same time, we are leaning into our cotton heritage, increasing the penetration of cotton across the assortment and reinforcing the material authenticity that defines our brand.
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

Our Product Release Strategy
On average, we typically introduce new collections monthly. Each launch typically consists of one to three signature cotton-quilted prints, as well as other fabrications including Featherweight, Leather, Performance Twill, and nylon, some of which are also available in solid colors. These collections of prints and solids are incorporated into the designs of a wide range of products, including bags, accessories, and travel items. These collections typically include classic styles, updates to existing designs, and new product introductions.
To keep our assortment current and fresh, and to focus our inventory investments on our best performers, we discontinue prints and fabrications as necessary. We sell our remaining inventory of retired products primarily through our websites (including our online outlet site), outlet stores, third-party liquidators, and historically our annual outlet sale.

The following chart presents net revenues generated by each of the Company’s product categories and other revenues as a percentage of our total net revenues for fiscal years 2026, 2025, and 2024.

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Bags	45.2%	44.0%	41.5%
Travel	26.9%	25.4%	23.7%
Accessories	12.9%	15.0%	16.3%
Home	8.0%	9.0%	10.8%
Apparel/Footwear	3.2%	3.7%	5.0%
Other (1)	3.8%	2.9%	2.7%
Total	100.0%	100.0%	100.0%
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
Accessories. Accessories include Vera Bradley-branded fashion accessories such as ID holders, lanyards, wallets, wristlets, eyewear, various technology accessories, and bag charms. We believe our accessories are attractively priced and allow the consumer to include some color in her wardrobe. Our product development teams consistently update the accessories assortment based on consumer demand and fashion trends.
Home. Our home category includes textiles, including throw blankets and beach towels, as well as items such as mugs and tumblers.
Apparel/Footwear. Our apparel and footwear category includes, among other items, Vera Bradley sleepwear, outerwear, slippers, and socks.
Product Development
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
In addition to products developed in-house, we also pursue brand extensions through strategic partnerships, licensing agreements, and brand collaborations. We currently have licenses in place for eyewear; bedding and bath textiles; sleep and loungewear; and stationery/drinkware. We also have licensing agreements with NFL, Disney Consumer Products, Peanuts Worldwide, NBC Universal, Warner Brothers, and NCAA (collegiate). We will continue to look for the right strategic partners and licensees that can augment the brand and provide established distribution networks for certain categories of business. Additional arrangements will be launched in fiscal 2027.
Marketing
We believe that the growth of our brand and our business is influenced by our ability to introduce and sell our merchandise in a way that clearly conveys the Vera Bradley brand personality. We use marketing as a critical tool in our efforts to promote our brand.
We are continually focused on looking for new ways to creatively engage and retain our customers, grow brand awareness, and introduce new customers to our brand in a cost-effective manner.
Our marketing platform will continue to be a blend of digital and more traditional channels, such as email, paid digital, social media, quality media placements, public relations, and direct mail. Our marketing efforts are increasingly reflective of our ongoing commitment to diversity and inclusion. The goal of our 360-brand marketing program is to drive brand awareness and desirability, as well as connect with consumers where they are.

We will continue to drive social media engagement by amplifying user-generated content, growing our influencer and content creation programs, further enhancing social storytelling and social selling, expanding TikTok, Instagram, YouTube, and Facebook engagement.
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
Partnerships. During fiscal 2026, we reinforced our position as a company empowering women by aligning our efforts to support the Vera Bradley Breast Cancer Foundation.
Social Media and Online Marketing. We use online marketing and social networking sites as tools to increase brand awareness and drive traffic to our e-commerce sites (verabradley.com, outlet.verabradley.com, and international.verabradley.com) and to our Vera Bradley stores. Vera Bradley can be found on Facebook, Instagram, TikTok, X, Pinterest, and YouTube.
We have captured approximately 2.6 million active subscribed customer e-mail addresses in our online customer file, with many of these customers providing age, occupation, and location data. This information provides us with deeper insight into the products and categories that are of the highest interest to our customers and allows us to better target our customers with appropriate messages. As of January 31, 2026, we had approximately 1.9 million Facebook followers, and nearly 100,000 TikTok followers. Our Instagram has grown to approximately 660,000 followers and is our most highly engaged social medium. In addition, we often partner with brand-right influencers to promote our products.
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
Seasonality
Because Vera Bradley products are frequently given as gifts, we have historically realized, and expect to continue to realize, higher sales and operating income in the fourth quarter of our fiscal year, which includes the holiday months of November and December. In addition, our products are popular during back-to-school periods of August and September. Fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments, licensing agreement product launches, and other events affecting retail sales.
Channels of Distribution
We distribute our Vera Bradley products through our VB Direct (including e-commerce and retail stores) and VB Indirect segments primarily through e-commerce, wholesale retailers, and retail stores. This multi-channel distribution model is designed to enable operational flexibility and maximizes the methods by which we can access potential customers.
Vera Bradley Direct Segment
Full-Line Stores. We have developed a retail presence through our full-line stores, all located in the United States, which provides us with a format to showcase our brand and the full array of Vera Bradley products. As of January 31, 2026, we operated 29 full-line stores averaging approximately 2,000 square feet per store. Our sales associates are passionate about our products and customer service, which we believe translates into a superior shopping experience.

Outlet Stores. Our outlet stores are a vehicle for selling styles made specifically for our outlet channel, as well as retired merchandise at discounted prices, while maintaining brand integrity. Typically, approximately 97% of the merchandise found in our outlet stores consists of exclusive styles. Outlet stores are an integral part of our distribution strategy, as this format provides an additional channel of distribution for our products and enables us to better target value-oriented customers. Our outlet stores average approximately 3,500 square feet per store. As of January 31, 2026, we operated 86 outlet stores, all located in the United States.
Store Location Selection Strategy. Our store location decisions for both full-line and outlet stores are made based upon our comprehensive retail strategy that includes actual and planned penetration in both Indirect and Direct segments, as well as existing e-commerce demand. While we forecast that we will close additional underperforming full-line stores, we believe that long-term expansion of our store base is necessary to increase brand awareness and reinforce our brand image by contributing to our omni-channel retail strategy. In addition to analyzing store economics, we pay particular attention to the location within the shopping center, the size and shape of the space, and co-tenancies. Along with seeking co-tenants that we believe share our target customer, we seek a balanced mix of moderate and high-end retailers to encourage high levels of traffic.
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
E-Commerce. We sell our products through the Vera Bradley websites (verabradley.com, international.verabradley.com, and outlet.verabradley.com) as well as direct to consumer marketplaces. The objective of these websites is to provide both a mechanism for marketing directly to consumers and a storefront where consumers can find the entire full-line Vera Bradley collection. In November 2023, we transformed the online outlet from a flash-sale model to an everyday extension of our outlet stores. This brought new customers to the brand and helped offset weakness in the outlet store channel. We had over 57 million visits to verabradley.com and outlet.verabradley.com during fiscal 2026.
Annual Outlet Sale. Our annual outlet sale is typically held in the Allen County War Memorial Coliseum Exposition Center in Fort Wayne, Indiana. The annual outlet sale is an important tradition for Vera Bradley, has many loyal followers, and is an opportunity for us to sell our retired merchandise at discounted prices in a brand-right fashion. We will not be holding our annual outlet sale in fiscal 2027, as we focus on inventory for our stores and look to elevate the overall customer and brand experience of this event and will evaluate its return in future years.
Vera Bradley Indirect Segment
As of January 31, 2026, we sold our products in approximately 1,000 specialty retail locations, as well as department stores, national accounts, and third-party inventory liquidators, as well as through licensing agreements. We currently sell our products in approximately 270 department store locations as well as Amazon.com and other third party marketplaces.
The top 25% of our specialty retailers account for approximately 81% of total specialty retailer revenue. No single Indirect retailer represented more than 5% of consolidated net revenues in fiscal 2026, with the top ten Indirect retailers representing in the aggregate, approximately 75% of total Indirect segment net revenues. The majority of our Indirect retailers have been customers for over five years.
Indirect Sales Force
We believe that having a combination of an in-house sales force and a third-party agency, covering certain geographies, results in a more consistent brand presentation and messaging, enhanced support for our Indirect customers, and a more predictable, scalable, and cost-efficient business model.
In addition to acquiring new and growing existing accounts, our sales team serves as a support center for our Indirect customers by assisting and educating them in areas such as merchandising and visual presentation, marketing the brand, product selection, and inventory management. Our visual merchandising program provides our sales consultants with a framework to guide our Indirect customers regarding optimal product placement and display that is intended to reinforce the message that our brand is distinctive.

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
Approximately 53% of Vera Bradley product sales are derived from cotton-based materials. Our remaining fabrics and materials including leather, fleece, polyester, nylon, and microfiber. We work with fabric mill partners across Asia and work with leather tannery partners in South Korea and Europe. Most of our non-cotton fabrics are sourced in China and South Korea. The majority of our cotton-based products are sourced from Cambodia, Indonesia, and Vietnam.
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

We partner with BetterWork to conduct our factory audits. BetterWork brings diverse groups together (governments, global brands, factory owners, unions, and workers) to improve working conditions in the garment industry and make the sector more competitive. These audits encompass the Vera Bradley brand as they relate to our purchases in Cambodia.

The Company has implemented a formal forced labor compliance program consisting of vendor due diligence procedures, supply chain mapping, and cotton fiber verification utilizing third-party isotope testing services.

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
Copyrights and Trademarks
For Vera Bradley, the development of new patterns includes the design of primary and secondary prints. Once developed, we generally copyright our patterns as appropriate. We currently have approximately 1,450 copyrights related to the Vera Bradley business.
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

As of January 31, 2026, we had approximately 1,360 employees. Of the total, approximately 985 were engaged in retail selling positions; approximately 210 were engaged in distribution, sourcing and quality functions; approximately 15 were engaged in product design; and approximately 150 were engaged in corporate support and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good, and we have never encountered a significant work stoppage other than as related to temporary stoppages necessitated by the COVID-19 pandemic.

Project Quilt. Our Company-wide diversity and inclusion initiative, Project Quilt, continues to enhance diversity, equality, and inclusion, focusing on three key areas – the Associate Experience, the Customer Experience, and the Community Experience. The goal of the program is to make all associates feel welcome and a part of the Vera Bradley community.

Engagement. Vera Bradley believes it is critical to engage its different stakeholders in order to understand their views, values, and ideas and to design a more responsible environment for all involved. This stakeholder group includes associates. The Company engages its associates through surveys, town halls, and focus groups. Collectively, the Company's success is based upon the unique value of each person's contributions. Our long-term success depends on talented and engaged associates. Typically, we conduct an associate engagement survey each year in order to better understand our associates’ insights into our Company’s strengths and opportunities. The feedback gave us insight into improvement opportunities and is instrumental in decisions we make to shape, strengthen, and improve our Company. As a result of the survey feedback, over the last several years we have made meaningful improvements to benefits, career development, compensation, mental health and wellness programs, and our facilities. We believe listening to our associates’ feedback provided through the annual engagement survey continually strengthens our corporate culture.
In addition to the annual engagement survey, the Company facilitates ongoing dialogue with associates through internal focus groups such as the Sunshine Collective. This group meets regularly with members of middle management and serves as a forum to share information from leadership across business areas and to gather feedback from representatives regarding their respective teams and functions. The Sunshine Collective helps management better understand associate sentiment, identify potential areas of concern or opportunity, and maintain an ongoing pulse on employee engagement across the organization.

Pay and Benefits. The Company offers competitive pay packages that include market-competitive base and hourly compensation, healthcare, a 401(k) savings plan that includes a Company contribution match, paid time off (including for volunteerism), and an Employee Assistance Program.

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

Information About Our Executive Officers
The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position(s)
Ian Bickley	62	Chief Executive Officer & Chairman, Vera Bradley, Inc.
Martin Layding	55	Chief Operating & Financial Officer, Vera Bradley, Inc.
Mark C. Dely	50	Chief Administrative & Legal Officer and Corporate Secretary, Vera Bradley, Inc.
Melinda Paraie	63	Chief Brand Officer, Vera Bradley, Inc.

Ian Bickley serves as our Executive Chairman and Chief Executive Officer. Mr. Bickley was appointed permanent Chief Executive Officer in March 2026 after serving as our Interim Chief Executive Officer since July 2025. Mr. Bickley has been a member of our Board of Directors since November 2024. Mr. Bickley previously held numerous leadership roles during his nearly 25-year tenure with Coach, including serving for more than 10 years as President of the company’s International Group. Earlier in his career, he served as President and Chief Executive Officer of Coach Japan. Mr. Bickley also served as Interim Chief Executive Officer of The Body Shop and President of Global Business Development at Tapestry. He currently serves on the Board of Directors of Crocs and Brilliant Earth.
Martin Layding was named Chief Financial Officer in June 2025 and was promoted to also serve as the Chief Operating Officer in March 2026. Prior to joining the Company, Mr. Layding served in Chief Financial Officer roles across several organizations. Most recently, he served as Chief Financial Officer of Noodle Partners. Previously, he served as Chief Financial Officer at Rohrer Corporation, Function of Beauty, and several private equity backed firms, including for the Supreme Brand. Earlier in his career, Mr. Layding held finance leadership roles at Tapestry, including as divisional Chief Financial Officer for the Coach brand. He began his career in finance roles at Procter & Gamble.
Mark C. Dely joined the Company in August 2016 as our Vice President, Chief Legal Officer and Corporate Secretary and was promoted to also serve as the Chief Administrative Officer in September 2017. Prior to joining the Company, Mr. Dely served as Senior Vice President, Chief Legal Officer, General Counsel and Secretary of Fred’s, Inc.. Earlier in his career, he served as Vice President and Divisional General Counsel of the Franchise Services Group for The ServiceMaster Company, where he led the legal function for the company’s global franchise businesses. Mr. Dely previously served as the first in-house counsel for Delta & Pine Land Company and began his legal career at Fried Frank.
Melinda Paraie joined the Company in November 2025 as Chief Brand Officer. From 2018 to 2023, Ms. Paraie served as Chief Executive Officer of Cath Kidston, where she led the brand through a digital transformation, navigated the company through challenging business environment during the COVID-19 pandemic, and oversaw its eventual sale. Prior to that, she spent more than ten years at Tapestry (formerly Coach, Inc.), most recently serving as Senior Vice President of Merchandising for North America and previously for the APAC region. Ms. Paraie also served as Chief Merchandising Officer of John Hardy and, most recently, served as a strategic advisor to several brands, including The Body Shop and Adolfo Domínguez.
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
Risks Related to Our Business Operations and Industry
If we are unable to successfully implement our long-term strategic plans and growth strategies, including Project Sunshine, our future operating results could suffer.
The success of our long-term strategic plan and growth strategies, including Project Sunshine, alone or collectively, will depend on various factors, including the appeal of our product designs, retail presentation to consumers, effectiveness of our marketing initiatives, realignment of our digital platforms and strategies, expense-saving initiatives, competitive conditions, and economic conditions. Project Sunshine represents our comprehensive strategy to strengthen our market position by tapping into our brand’s strong emotional connection with consumers. There is no assurance that we will be able to successfully implement our strategic plan and growth strategies. If we are unsuccessful in implementing some or all of our strategies or initiatives, our future operating results could be adversely impacted.
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
If we are unable to effectively manage inventory levels, product assortment, and promotional activity across channels, our gross margins, brand perception, and results of operations could be adversely affected.
Our business requires us to forecast consumer demand and to manage inventory purchases, allocations, and replenishment decisions across Vera Bradley Direct, Vera Bradley Indirect, and our other channels, including sales through the Vera Bradley websites and marketplaces. Forecasting errors, changes in consumer preferences, delays in product flow, or shifts in channel mix may result in excess or aged inventory, higher markdowns, increased product returns, the need to increase promotional activity, and the write-off of inventory that cannot be sold at or above cost. Promotional activity by us or by our Vera Bradley Indirect partners or marketplace operators may also reduce realized pricing, compress gross margins, and adversely impact brand positioning. In addition, efforts to reduce promotions or optimize pricing may negatively impact traffic and conversion, and pricing inconsistencies across channels may harm customer trust or strain key Vera Bradley Indirect relationships.
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
We currently sell our Vera Bradley-branded products into two segments: Direct to consumers through Vera Bradley full-line and outlet stores in the United States, the Vera Bradley websites (verabradley.com, international.verabradley.com, and outlet.verabradley.com), typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana as well as direct to consumer marketplaces; and through our Vera Bradley Indirect wholesale business which consists of sales to specialty retail locations, department stores, national accounts, third-party inventory liquidators, as well as royalties recognized through licensing agreements related to the Vera Bradley brand. These channels are sometimes in direct competition and sales through these channels may not be incremental to total sales. If our omni-channel distribution model is unsuccessful, our business, financial condition, and results of operations could be materially adversely affected.
We may not be able to successfully open new stores and/or operate new and current stores as planned, which could adversely impact our results of operations.
Our long-term future growth prospects include our ability to successfully open new stores and operate new and current Vera Bradley stores. In recent years, however, Vera Bradley comparable store sales have declined. Consequently, the rate at which we have opened new stores has slowed. We have closed a total of 91 underperforming full-line stores and five underperforming outlet stores since the beginning of fiscal 2015 and forecast that we will close additional underperforming full-line stores. We will opportunistically evaluate new store locations if we can obtain favorable locations and rental agreements. We will continue to evaluate our plans for store openings in future years in light of demand and store performance.
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
Our business depends on a strong brand. If we are unable to execute our marketing strategies, intended to enhance our brand, then revenues and our results of operations could be adversely impacted.
We believe that the brand images that we have developed have contributed significantly to the success of our business. We also believe that enhancing the Vera Bradley brand through our marketing strategies is critical to maintaining and expanding our customer base. Enhancing our brand and implementing our marketing strategies may require us to make substantial investments in areas such as product design, store operations, store design, community relations, and marketing. These investments might not succeed. If we are unable to successfully execute our brand strategies, our results of operations could be adversely impacted.
Closing stores could result in significant costs to us.
We have closed a total of 91 underperforming full-line stores and five underperforming outlet stores since the beginning of fiscal 2015 and forecast that we will close additional underperforming stores. We could, in the future, decide to close additional stores beyond those currently forecasted that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results of operations and our cash on hand.
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
In our Vera Bradley Indirect business, we compete with numerous manufacturers, importers, and distributors of handbags, accessories, and other products for the limited space available for the display of such products to the consumer. In our Vera Bradley Direct business, we compete against other gift and specialty retailers, department stores, catalog retailers, and Internet businesses that engage in the retail sale of similar products. Moreover, the general availability of contract manufacturing allows new entrants easy access to the markets in which we compete, which may increase the number of competitors and adversely affect our competitive position and our business.
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
Distribution operations currently concentrated in a single, company-owned distribution center in Roanoke, Indiana.

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
We source our raw materials primarily from various suppliers in Asia, with the majority of non-cotton based products coming from China and South Korea. Our cotton-based products are sourced from areas outside of China. We outsource the production of a significant majority of our products to companies in Asia. We are subject to the risks inherent in global sourcing and manufacturing, including, but not limited to:
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

Our ability to source our products at favorable prices, or at all, could be harmed, with adverse effects on our results of operations, if new trade restrictions are imposed, existing trade restrictions become more burdensome, or increased tariffs are implemented.
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
We currently rely on independent transportation service providers for substantially all of our product shipments. Our utilization of these delivery services, or those of any other shipping companies that we may elect to use, is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, labor shortages, health emergencies, and inclement weather, which may impact a shipping company’s ability to provide delivery services sufficient to meet our shipping needs.
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
Changes in privacy laws, regulations, and platform policies could increase our compliance costs and limit our ability to acquire customers effectively, which could adversely affect our business.
We are subject to a rapidly evolving set of privacy, data protection, marketing, and consumer disclosure laws and regulations in the United States and internationally. Compliance may require changes to our data practices, notices, consent mechanisms, vendor management, and recordkeeping, and may increase costs related to personnel, systems, monitoring, and audits. In addition, changes in browser, mobile operating system, and advertising platform policies may limit the availability of data signals used for measurement and targeting, which could reduce the effectiveness of our marketing spend, increase customer acquisition costs, and adversely affect our ability to grow sales through the Vera Bradley websites and marketplaces.
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
We operate e-commerce stores at www.verabradley.com, outlet.verabradley.com, and international.verabradley.com. Expanding our e-commerce business is one of the key objectives of our business strategy. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including from computer viruses, telecommunication failures, and electronic break-ins and similar disruptions. Internet operations involve risks which may be beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the level of merchandise returns we experience; (iii) governmental regulation; (iv) e-commerce security breaches involving unauthorized access to our systems and/or customer information; (v) credit card fraud; (vi) adverse changes in the terms, policies, algorithms, fees, or service levels of marketplaces or other third-party digital platforms on which we sell or advertise; and (vii) competition and general economic conditions specific to the Internet, e-commerce, and the accessories industry. If we are unable to effectively address these risks and any other risks that we face in connection with our Internet operations, our business, financial condition, results of operations, and/or cash flows could be materially adversely affected.
The use of or failure to adopt artificial intelligence technologies may impact our business
The use of artificial intelligence (“AI”) technologies could expose us to operational, legal, regulatory, cybersecurity, and reputational risks, and the use of AI by third parties could increase fraud, misinformation, data privacy concerns, and other risks to our business. AI technologies may produce inaccurate, biased, or unreliable outputs, and our reliance on such technologies, whether internally developed or obtained from third parties, could result in errors in decision-making, regulatory scrutiny, customer dissatisfaction, or damage to our reputation.
In addition, our business increasingly depends on technology and digital capabilities, and the thoughtful development, integration, and oversight of AI technologies may be important to our long-term competitiveness. Implementing or integrating AI technologies may require significant investments in infrastructure, data management, governance, and talent, and may involve complex implementation efforts and operational risks. If we are unable to develop, acquire, implement, or manage AI technologies effectively, in a cost-efficient or timely manner, or if such technologies do not perform as intended, our operations, financial condition, and results of operations could be adversely affected.
Further, the competitive landscape may evolve rapidly as companies invest in and deploy AI-enabled products, services, and processes. We may not be successful in identifying, developing, or adopting AI capabilities that meet the needs of our customers or keep pace with technological advances. Competitors or new market entrants may develop or deploy AI technologies more effectively than we do, which could erode our competitive position. Conversely, if we fail to adopt AI technologies thoughtfully and strategically, or fail to appropriately govern their use, we could miss opportunities to improve efficiency, innovation, and customer experience, which could materially adversely affect our business, results of operations, and long-term competitiveness.
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
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived asset groups may not be recoverable. If we determine that the carrying value of long-lived asset groups are not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal years 2026 and 2025 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $1.0 million and $2.4 million during fiscal years 2026 and 2025, respectively, within selling, general, and administrative expenses in the consolidated statements of operations to write down the carrying values of these stores' long-lived asset groups to their estimated fair values. We recorded no long-lived asset impairments in fiscal 2024.
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
•future sales of the Company's treasury stock, or the issuance of new shares to raise capital for the business
•our entry into new markets;
•the impact of wars, hostilities, riots, social unrest or acts of terrorism on trading markets;
•general economic conditions and broader market volatility that may affect the trading price of our common stock regardless of our operating performance
•changes in laws or regulations that impact the retail industry, including the imposition or increase in the rate of tariffs or trade sanctions;
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
Robert Hall, Barbara Bradley Baekgaard, Joan Hall (Mr. Hall’s wife and Ms. Bradley Baekgaard’s daughter), Patricia R. Miller, and P. Michael Miller, directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, 21.1% of our outstanding shares of common stock as of January 31, 2026. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors, any amendments to our second amended and restated articles of incorporation, and significant corporate transactions. This concentrated ownership of outstanding common stock may diminish an investor's ability to influence corporate matters, and the interests of these shareholders may not coincide with our interests or interests of investors. As a result, we may take actions that investors do not believe to be in our interests or their interests and that could depress our stock price. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.
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
A pandemic (COVID-19) in the past resulted in travel restrictions both domestically and internationally, community and self-quarantines, certain factory closures or reduced operations, as well as mall closures and reduced mall operating hours. This could happen in the future as well. Due to the past pandemic we experienced significantly reduced traffic, demand, and sales. This could recur in the future. Future pandemic-related mandates from governments and public health officials may necessitate additional closures to some, or all, of our retail stores, the stores of our Indirect segment partners, or otherwise detrimentally impact aspects of our operations, as COVID-19 did in the past. Pandemics may reduce consumers' willingness and ability to travel to major cities and vacation destinations in which some of our stores are located.
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
•timing of sales to Vera Bradley wholesale retailers; and
•timing of new pattern and collection releases and new product introductions.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cyber Risk Management and Strategy
Cybersecurity is an important part of the Company’s overall approach to managing the Company’s risks. We utilize recognized experts and leading third party cybersecurity firms to assist us in designing and operating our cybersecurity risk management. Our cybersecurity programs include physical, administrative, and technical safeguards designed to help us detect and prevent cybersecurity threats and incidents. Additionally, we have a cyber security incident response plan that outlines the structure, roles, responsibilities and operating procedures to utilize during potentially significant events that could negatively impact the Company. Our cybersecurity incident response plan provides a documented framework for handling high severity security incidents and includes facilitated coordination across multiple functions of the Company. Our incident response plan also includes identifying and responding to material risks from cybersecurity threats associated with our use of third-party service providers.
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
Governance Related to Cybersecurity Risks
Our audit committee of our board of directors is formally charged with oversight of cyber security risk. This includes reviewing the Company’s cybersecurity and other technology risks, controls and procedures. The Committee also reviews on an on-going basis the threat landscape facing the Company, the Company’s strategy to mitigate cybersecurity risks and any potential data security incidents and the Company’s plans and responses to such incidents. The chair of the Audit Committee provides regular updates to the full board of directors regarding the audit committee meetings and any meaningful cybersecurity updates. Our cybersecurity risk management process is overseen by our Chief Administrative Officer and other professionals in the Company’s enterprise technology team, including a dedicated security specialist who has been with the Company in various security roles since 2018. Our Chief Administrative Officer has overseen the Company’s technology portfolio since 2017 and regularly provides updates and engages in dialogue with the audit committee regarding the Company’s cybersecurity.
In fiscal 2026 we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

Item 2.        Properties
The following table sets forth the location, use, and size of our distribution, corporate facilities, and showrooms as of January 31, 2026. The leases on the leased properties expire at various times through 2027, subject to renewal options.

Location	Primary Use	Approximate Square Footage	Leased/Owned
Roanoke, Indiana	Vera Bradley corporate headquarters, design center, and showroom	188,000	Owned
Roanoke, Indiana	Vera Bradley warehouse and distribution	428,500	Owned
New York, New York	Vera Bradley office and showroom	3,700	Leased
Hong Kong	Vera Bradley Asia sourcing office	5,100	Leased
Dallas, Texas	Vera Bradley showroom	1,800	Leased
As of January 31, 2026, we also leased 116 store locations, including a former location, in the United States. See below for more information regarding the locations of our open stores as of January 31, 2026.
We consider these properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The properties in the above table are used by both the Vera Bradley Direct segment and Vera Bradley Indirect segment, excluding the standalone showroom which is used exclusively by the Vera Bradley Indirect segment.

Store Locations
Our full-line stores are located primarily in high-traffic regional malls, lifestyle centers, and mixed-use shopping centers across the United States. The following table shows the number of full-line and outlet stores we operated in each state as of January 31, 2026:

State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Outlet Stores	State	Total Number of Vera Bradley Full-Line Stores	Total Number of Vera Bradley Outlet Stores
Alabama	1	1	Minnesota	1	1
Arizona	0	1	Mississippi	0	2
Colorado	0	1	Missouri	0	2
Connecticut	0	1	Nebraska	0	1
Delaware	1	1	Nevada	0	1
Florida	1	8	New Hampshire	0	2
Georgia	0	4	New Jersey	2	3
Hawaii	1	1	New York	1	5
Illinois	3	2	North Carolina	0	6
Indiana	2	2	Ohio	2	3
Iowa	1	1	Oklahoma	0	2
Kansas	1	1	Pennsylvania	2	6
Kentucky	1	1	South Carolina	0	4
Louisiana	0	1	Tennessee	0	3
Maryland	1	2	Texas	2	10
Massachusetts	1	1	Virginia	1	2
Michigan	3	2	Wisconsin	1	2
			Totals	29	86
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
In June of 2025, the Company received a notice from the buyer of Creative Genius requesting a purchase price adjustment of approximately $4.6 million related to the sale of Creative Genius. The demand was based on certain working capital adjustments. The Company has disputed this purchase price adjustment request. On August 27, 2025, the Company filed an action in the Chancery Court of Delaware seeking a judgment declaring that the buyer’s claim for a purchase price adjustment is improper and barred by the purchase Agreement. The Company has filed for summary judgment in that action and is awaiting decision from the Court. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company believes the purchase price adjustment is improper, and is seeking to have it declared as such by a Delaware Court. The Company believes that it has a number of meritorious legal approaches in defending itself against these claims. The Company is also subject to other legal proceedings from time to time in the ordinary course of business but does not believe any of these such claims would have a material adverse impact on the Company at this time.

Item 4.        Mine Safety Disclosure
Not Applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VRA”.
As of March 27, 2026, we had approximately 27 registered shareholders of record. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during fiscal 2026. Refer to Note 13 of the Notes to the Consolidated Financial Statements as set forth in Part II, Item 8. of this Annual Report on Form 10-K for additional information regarding our share repurchase programs.
Dividends
Our common stock began trading on October 21, 2010, following our initial public offering. Since that time, we have not declared any cash dividends. The payment of dividends is evaluated on a periodic basis.

Stock Performance Graph
The graph set forth below compares the cumulative shareholder return on our common stock between January 30, 2021, and January 31, 2026, to the cumulative return of (i) the S&P 500 Index and (ii) the S&P 500 Apparel, Accessories, and Luxury Goods Index over the same period. This graph assumes an initial investment of $100 on January 30, 2021, in our common stock, the S&P 500 Index, and the S&P 500 Apparel, Accessories, and Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

200
150
100
50
0
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
1/31/2026
Vera Bradley, Inc.
S&P 500 Index
S&P Apparel, Accessories, and Luxury Goods Index

Company/Market/Peer Group	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025	1/31/2026
Vera Bradley, Inc.	$100.00	$93.61	$65.67	$92.76	$44.24	$28.39
S&P 500 Index	$100.00	$121.00	$112.98	$139.92	$172.78	$201.03
S&P 500 Apparel, Accessories, and Luxury Goods Index	$100.00	$98.50	$71.83	$58.68	$64.17	$54.60

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
Executive Summary
Some of our major achievements for fiscal 2026 are as follows:

We began execution of Project Sunshine, a comprehensive strategy to strengthen our market position by tapping into our brand’s strong emotional connection with consumers. We are simplifying decision-making, removing organizational complexity, and focusing resources on high-impact initiatives. This operational focus, paired with prudent cost management, will allow us to invest in the brand, innovation, and customer experiences, all while driving shareholder value. These improvements are about agility — building a responsive organization to fully leverage our unique brand position.

•Our Direct segment has seen promising improvement throughout the fiscal year, giving us confidence that Project Sunshine is beginning to resonate with our customers

•We partnered with Anthropologie for exclusive product collaborations which align with our target customers and expand our customer reach.

•We continued another year of product collaborations with iconic brands such as Disney, Peanuts, Harry Potter, and Gilmore Girls which resonate with our customers.

•We implemented Outlet 2.0, one of our pillars of Project Sunshine, which will provide a more brand-enhancing retail experience for our customers.

•We are a Better CottonTM member and continue to increase our procurement of cotton from Better CottonTM supply chain partners.

•We continued to strengthen and rationalize our store base. We are continuing to look for opportunities to improve the full-line profitability of our full-line store portfolio by re-balancing our existing fleet through select closures along with identifying future market opportunities. In fiscal 2026, we closed twelve underperforming full-line stores and one outlet store, and opened two full-line stores, ending the fiscal year with 29 full-line and 86 outlet locations.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.
Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the VB Direct segment reflect sales through full-line and outlet stores, our websites (verabradley.com, international.verabradley.com, and outlet.verabradley.com), and direct to consumer marketplaces. Revenues for the VB Indirect segment reflect sales to specialty retail partners; department stores; national accounts; and third-party inventory liquidators, as well as royalties recognized through licensing agreements.
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
Gross Profit
Gross profit is equal to our net revenues less our cost of sales. Cost of sales includes the direct cost of purchased merchandise, distribution center costs, operations overhead, duty, all inbound and outbound freight costs incurred, and inventory adjustments. The components of our reported cost of sales may not be comparable to those of other retail and wholesale companies.
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
•VB Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers; and
Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. A portion of our advertising expenses may be reimbursed by Indirect retailers, and such amount is classified as other income. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations, as well as severance charges and consulting fees associated with cost savings initiatives disclosed in Note 14 to the Notes to the Consolidated Financial Statements herein.
Cost Savings Initiatives and Other Charges
During fiscal 2026, the Company continued targeted cost reductions. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. Refer to Note 14 to the Notes to the Consolidated Financial Statements herein for additional information regarding charges for cost savings initiatives and remaining liabilities, as well as other charges not comparable with the prior year.
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

To mitigate some of these inflationary and supply chain pressures, we implemented strategic price increases in late fiscal 2022 through fiscal 2024, as well as in fiscal 2026. We will continue to monitor our pricing as it relates to the current macroeconomic trends. In addition, in fiscal 2023 through fiscal 2026, we implemented targeted cost reductions across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll. We will continue to review our expense structure in future years for additional cost reduction opportunities.

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

	Fiscal Year Ended (1)
($ in thousands)	January 31, 2026	February 1, 2025	February 3, 2024
Statement of (Loss) Income Data:
Net revenues	$269,651	$318,795	$383,713
Cost of sales	144,614	159,957	179,748
Gross profit	125,037	158,838	203,965
Selling, general, and administrative expenses (2)	158,142	188,462	193,247
Other income, net	1,193	832	899
Operating (loss) income from continuing operations	(31,912)	(28,792)	11,617
Interest (expense) income, net	(462)	752	661
(Loss) income from continuing operations before income taxes	(32,374)	(28,040)	12,278
Income tax expense	303	5,339	3,682
Net (loss) income from continuing operations	(32,677)	(33,379)	8,596
Loss from discontinued operations, net of income tax	(15,163)	(28,809)	(758)
Net (loss) income	$(47,840)	$(62,188)	$7,838
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	53.6%	50.2%	46.8%
Gross profit	46.4%	49.8%	53.2%
Selling, general, and administrative expenses	58.6%	59.1%	50.4%
Other income, net	0.4%	0.3%	0.2%
Operating (loss) income from continuing operations	(11.8)%	(9.0)%	3.0%
Interest (expense) income, net	(0.2)%	0.2%	0.2%
(Loss) income from continuing operations before income taxes	(12.0)%	(8.8)%	3.2%
Income tax expense	0.1%	1.7%	1.0%
Net (loss) income from continuing operations	(12.1)%	(10.5)%	2.2%
Loss from discontinued operations, net of income tax	(5.6)%	(9.0)%	(0.2)%
Net (loss) income	(17.7)%	(19.5)%	2.0%

The following tables present net revenues by operating segment, both in dollars and as a percentage of our net revenues, and Vera Bradley full-line and outlet store data for the last three fiscal years:

	Fiscal Year Ended (1)
($ in thousands, except as otherwise indicated)	January 31, 2026	February 1, 2025	February 3, 2024
Net Revenues by Segment:
VB Direct	$227,791	$257,609	$309,910
VB Indirect	41,860	61,186	73,803
Total	$269,651	$318,795	$383,713
Percentage of Net Revenues by Segment:
VB Direct	84.5%	80.8%	80.8%
VB Indirect	15.5%	19.2%	19.2%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Vera Bradley Store Data (3):
Total stores opened during period	2	8	3
Total stores closed during period	(13)	(6)	(9)
Total stores open at end of period	115	126	124
Comparable sales (including e-commerce) decrease (4)	(11.6)%	(16.6)%	(7.1)%
Total gross square footage at end of period	360,629	387,510	375,198
Average net revenues per gross square foot (5)	$320	$403	$518

(1)The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2026 and 2025 consisted of 52 weeks. Fiscal year 2024 consisted of 53 weeks. The extra week in fiscal 2024 contributed approximately $4.9 million in net revenues and added an estimated $0.01 to diluted net income per share in fiscal 2024. By segment, the extra week contributed net revenues of approximately $2.8 million to Direct and $2.1 million to Indirect.
(2)Impairment charges, related primarily to underperforming stores, totaled $1.0 million, and $2.4 million during the fiscal years ended January 31, 2026, and February 1, 2025, respectively. There were no store impairment charges in fiscal 2024.
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

Fiscal 2026 Compared to Fiscal 2025
Net Revenues
For fiscal 2026, net revenues decreased $49.1 million, or 15.4%, to $269.7 million, from $318.8 million for fiscal 2025.
VB Direct. For fiscal 2026, net revenues decreased $29.8 million, or 11.6%, to $227.8 million, from $257.6 million for fiscal 2025. Vera Bradley comparable sales decreased $28.6 million, or 11.6%, which includes a 20.8% decrease in comparable store sales, partially offset by a 1.2% increase in e-commerce sales. The decrease in comparable sales and comparable store sales was impacted by reduced traffic and conversion primarily in the outlet channel.

VB Indirect. For fiscal 2026, net revenues decreased $19.3 million, or 31.5%, to $41.9 million, from $61.2 million for fiscal 2025. The decrease was primarily related to a decline in specialty and key account orders as well as a decrease in liquidation sales.
Gross Profit
For fiscal 2026, gross profit decreased $33.8 million, or 21.3%, to $125.0 million, from $158.8 million for fiscal 2025. As a percentage of net revenues, gross profit decreased to 46.4% for fiscal 2026, from 49.8% for fiscal 2025. The decrease in consolidated gross profit as a percentage of net revenues for the fiscal year was driven by a $5.2 million inventory write-down related to the Brands' strategic product shift toward cotton and heritage prints, as well as lower margin sales associated with inventory originating from prior strategic initiatives, partially offset by improved product margins across channels driven by more favorable promotional activity and pricing.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2026, SG&A expenses decreased $30.4 million, or 16.1%, to $158.1 million, from $188.5 million for fiscal 2025. As a percentage of net revenues, SG&A expenses were 58.7% and 59.1% for fiscal 2026 and fiscal 2025, respectively. The decrease in consolidated SG&A expenses for fiscal 2026 was primarily due to a decrease in employee-related expenses of $13.4 million due to a reduction in headcount and incentive compensation; decreased advertising and selling expenses of $15.6 million due to decreased sales, partially offset by a $4.0 million write-off of media credits that were not expected to be fully utilized; a $1.9 million decrease building related expenses; lower impairment charges related to store assets of approximately $1.4 million compared to the prior year; $0.8 million reduction in corporate expenses; a decrease of $0.5 million for software maintenance costs; and $0.8 million in net other expense reductions.
Other Income, Net
For fiscal 2026, net other income increased $0.4 million, or 43.4%, to $1.2 million, from $0.8 million in the prior year. The increase in net other income was primarily attributable to income from the Transition Services Agreement ("TSA") resulting from the sale of Creative Genius.
Operating Loss from Continuing Operations
For fiscal 2026, operating loss from continuing operations increased $3.1 million, or 10.8%, to $(31.9) million, from $(28.8) million for fiscal 2025. As a percentage of net revenues, operating loss from continuing operations was (11.8)% and (9.0)% for fiscal 2026 and fiscal 2025, respectively. Operating loss from continuing operations decreased due to the factors described above.
The following table provides additional information about our operating loss from continuing operations (in thousands):

	Fiscal Year Ended		$ Change	% Change
	January 31, 2026	February 1, 2025
Operating Loss from continuing operations:
VB Direct	$18,322	$25,240	$(6,918)	(27.4)%
VB Indirect	8,582	15,414	(6,832)	(44.3)%
Less: Unallocated corporate expenses	(58,816)	(69,446)	10,630	15.3%
Operating loss from continuing operations	$(31,912)	$(28,792)	$(3,120)	(10.8)%

VB Direct. For fiscal 2026, operating income decreased $6.9 million, or 27.4%. As a percentage of VB Direct segment net revenues, operating income in the VB Direct segment was 8.0% and 9.8% for fiscals 2026 and 2025, respectively. The decrease in operating income as a percentage of VB Direct segment net revenues was primarily due to decreased sales, a decrease in gross margin as a percent of net revenues driven by inventory reserve charges, and SG&A expense deleverage associated with decreased sales.
VB Indirect. For fiscal 2026, operating income decreased $6.8 million, or 44.3%. As a percentage of VB Indirect segment net revenues, operating income in the VB Indirect segment was 20.5% and 25.2% for fiscals 2026 and 2025, respectively. The decrease in operating income as a percentage of VB Indirect segment net revenues was primarily due to reduced margin for indirect liquidations sales and SG&A expense deleverage resulting from decreased sales.
Corporate Unallocated. For fiscal 2026, corporate unallocated expenses decreased $10.6 million, or 15.3% to $58.8 million from $69.4 million in the prior-year period. The decrease in corporate unallocated expenses was primarily due to a $5.5 million decrease in employee related expenses including incentive compensation and salaries resulting from headcount reductions; a decrease of $2.1 million for corporate expenses and professional fees; a reduction in advertising expenses of $5.4 million, partially offset by a $4.0 million write-off of media credits that were not expected to be fully utilized; decreased building expenses of $0.8 million; and $0.8 million in net other expense reductions.
Interest (Expense) Income, Net
For fiscal 2026, there was net interest expense of $(0.5) million, a $1.3 million increase from net interest income of $0.8 million in fiscal 2025.
Income Tax Expense
For fiscal 2026, we recorded income tax expense of $0.3 million at an effective tax rate of (0.9)%, compared to $5.3 million at an effective tax rate of (19.0)% for fiscal 2025. The effective tax rate change was primarily attributable to the full valuation allowance recorded in the prior year against the Company's net deferred tax assets, as well as the relative impact of permanent and discrete items in the current-year period compared to the prior-year period which largely relates to non-deductible executive compensation.
Net Loss from Continuing Operations
For fiscal 2026, net loss from continuing operations decreased $0.7 million, or 2.1%, to $(32.7) million, from $(33.4) million in fiscal 2025 due to the factors described in the captions above.
Loss from Discontinued Operations
For fiscal 2026, loss from discontinued operations decreased $13.6 million, or 47.4%, to $(15.2) million, from $(28.8) million in fiscal 2025.
Net Loss
For fiscal 2026, net loss decreased $14.3 million, or 23.1%, to $(47.8) million, from $(62.2) million in fiscal 2025 due to the factors described in the captions above.

Fiscal 2025 Compared to Fiscal 2024
Net Revenues
For fiscal 2025, net revenues decreased $64.9 million, or 16.9%, to $318.8 million, from $383.7 million for fiscal 2024.
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
Gross Profit
For fiscal 2025, gross profit decreased $45.2 million, or 22.1%, to $158.8 million, from $204.0 million for fiscal 2024. As a percentage of net revenues, gross profit decreased to 49.8% for fiscal 2025, from 53.2% for fiscal 2024. The decrease in gross profit as a percentage of net revenues was driven by increased outbound freight costs, sales channel mix, and reduced margins for indirect liquidation sales.
Selling, General, and Administrative Expenses (“SG&A”)
For fiscal 2025, SG&A expenses decreased $4.8 million, or 2.5%, to $188.5 million, from $193.3 million for fiscal 2024. As a percentage of net revenues, SG&A expenses were 59.1% and 50.4% for fiscal 2025 and fiscal 2024, respectively. The decrease in SG&A expenses for fiscal 2025 was primarily due to a decrease in employee-related expenses of $12.1 million due to a reduction in headcount and incentive compensation and decreased selling expenses of $2.0 million due to decreased sales, partially offset by an increase of $6.8 million in advertising expenses, and $2.4 million of property, plant, and equipment charges recorded in fiscal 2025, and $0.1 million in net other expenses.
Other Income, Net
For fiscal 2025, net other income decreased $0.1 million, or 7.5%, to $0.8 million, from $0.9 million for fiscal 2024.

Operating (Loss) Income from Continuing Operations
For fiscal 2025, there was an operating loss from continuing operations of $(28.8) million, a $40.4 million increase, or 347.8%, from operating income from continuing operations of $11.6 million for fiscal 2024. As a percentage of net revenues, operating (loss) income from continuing operations was (9.0)% and 3.0% for fiscal 2025 and fiscal 2024, respectively. Operating (loss) income from continuing operations increased due to the factors described above.
The following table provides additional information about our operating (loss) income from continuing operations (in thousands):

	Fiscal Year Ended		$ Change	% Change
	February 1, 2025	February 3, 2024
Operating (Loss) Income from continuing operations:
VB Direct	$25,240	$61,873	$(36,633)	(59.2)%
VB Indirect	15,414	24,279	(8,865)	(36.5)%
Less: Unallocated corporate expenses	(69,446)	(74,535)	5,089	6.8%
Operating (loss) income from continuing operations	$(28,792)	$11,617	$(40,409)	347.8%

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
Corporate Unallocated. For fiscal 2025, corporate unallocated expenses decreased $5.1 million, or 6.8% to $69.4 million from $74.5 million for fiscal 2024. The decrease in corporate unallocated expenses was primarily due to a $5.9 million decrease in employee related expenses including incentive compensation and salaries resulting from headcount reductions and $0.1 million in net other expense reductions, partially offset by an increase of $0.6 million in advertising related to prior strategic initiatives and an increase in professional fees of $0.3 million.
Interest Income, Net
For fiscal 2025, there was net interest income of $0.8 million, a $0.1 million increase from $0.7 million in fiscal 2024.
Income Tax Expense
For fiscal 2025, we recorded income tax expense of $5.3 million at an effective tax rate of (19.0)%, compared to $3.7 million at an effective tax rate of 30.0% for fiscal 2024. The effective tax rate change was primarily attributable to the full valuation allowance recorded in fiscal 2025 against the Company's net deferred tax assets, as well as the relative impact of permanent and discrete items in fiscal 2025 compared to fiscal 2024 which largely relates to non-deductible executive compensation.
Net (Loss) Income from Continuing Operations
For fiscal 2025, there was a net loss from continuing operations of $(33.4) million, a $42.0 million increase, or 488.3%, from net income from continuing operations of $8.6 million in fiscal 2024 due to the factors described in the captions above.
Loss from Discontinued Operations
For fiscal 2025, loss from discontinued operations increased $28.0 million, or 3701.0%, to $(28.8) million, from $(0.8) million in fiscal 2024.
Net (Loss) Income
For fiscal 2025, there was a net loss of $(62.2) million, a $70.0 million increase, or 893.4%, from net income of $7.8 million in fiscal 2024 due to the factors described in the captions above.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash and cash equivalents and cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). Availability under the Credit Agreement is driven by a borrowing base comprised primarily of eligible accounts receivable and inventory, each subject to advance rates, eligibility criteria, and applicable reserves. As a result, borrowing capacity may fluctuate based on the level and quality of receivables and the composition and valuation of inventory. There was no debt outstanding under the Credit Agreement as of January 31, 2026. The Company also owns two real estate properties that are unencumbered, which provide additional financial flexibility and may serve as a potential source of liquidity or collateral, if needed. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net cash (used in) provided by operating activities	$(9,971)	$(14,102)	$47,993
Net cash used in investing activities	(1,536)	(10,373)	(13,770)
Net cash used in financing activities	(233)	(22,515)	(3,548)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation, amortization, impairment charges, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities was $10.0 million during fiscal 2026, as compared to $14.1 million during fiscal 2025. The decrease in cash used in operating activities was primarily driven by a $14.3 million decrease in net loss in the current year and the $20.4 million valuation allowance recorded in the prior year period against the Company's deferred tax assets, partially offset by a loss on sale of business of $15.2 million, as well as other non-cash adjustments and changes in working capital.
Net Cash Used in Investing Activities
Investing activities consisted primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $1.5 million in fiscal 2026, compared to $10.4 million in fiscal 2025. The decrease in cash used in investing activities was primarily a result of decreased property, plant, and equipment spending of $7.1 million due to a reduction in store openings and remodels in fiscal 2026, compared to fiscal 2025, as well as $1.8 million in proceeds from the sale of Creative Genius in the current year.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.2 million in fiscal 2026 compared to $22.5 million in fiscal 2025. The decrease in cash used in financing activities was primarily due to a decrease in repurchases of common stock of $21.8 million.
Refer to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2025, for a comparison of fiscal 2025 to fiscal 2024 cash flow activity.

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
As of January 31, 2026, the Company had no borrowings outstanding under the Credit Agreement and had availability of $58.6 million, subject to the borrowing base provisions of the facility.
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
The balance of inventory adjustments was $6.0 million and $0.7 million for these matters as of the fiscal years ended January 31, 2026, and February 1, 2025, respectively.
We believe we have the ability to sell some of our retired finished goods through a number of channels, including our Vera Bradley websites, the Vera Bradley online outlet site, Vera Bradley outlet stores, the Vera Bradley Annual Outlet Sale, and through third-party liquidators as needed.
Valuation of Long-lived Assets
Property, plant, and equipment and operating right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In evaluating an asset group for recoverability, we estimate the future cash flows expected to result from the use of the asset group at the store level, the lowest identifiable level of cash flow, if applicable. If the sum of the estimated undiscounted future cash flows related to the asset group is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by an estimated discounted cash flow analysis of the asset. Factors used in the valuation of long-lived assets include, but are not limited to, our plans for future operations, brand initiatives, recent operating results, and projected future cash flows. With respect to our stores, we analyze store economics, location within the shopping center, the size and shape of the space, and desirable co-tenancies in our selection process. Impairment charges are classified in SG&A expenses and were $1.0 million, and $2.4 million for the periods ended January 31, 2026, and February 1, 2025, respectively. No impairment charges were recorded in fiscal 2024.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vera Bradley, Inc. and subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of Inventories - Refer to Note 2 to the financial statements
Critical Audit Matter Description
Inventories consist of purchased merchandise and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company considers obsolescence, excess quantities, and other factors, including the popularity of a pattern or product, in evaluating net realizable value. Valuation adjustments are recorded if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. This adjustment calculation requires the Company to make assumptions and estimates, which are based on factors such as merchandise seasonality, historical trends, and estimated sales and inventory levels, including sell-through of remaining units.
Given the assumptions and estimates used by management to estimate the valuation adjustments, auditing the adjustments to inventory involved a higher degree of auditor judgment and involvement of more experienced senior members of the engagement to evaluate the reasonableness of management's estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to adjustments made to inventory for lower of cost or net realizable value and obsolescence included the following, among others:

•We tested the effectiveness of controls over the inventory valuation process, including controls over the inputs that are used in management's estimate.

•We evaluated the appropriateness and consistency of management's method and assumptions used in developing their estimate of the inventory valuation adjustment, and inquired of management regarding current and expected future sales trends.

•We tested the mathematical accuracy of the Company's inventory valuation adjustment calculation.

•We evaluated the appropriateness of specific inputs supporting management's estimate, including historic inventory trends, the age of on-hand inventory levels, and current and subsequent sales of inventory.

•We tested the recorded inventory reserve by developing an expectation for the amount of the inventory reserve and comparing our expectation to the amount recorded by management.
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 27, 2026

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vera Bradley, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vera Bradley, Inc. and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 27, 2026, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 27, 2026

Vera Bradley, Inc.
Consolidated Balance Sheets
(in thousands)

	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$18,513	$28,628
Accounts receivable, net	17,301	13,797
Inventories	75,951	91,430
Short-term contingent consideration	1,605	—
Income taxes receivable	317	584
Prepaid expenses and other current assets	6,034	8,072
Current assets of discontinued operations	—	22,361
Total current assets	119,721	164,872
Operating right-of-use assets	63,233	74,841
Property, plant, and equipment, net	46,358	52,555
Long-term contingent consideration	230	—
Other assets	4,463	9,048
Long-term assets of discontinued operations	—	5,374
Total assets	$234,005	$306,690
Liabilities, Redeemable Noncontrolling Interest, and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,235	$17,198
Accrued employment costs	5,394	6,527
Short-term operating lease liabilities	18,620	19,024
Other accrued liabilities	10,185	9,221
Income taxes payable	16	—
Current liabilities of discontinued operations	—	6,023
Total current liabilities	50,450	57,993
Long-term operating lease liabilities	51,914	66,307
Other long-term liabilities	2	47
Long-term liabilities of discontinued operations	—	3,388
Total liabilities	102,366	127,735
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 43,800 and 43,535 shares issued and 27,966 and 27,701 outstanding, respectively	—	—
Additional paid-in capital	116,152	115,515
Retained earnings	172,439	220,279
Accumulated other comprehensive loss	(132)	(19)
Treasury stock	(156,820)	(156,820)
Total shareholders’ equity of Vera Bradley, Inc.	131,639	178,955
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$234,005	$306,690
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net revenues	$269,651	$318,795	$383,713
Cost of sales	144,614	159,957	179,748
Gross profit	125,037	158,838	203,965
Selling, general, and administrative expenses	158,142	188,462	193,247
Other income, net	1,193	832	899
Operating (loss) income from continuing operations	(31,912)	(28,792)	11,617
Interest (expense) income, net	(462)	752	661
(Loss) income from continuing operations before income taxes	(32,374)	(28,040)	12,278
Income tax expense	303	5,339	3,682
Net (loss) income from continuing operations	(32,677)	(33,379)	8,596
Loss from discontinued operations, net of income tax	(15,163)	(28,809)	(758)
Net (loss) income	$(47,840)	$(62,188)	$7,838

Basic weighted-average shares outstanding	27,902	28,935	30,833
Diluted weighted-average shares outstanding	27,902	28,935	31,314

Basic net (loss) income per share:
Continuing operations	$(1.17)	$(1.15)	$0.27
Discontinued operations	$(0.54)	$(1.00)	$(0.02)
Basic net (loss) income per share	$(1.71)	$(2.15)	$0.25
Diluted net (loss) income per share:
Continuing operations	$(1.17)	$(1.15)	$0.27
Discontinued operations	$(0.54)	$(1.00)	$(0.02)
Diluted net (loss) income per share	$(1.71)	$(2.15)	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net (loss) income	$(47,840)	$(62,188)	$7,838
Cumulative translation adjustment	(113)	53	33
Comprehensive (loss) income, net of tax	(47,953)	(62,135)	7,871
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Number of Shares				Accumulated Other Comprehensive Loss
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Shareholders’ Equity of Vera Bradley, Inc.
Balance at January 28, 2023	30,766,024	12,079,690	$109,718	$274,629	$(105)	$(132,864)	$251,378
Net income attributable to Vera Bradley, Inc.	—	—	—	7,838	—	—	7,838
Translation adjustments	—	—	—	—	33	—	33
Restricted shares vested, net of repurchase for taxes	407,146	—	(1,356)	—	—	—	(1,356)
Stock-based compensation	—	—	2,942	—	—	—	2,942
Treasury stock purchased	(359,554)	359,554	—	—	—	(2,192)	(2,192)
Purchase of noncontrolling interest equity adjustment	—	—	1,286	—	—	—	1,286
Balance at February 3, 2024	30,813,616	12,439,244	$112,590	$282,467	$(72)	$(135,056)	$259,929
Net loss	—	—	—	(62,188)	—	—	(62,188)
Translation adjustments	—	—	—	—	53	—	53
Restricted shares vested, net of repurchase for taxes	282,619	—	(751)	—	—	—	(751)
Stock-based compensation	—	—	3,676	—	—	—	3,676
Treasury stock purchased	(3,395,335)	3,395,335	—	—	—	(21,764)	(21,764)
Balance at February 1, 2025	27,700,900	15,834,579	$115,515	$220,279	$(19)	$(156,820)	$178,955
Net loss	—	—	—	(47,840)	—	—	(47,840)
Translation adjustments	—	—	—	—	(113)	—	(113)
Restricted shares vested, net of repurchase for taxes	264,620	—	(233)	—	—	—	(233)
Stock-based compensation	—	—	870	—	—	—	870
Balance at January 31, 2026	27,965,520	15,834,579	$116,152	$172,439	$(132)	$(156,820)	$131,639
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)`

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash flows from operating activities
Net (loss) income	$(47,840)	$(62,188)	$7,838
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	7,765	8,531	7,968
Amortization of operating right-of-use assets	20,228	20,430	21,021
Intangible asset impairment	—	6,237	5,429
Other impairment charges	1,048	2,557	—
Amortization of intangible assets	—	1,336	2,916
Provision for doubtful accounts	128	31	322
Stock-based compensation	870	3,676	2,942
Deferred income taxes	—	20,355	1,761
Loss on sale of business	15,163	—	—
Other non-cash charges, net	85	34	7
Changes in assets and liabilities:
Accounts receivable	(4,343)	2,289	4,671
Inventories	15,821	8,270	23,997
Prepaid expenses and other assets	6,386	773	(833)
Accounts payable	(2,119)	5,574	(5,989)
Income taxes	283	(763)	932
Operating lease liabilities, net	(23,336)	(23,872)	(22,929)
Accrued and other liabilities	(110)	(7,372)	(2,060)
Net cash (used in) provided by operating activities	(9,971)	(14,102)	47,993
Cash flows from investing activities
Purchases of property, plant, and equipment	(3,290)	(10,373)	(3,770)
Proceeds from sale of business, net of cash disposed	1,754	—	—
Cash paid for business acquisition	—	—	(10,000)
Net cash used in investing activities	(1,536)	(10,373)	(13,770)
Cash flows from financing activities
Tax withholdings for equity compensation	(233)	(751)	(1,356)
Repurchase of common stock	—	(21,764)	(2,192)
Borrowings under asset-based revolving credit agreement	15,000	—	—
Repayment of borrowings under asset-based revolving credit agreement	(15,000)	—	—
Net cash used in financing activities	(233)	(22,515)	(3,548)
Effect of exchange rate changes on cash and cash equivalents	(113)	53	33
Net (decrease) increase in cash and cash equivalents	(11,853)	(46,937)	30,708
Cash and cash equivalents, beginning of period	30,366	77,303	46,595
Cash and cash equivalents, end of period	$18,513	$30,366	$77,303
The accompanying notes are an integral part of these consolidated financial statements.

Vera Bradley, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(continued)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net	$65	$1,352	$837
Cash paid for interest	$359	$140	$145
Supplemental disclosure of non-cash activity
Non-cash investing activities
Purchases of property, plant, and equipment incurred but not yet paid	$149	$826	$150
Contingent consideration related to sale of business	$1,835	$—	$—
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
In July 2019, Vera Bradley, Inc. acquired a 75% interest in Creative Genius, Inc., which also operates under the name Pura Vida Bracelets (“Pura Vida”). On January 30, 2023, the Company purchased the remaining 25% interest in Pura Vida. On March 11, 2025, the Company entered into an Interest Purchase Agreement (the “Agreement”) to sell one hundred percent (100%) of Creative Genius, Inc., (“Creative Genius”) which operates under the name Pura Vida Bracelets. The sale consummated on March 31, 2025. As a result, the operations of Pura Vida have been classified as discontinued operations in the consolidated financial statements in accordance with ASC 205-20, Discontinued Operations. Prior period amounts have been retrospectively adjusted to conform to the current period presentation. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. Certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.
Following the sale, Pura Vida is no longer included in the Company’s consolidated financial results. Refer to Note 16 for additional information.
The Company has two reportable segments: Vera Bradley Direct (“VB Direct”) and Vera Bradley Indirect (“VB Indirect”).
•The VB Direct business consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; the Vera Bradley websites (verabradley.com, outlet.verabradley.com, and international.verabradley.com); the Vera Bradley annual outlet sale in Fort Wayne, Indiana; and direct to consumer marketplaces. As of January 31, 2026, the Company operated 29 full-line stores and 86 outlet stores.
•The VB Indirect business consists of sales of Vera Bradley products to approximately 1,000 specialty retail locations, substantially all of which are located in the United States, as well as department stores, national accounts, third-party inventory liquidators, and royalties recognized through licensing agreements related to the Vera Bradley brand.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated intercompany balances and transactions in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ended on the Saturday closest to January 31. As such, fiscal years 2026 and 2025, ended January 31, 2026 and February 1, 2025 respectively, each reflected a 52-week period. Fiscal year 2024, ended February 3, 2024 reflected a 53-week period.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
2.    Summary of Significant Accounting Policies
Use of Significant Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of the Company’s assets, liabilities, revenues, and expenses, as well as the disclosures relating to contingent assets and liabilities at the date of the consolidated financial statements. Significant areas requiring the use of management estimates include the valuation of inventories, valuation of long-lived assets, including operating right-of-use assets, accounts receivable valuation allowances, and sales return allowances. Actual results could differ from these estimates. The Company revises its estimates and assumptions as new information becomes available.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Revenue Recognition and Accounts Receivable
Vera Bradley product sales to customers, including amounts billed to customers for shipping fees, as well as royalties from licensing arrangements related to the Vera Bradley brand, are included in net revenues. Costs related to shipping of product are classified in cost of sales in the Consolidated Statements of Operations. The Company has elected to treat shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Net revenues exclude sales taxes collected from customers and remitted to governmental authorities from the transaction price.
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
The Company collects payment at the point of sale for Vera Bradley full-line and outlet store transactions and upon shipment for Vera Bradley e-commerce transactions. The Company generally collects payment in arrears in accordance with established payment terms for each customer within the VB Indirect segment.
Historical experience provides the Company the ability to reasonably estimate the amount of product sales that customers will return. Product returns are often resalable through multiple channels. Additionally, the Company reserves for customer allowances for certain VB Indirect retailers based upon various contract terms and other potential product credits granted to VB Indirect retailers.
The returns and credits reserve and the related activity for each fiscal year presented were as follows (in thousands):

	Balance at Beginning of Year	Provision Charged to Net Revenues	Allowances Taken / Written Off	Balance at End of Year
Fiscal year ended January 31, 2026	$1,220	$3,786	$(3,978)	$1,028
Fiscal year ended February 1, 2025	1,338	8,180	(8,298)	1,220
Fiscal year ended February 3, 2024	1,700	9,376	(9,738)	1,338
The Company establishes an allowance for doubtful accounts based on historical experience and customer-specific identification and believes that collections of receivables, net of the allowance for doubtful accounts, are reasonably assured. The allowance for doubtful accounts was approximately $0.5 million and $0.8 million as of January 31, 2026 and February 1, 2025, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
Total advertising expense was as follows (in thousands):

Fiscal year ended January 31, 2026	$26,766
Fiscal year ended February 1, 2025	37,057
Fiscal year ended February 3, 2024	30,523
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable as of January 31, 2026 and February 1, 2025, approximated their fair values.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The following table details the fair value measurements of the Company’s investments as of January 31, 2026 and February 1, 2025 (in thousands):

	Level 1		Level 2		Level 3
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Cash equivalents (1)	$—	$15,000	$—	$—	$—	$—
Contingent consideration related to sale of business (2)	—	—	—	—	1,835	—

(1) Cash equivalents primarily represent money market funds that have a maturity of three months or less at the date of purchase. Due to its short maturity, the Company believes the carrying value approximates fair value.
(2) Recorded with the sale of Creative Genius. Refer to Note 16 herein for additional information.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company recorded $1.0 million and $2.4 million in impairment charges primarily related to store assets including property, plant, and equipment and lease right-of-use assets during the fiscal years ended January 31, 2026, and February 1, 2025, respectively. No impairment charges were recorded in fiscal 2024 for long-lived assets.
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
When measuring deferred tax assets, the Company considers both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets will be realized. This evidence includes recent operating results, projected future taxable income, the reversal of existing taxable differences, tax planning strategies, among other factors. When necessary, a valuation allowance is recorded to reduce the deferred tax assets to their anticipated realizable value. In fiscal 2025, the Company recorded a full valuation allowance against its net deferred tax assets, and continues to maintain a full valuation allowance against its net deferred tax assets as of the end of fiscal 2026 based on the weight of available evidence.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The Company establishes liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's Consolidated Statements of Operations, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $0.4 million and $0.6 million as of January 31, 2026 and February 1, 2025, respectively. Of this total, $0.2 million and $0.4 million was recorded within prepaid expenses and other current assets and $0.2 million and $0.2 million was recorded within other assets on the Company's Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025, respectively. In the fourth quarter of fiscal 2025, the Company recorded a software abandonment charge of $1.1 million. The CCA implementation costs are recorded within operating activities in the Company's Consolidated Statements of Cash Flows.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures". This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 (the Company's fiscal year 2026), with retrospective application permitted. The Company adopted the ASU retrospectively during the year ended January 31, 2026. The adoption expanded the Company's income tax disclosure and did not impact the Company's consolidated financial statements. Refer to Note 7 herein.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the fifty-two weeks ended January 31, 2026 and February 1, 2025, and fifty-three weeks ended February 3, 2024 (in thousands):

	Fifty-Two Weeks Ended
	January 31, 2026
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$96,749		$25,206		$121,955
Travel	63,077		9,505		72,582
Accessories	31,817		3,045		34,862
Home	20,124		1,390		21,514
Apparel/Footwear	8,302		324		8,626
Other	7,722	(1)	2,390	(2)	10,112
Total net revenues	$227,791	(3)	$41,860	(4)	$269,651

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $39.7 million of net revenues related to product sales recognized at a point in time and $2.2 million of net revenues related to sales-based royalties recognized over time.

	Fifty-Two Weeks Ended
	February 1, 2025
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$105,071		$35,077		$140,148
Travel	67,911		13,090		81,001
Accessories	40,993		6,920		47,913
Home	25,899		2,738		28,637
Apparel/Footwear	10,554		1,216		11,770
Other	7,181	(1)	2,145	(2)	9,326
Total net revenues	$257,609	(3)	$61,186	(4)	$318,795

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $59.4 million of net revenues related to product sales recognized at a point in time and $1.8 million of net revenues related to sales-based royalties recognized over time.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	Fifty-Three Weeks Ended
	February 3, 2024
	VB Direct Segment		VB Indirect Segment		Total
Product categories
Bags	$119,705		$39,609		$159,314
Travel	75,927		14,922		90,849
Accessories	52,930		9,547		62,477
Home	37,587		4,022		41,609
Apparel/Footwear	16,526		2,461		18,987
Other	7,235	(1)	3,242	(2)	10,477
Total net revenues	$309,910	(3)	$73,803	(4)	$383,713

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $71.4 million of net revenues related to product sales recognized at a point in time and $2.4 million of net revenues related to sales-based royalties recognized over time.
Contract Balances
Contract liabilities as of January 31, 2026 and February 1, 2025, were $1.6 million and $1.7 million, respectively. The balance consisted of unredeemed gift cards. These contract liabilities are recognized within other accrued liabilities on the Company’s Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of January 31, 2026 and February 1, 2025.
The balance for accounts receivable from contracts with customers, net of allowances, as of January 31, 2026 and February 1, 2025 was $16.4 million and $13.3 million, respectively, which is recognized within accounts receivable, net, on the Company’s Consolidated Balance Sheets. The provision for doubtful accounts was $0.5 million and $0.8 million as of January 31, 2026 and February 1, 2025, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the VB Direct and VB Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The VB Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of January 31, 2026.
Significant Judgments
Product Sales
In the Vera Bradley retail stores (recognized within the VB Direct segment), control is transferred and net revenue is recognized at the point of sale. Product shipments for the Company’s e-commerce channels (recognized within the VB Direct segment) and shipments to its wholesale retailers (recognized within the VB Indirect segment) are generally shipped Free on Board (“FOB”) shipping point typically from its distribution center in Roanoke, Indiana. Net revenue is recognized upon shipment consistent with when control is transferred to the customer. Upon shipment, the customer has the right to direct the use of, and obtain substantially all of the benefits from, the product.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
Concentration of Credit Risk
Five customers represented approximately 64.0% of the balance of accounts receivable, net as of January 31, 2026.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
4.    Leases
Nature of Leases
The Company has operating leases at all of its retail stores (including storage spaces), as well as for its New York office, Asia sourcing office, and showrooms. The Company does not have residual value guarantees, restrictions, or covenants imposed by leases.
Determination of Lease Terms
Retail store leases have remaining terms of up to 9 years as of January 31, 2026. These leases generally have early termination rights when certain sales thresholds are not met for a specified measurement period. The Company's other leases generally have remaining terms of up to approximately one year as of January 31, 2026. If the lease contains a renewal period at the Company's option, the renewal period is included in the lease term if determined the option is reasonably certain to be exercised at lease commencement. The Company's lease options generally do not include termination rights other than those mentioned. The Company did not have financing leases as of January 31, 2026.
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
Discount Rate
The weighted-average discount rate as of January 31, 2026 and February 1, 2025, was 5.1% and 5.0%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement or remeasurement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.
Leases Not Yet Commenced
As of January 31, 2026, there were no executed leases in which the Company did not have control of the underlying asset.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Amounts Recognized in the Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Consolidated Statements of Operations for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024 (in thousands):

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating lease cost	$24,660	$25,635	$24,926
Variable lease cost	4,186	4,185	5,117
Short-term lease cost	291	511	562
Less: Sublease income (1)	(412)	(420)	(420)
Total lease cost	$28,725	$29,911	$30,185
(1) Related to the sublease of a former Company location.

The weighted-average remaining lease term as of January 31, 2026 and February 1, 2025 was 4.0 years and 4.7 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$27,707	$29,090	$28,565
Right-of-use assets increase as a result of new and modified operating lease liabilities, net (1)	$8,470	$31,771	$9,858
(1) $2.2 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of January 31, 2026, and were subsequently paid in the first quarter of fiscal 2027.

Maturity Analysis of Operating Lease Liabilities
Maturities of the Company's operating lease liabilities (undiscounted) reconciled to its lease liability as of January 31, 2026 were as follows (in thousands):

Operating Leases
Fiscal 2027	$21,735
Fiscal 2028	20,403
Fiscal 2029	16,205
Fiscal 2030	9,665
Fiscal 2031	4,487
Thereafter	5,727
Total remaining obligations	78,222
Less: Interest	(7,689)
Present value of lease liabilities	$70,533

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
5.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Land and land improvements	$5,981	$5,981
Building and building improvements	46,203	46,203
Furniture, fixtures, leasehold improvements, computer equipment and software	81,473	83,436
Equipment and vehicles	29,206	29,040
Construction in progress	208	708
	163,071	165,368
Less: Accumulated depreciation and amortization	(116,713)	(112,813)
Property, plant, and equipment, net	$46,358	$52,555

Depreciation and amortization expense associated with property, plant, and equipment, excluding impairment charges (in thousands):

Fiscal year ended January 31, 2026	$7,679
Fiscal year ended February 1, 2025	7,995
Fiscal year ended February 3, 2024	7,445

6.    Debt
As of January 31, 2026 and February 1, 2025, the Company had no borrowings outstanding under its Credit Agreement and availability of $58.6 million and $75.0 million, respectively. Availability under the Credit Agreement is driven by a borrowing base comprised primarily of eligible accounts receivable and inventory, each subject to advance rates, eligibility criteria, and applicable reserves. As a result, borrowing capacity may fluctuate based on the level and quality of receivables and the composition and valuation of inventory.
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
The Credit Agreement matures in May 2028.

7.    Income Taxes
The components of the income tax expense were as follows (in thousands):

	January 31, 2026	February 1, 2025	February 3, 2024
Current:
Federal	$—	$52	$522
State	285	373	457
Foreign	18	19	337
	303	444	1,316
Deferred:
Federal	—	2,533	1,893
State	—	2,362	473
	—	4,895	2,366
Total income tax expense	$303	$5,339	$3,682

A breakdown of the Company’s (loss) income from continuing operations before income taxes is as follows (in thousands):

Vera Bradley, Inc.
Notes to Consolidated Financial Statements

	January 31, 2026	February 1, 2025	February 3, 2024
Domestic	$(32,545)	$(28,215)	$10,105
Foreign	171	175	2,173
Total (loss) income from continuing operations before income taxes	$(32,374)	$(28,040)	$12,278

A reconciliation of the income tax expense to the amount computed at the federal statutory rate is as follows (in thousands):

	January 31, 2026		February 1, 2025		February 3, 2024
Federal taxes at statutory rate	$(6,798)	21.0%	$(5,888)	21.0%	$2,578	21.0%
State and local income taxes, net of federal benefit(1)	260	(0.8)	290	(1.0)	765	6.2
Changes in valuation allowances	6,070	(18.8)	10,508	(37.5)	—	—
Foreign tax effects	18	(0.1)	19	(0.1)	(109)	(0.9)
Non-taxable and non-deductible items(2)	763	(2.4)	297	(1.1)	442	3.6
Changes in unrecognized tax benefits	(35)	0.1	3	—	(30)	(0.2)
Other permanent items	25	(0.1)	110	(0.4)	36	0.3
Total income tax expense	$303	(1.1)%	$5,339	(19.1)%	$3,682	30.0%
(1) The state and local jurisdictions that make up the majority (greater than 50%) of the tax effect in this category are North Carolina, Massachusetts, and Texas.
(2) Non-taxable and non-deductible items primarily relate to non-deductible executive compensation and stock-based compensation.

Cash income taxes paid, net of refunds, were as follows for the fiscal year ended January 31, 2026 (in thousands):

January 31, 2026
Jurisdiction:
Federal	$—
State	(20)
Foreign	85
Total cash income taxes paid	$65

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Cash income taxes paid to individual jurisdictions that represent more than 5% of total cash income taxes paid are disclosed separately below:

January 31, 2026
State:
Alabama	$15
California	(100)
Florida	7
Louisiana	14
New York	5
North Carolina	23
Pennsylvania	(73)
Tennessee	13
Texas	71
Total	$(25)

Foreign:
Hong Kong	85
Total	$60

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets:
Operating lease liabilities	$19,800	$23,790
Compensation and benefits	1,113	1,166
Inventories	2,239	1,087
Net operating loss carryforwards	35,281	7,211
Other	1,379	1,733
Subtotal deferred tax assets	59,812	34,987
Less: valuation allowance	(39,677)	(11,108)
Total deferred tax assets	20,135	23,879
Deferred tax liabilities:
Operating lease assets	(17,104)	(20,187)
Property, plant, and equipment	(1,127)	(2,133)
Other	(1,904)	(1,559)
Total deferred tax liabilities	(20,135)	(23,879)
Net deferred tax assets	$—	$—

The Company considered both positive and negative evidence to determine whether it was more likely than not that some, or all, of the deferred tax assets would not be realized in its valuation allowance assessment. Based on this assessment, the Company recorded a full valuation allowance against its net deferred tax assets as of February 1, 2025. The Company continues to maintain a full valuation allowance as of January 31, 2026, based on the weight of available evidence.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Uncertain Tax Positions
There was an immaterial amount of total unrecognized tax benefits, net of federal benefit, for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively. Unrecognized tax benefits are included within other long-term liabilities in the Company's Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for fiscal years 2023 and forward. With a few exceptions, the Company is subject to audit by various state and foreign taxing authorities for fiscal 2022 through the current fiscal year.

8.    Stock-Based Compensation
The Company’s stock-based compensation consists of awards of restricted stock and restricted stock units. The Company recognized stock-based compensation expense of $0.9 million, $3.7 million, and $2.9 million in the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
Awards of Restricted-Stock Units
The Company reserved 6,000,000 shares of common stock for issuance or transfer under the 2020 Equity and Incentive Plan, which allows for grants of restricted stock units, as well as other equity awards.
During the fiscal year ended January 31, 2026, the Company granted a total of 3,516,746 time-based and performance-based restricted stock units to certain employees and non-employee directors under the 2020 Equity and Incentive Plan with an aggregate fair value of $7.4 million. The Company determined the fair value of the units based on the closing price of the Company’s common stock on the grant date.
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
The following table summarizes information about restricted-stock units as of and for the year ended January 31, 2026 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at February 1, 2025	699	$5.99	769	$5.19
Granted	2,771	2.11	746	2.08
Change due to performance condition achievement	—	—	(352)	(2.22)
Vested	(325)	6.17	(47)	7.47
Forfeited	(762)	3.44	(901)	3.64
Nonvested units outstanding at January 31, 2026	2,383	$2.28	215	$5.26

As of January 31, 2026, there was $3.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.1 years, subject to meeting performance conditions. The total fair value of restricted stock units for which restrictions lapsed (vested) during fiscal 2026 was $2.4 million.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
In June of 2025, the Company received a notice from the buyer of Creative Genius requesting a purchase price adjustment of approximately $4.6 million related to the sale of Creative Genius. The demand was based on certain working capital adjustments. The Company has disputed this purchase price adjustment request. On August 27, 2025, the Company filed an action in the Chancery Court of Delaware seeking a judgment declaring that the buyer’s claim for a purchase price adjustment is improper and barred by the purchase Agreement. The Company has filed for summary judgment in that action and is awaiting decision from the Court. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition or results of operations due to the fact that the Company believes the purchase price adjustment is improper, and is seeking to have it declared as such by a Delaware Court. The Company believes that it has a number of meritorious legal approaches in defending itself against these claims.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
10.    401(k) Profit Sharing Plan and Trust
The Company has a 401(k) profit sharing plan and trust for all qualified employees and provides a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, for a maximum Company match of 4% of employee contributions, limited to the annual legal allowable limit. Additionally, the Company has the option of making discretionary profit sharing payments to the plan as approved by the board of directors. As of January 31, 2026, February 1, 2025, and February 3, 2024, no discretionary profit sharing payments had been approved. The Company recognizes 401(k) Company contributions within cost of sales for employees related to distribution center, sourcing, and other related functions and selling, general, and administrative expenses for all other employees. Total Company contributions to the plan were as follows (in thousands):

Fiscal year ended January 31, 2026	$1,023
Fiscal year ended February 1, 2025	1,394
Fiscal year ended February 3, 2024	1,770

11.    Related-Party Transactions
Charitable Contributions. The Vera Bradley Foundation for Breast Cancer (the “Foundation”) was founded by one of the Company’s directors, who is also on the board of directors of the Foundation. The liability associated with commitments to the Foundation was approximately $0.1 million as of January 31, 2026 and $0.2 million as of February 1, 2025. The liability consisted of pass-through donations from customers and is included in other accrued liabilities in the Consolidated Balance Sheets.
The associated expense for contributions to the Foundation, which is included in selling, general, and administrative expenses, was as follows (in thousands):

Fiscal year ended January 31, 2026	$133
Fiscal year ended February 1, 2025	167
Fiscal year ended February 3, 2024	139

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
12.    Earnings Per Share
Basic net (loss) income per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and restricted-stock units. The components of basic and diluted net (loss) income per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Numerator:
Net (loss) income from continuing operations	$(32,677)	$(33,379)	$8,596
Loss from discontinued operations, net of income tax	(15,163)	(28,809)	(758)
Net (loss) income	(47,840)	(62,188)	7,838

Denominator:
Weighted-average number of common shares (basic)	27,902	28,935	30,833
Dilutive effect of stock-based awards	—	—	481
Weighted-average number of common shares (diluted)	27,902	28,935	31,314

Basic net (loss) income per share:
Continuing operations	$(1.17)	$(1.15)	$0.27
Discontinued operations	$(0.54)	$(1.00)	$(0.02)
Basic net (loss) income per share	$(1.71)	$(2.15)	$0.25
Diluted net (loss) income per share:
Continuing operations	$(1.17)	$(1.15)	$0.27
Discontinued operations	$(0.54)	$(1.00)	$(0.02)
Diluted net (loss) income per share	$(1.71)	$(2.15)	$0.25

As of January 31, 2026 and February 1, 2025, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
During the fiscal year ended January 31, 2026, the Company did not purchase any shares under the 2024 Share Repurchase Program.
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
As of January 31, 2026, there was $30.0 million remaining available to repurchase shares of the Company's common stock under the 2024 Share Repurchase Program.
As of January 31, 2026, the Company held as treasury shares 15,834,579 shares of its common stock at an average price of $9.90 per share, excluding commissions, for an aggregate carrying amount of $156.8 million. The Company’s treasury shares may be issued under the 2020 Equity and Incentive Plan, or for other corporate purposes.
14.    Cost Savings Initiatives and Other Charges
Cost Savings Initiatives and Severance Charges
During fiscal 2023, the Company began implementation of its targeted cost reductions, which were expected to be fully realized in fiscal 2025. In late fiscal 2025, additional cost reduction initiatives were identified and were fully realized in fiscal 2026. During fiscal 2026, additional cost reduction initiatives were identified and are expected to be fully realized in fiscal 2027. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll.
The Company incurred the following charges during the fifty-two weeks ended January 31, 2026 (in thousands):

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges(1)	$17	$—	$4,463	$4,480
Total	$17	$—	$4,463	$4,480

(1) Includes former Chief Executive Officer and Chief Financial Officer severance and is recorded in selling, general, and administrative expenses.

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges (1)
Liability as of February 1, 2025	$2,525
Fiscal 2026 charges	4,480
Cash payments	(6,261)
Liability as of January 31, 2026	$744

(1) Remaining liability is recorded within accrued employment costs

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The Company incurred the following charges during the fifty-two weeks ended February 1, 2025:

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges(1)	$534	$1,166	$2,171	$3,871
Total	$534	$1,166	$2,171	$3,871

(1) 3.1 million recorded in selling, general, and administrative expenses and 0.8 million recorded in cost of goods sold

Severance Charges (1)
Liability as of February 3, 2024	$541
Fiscal 2025 charges	3,871
Cash payments	(1,887)
Liability as of February 1, 2025	$2,525

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the fifty-three weeks ended February 3, 2024:

	Reportable Segment
	VB Direct	VB Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges(1)	$574	$309	$1,951	$2,834
Consulting fees and other costs(2)	—	—	105	105
Total (3)	$574	$309	$2,056	$2,939

(1) Includes former CFO severance
(2) Related to professional fees
(3) Charges are recorded within selling, general, and administrative expenses

	Severance Charges (1)	Consulting Fees and Other Costs
Liability as of January 28, 2023	$3,083	$53
Fiscal 2024 charges	2,834	105
Cash payments	(5,376)	(158)
Liability as of February 3, 2024	$541	$—

(1) Remaining liability is recorded within accrued employment costs

Other Charges
Fiscal 2026 and Fiscal 2025. There were no additional charges recorded during the fifty-two weeks ended January 31, 2026 and February 1, 2025 associated with strategic initiatives and other costs.
Fiscal 2024. During the fifty-three weeks ended February 3, 2024, the Company recorded within selling, general, and administrative expenses $0.6 million of professional fees associated with strategic initiatives and other costs, which were recorded within corporate unallocated expenses.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
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
The VB Direct segment includes Vera Bradley full-line and outlet stores, the Vera Bradley websites (verabradley.com, outlet.verabradley.com, and international.verabradley.com), typically, the Vera Bradley annual outlet sale, and direct to consumer marketplaces. Revenues generated through this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The VB Indirect segment represents revenues generated through the distribution of Company-branded products to specialty retailers representing approximately 1,000 locations, substantially all of which are located in the United States, as well as select department stores, national accounts, third-party inventory liquidators, and licensing agreements related to the Vera Bradley brand.
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

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
Net revenues, cost of sales, other segment expenses, and operating income information for the Company’s reportable segments, as well as a reconciliation to (loss) income from continuing operations before income taxes, consisted of the following (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Segment net revenues:
VB Direct	$227,791	$257,609	$309,910
VB Indirect	41,860	61,186	73,803
Total	$269,651	$318,795	$383,713
Segment cost of sales:
VB Direct	$117,860	$125,467	$141,933
VB Indirect	26,754	34,490	37,815
Total	$144,614	$159,957	$179,748
Other segment expenses, net (1)
VB Direct	$91,609	$106,902	$106,104
VB Indirect	6,524	11,282	11,709
Total	$98,133	$118,184	$117,813
Segment operating income:
VB Direct	$18,322	$25,240	$61,873
VB Indirect	8,582	15,414	24,279
Total	$26,904	$40,654	$86,152
Reconciliation:
Segment operating income:	$26,904	$40,654	$86,152
Unallocated corporate expenses	(58,816)	(69,446)	(74,535)
Interest (expense) income	(462)	752	661
(Loss) income from continuing operations before income taxes	$(32,374)	$(28,040)	$12,278
(1) Other segment expenses, net include selling, general and administrative expenses and are net of other income.
Sales outside of the United States were immaterial for all periods presented.
No customer accounted for 8% or more of the Company’s net revenues during fiscal years 2026, 2025, and 2024.
Refer to Note 3 herein for disaggregation of net revenues by reportable segment.
As of January 31, 2026 and February 1, 2025, substantially all of the Company’s long-lived assets were located in the United States.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
16.    Discontinued Operations
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
At closing, the Company received cash proceeds of $0.9 million, in addition, the Company is entitled to receive contingent consideration with an estimated fair value of $2.5 million, based on the present value of expected future payments. Cash proceeds totaled $1.8 million for the fifty-two weeks ended January 31, 2026. The remaining contingent consideration receivable was $1.8 million as of January 31, 2026. The contingent consideration is calculated as 5% of total sales generated by the divested business, as operated by the buyer, net of customary shipping costs, during the earn-out period specified in the agreement. The earn-out period and related terms are consistent with customary provisions for transactions of this nature. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow analysis based on internal projections of the buyer’s expected future sales. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs.
The Company will assess changes in the fair value of the contingent consideration at each reporting date, with any adjustments recognized in earnings in the period in which such changes are identified.

The Company recorded a net loss on disposal of $15.2 million for the fifty-two weeks ended January 31, 2026. The loss on sale is presented as part of results of the discontinued operations.
The results of operations for the Pura Vida business is reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. This business was historically presented as its own reportable segment.
Results of discontinued operations were as follows for the fifty-two weeks ended January 31, 2026 and February 1, 2025, and fifty-three weeks ended February 3, 2024:

	Fifty-Two Weeks Ended		Fifty-Three Weeks Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net revenues	$5,553	$53,172	$87,073
Cost of sales	2,167	25,171	34,625
Gross profit	3,386	28,001	52,448
Selling, general, and administrative expenses	3,244	35,346	48,210
Impairment of intangible assets	—	6,237	5,429
Other (expense) income, net (1)	(15,305)	18	16
Operating loss from discontinued operations	(15,163)	(13,564)	(1,175)
Interest income, net	—	366	229
Loss from discontinued operations before income taxes	(15,163)	(13,198)	(946)
Income tax expense (benefit)	—	15,611	(188)
Loss from discontinued operations	(15,163)	(28,809)	(758)
(1) Includes $15.2 million loss on sale of discontinued operations recorded during the fifty-two weeks ended January 31, 2026.
The Company provides certain transition services to support the divested business in accordance with the Interest Purchase Agreement.

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
The assets and liabilities of the Pura Vida operations have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of February 1, 2025. The assets and liabilities were as follows:

	January 31, 2026	February 1, 2025
Assets of discontinued operations
Cash and cash equivalents	$—	$1,738
Accounts receivable, net	—	995
Inventories	—	18,578
Prepaid expenses and other current assets	—	1,050
Total current assets of discontinued operations	$—	$22,361
Operating right-of-use assets	—	3,729
Property, plant, and equipment, net	—	1,628
Other assets	—	17
Total long-term assets of discontinued operations	$—	$5,374
Liabilities of discontinued operations
Accounts payable	$—	$2,584
Accrued employment costs	—	562
Short-term operating lease liabilities	—	925
Other accrued liabilities	—	1,952
Total current liabilities of discontinued operations	$—	$6,023
Long-term operating lease liabilities	—	3,388
Total long-term liabilities of discontinued operations	$—	$3,388

The following table presents cash flows from operating and investing activities for discontinued operations for the fifty-two weeks ended January 31, 2026 and February 1, 2025, and fifty-three weeks ended February 3, 2024:

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash (used in) provided by operating activities - discontinued operations	$(2,115)	$(226)	$6,017
Cash provided by (used in) investing activities - discontinued operations	2	(548)	(13)

Vera Bradley, Inc.
Notes to Consolidated Financial Statements
17.    Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial information for each quarter of fiscal 2026 and fiscal 2025. Prior year quarterly amounts have been recast to reflect the presentation of the disposed business as discontinued operations related to the sale described in Note 16.

	Thirteen Weeks Ended
	May 3, 2025	August 2, 2025	November 1, 2025	January 31, 2026
Fiscal 2026
Net revenues	$51,652	$70,858	$62,253	$84,888
Gross Profit	22,767	35,497	26,186	40,587
Net (loss) income from continuing operations	(18,260)	(4,709)	(12,365)	2,657
Net (loss) income	(33,460)	(4,672)	(12,365)	2,657

Basic net (loss) income from continuing operations per share	$(0.66)	$(0.17)	$(0.44)	$0.10
Basic net (loss) income per share	(1.20)	(0.17)	(0.44)	0.10
Diluted net (loss) income from continuing operations per share	(0.66)	(0.17)	(0.44)	0.09
Diluted net (loss) income per share	(1.20)	(0.17)	(0.44)	0.09

	Thirteen Weeks Ended
	May 4, 2024	August 3, 2024	November 2, 2024	February 1, 2025
Fiscal 2025
Net revenues	$67,948	$94,003	$70,483	$86,361
Gross Profit	34,040	46,709	38,417	39,672
Net (loss) income from continuing operations	(7,604)	7,527	(13,332)	(19,970)
Net (loss) income	(8,121)	5,706	(12,800)	(46,973)

Basic net (loss) income from continuing operations per share	$(0.25)	$0.26	$(0.47)	$(0.72)
Basic net (loss) income per share	(0.26)	0.19	(0.46)	(1.69)
Diluted net (loss) income from continuing operations per share	(0.25)	0.25	(0.47)	(0.72)
Diluted net (loss) income per share	(0.26)	0.19	(0.46)	(1.69)

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating & Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Operating & Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Operating & Financial Officer each have concluded that the Company’s disclosure controls and procedures are effective as of January 31, 2026.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Operating & Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on the results of that evaluation, management has concluded that such internal control over financial reporting was effective as of January 31, 2026.
The effectiveness of the Company’s internal control over financial reporting as of January 31, 2026, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
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

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information set forth in the Proxy Statement for the 2026 Annual Meeting of Shareholders under the headings “The Board of Directors,” “Family Relationships,” “Delinquent Section 16(a) Reports,” “Conflict of Interest and Business Ethics Policy,” “Code of Ethics for Senior Financial Officers,” and “Standing Committees and Meetings of the Board” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, the information set forth under the heading “Item 1: Business – Executive Officers of the Company” in this Form 10-K is incorporated herein by reference.

Item 11.        Executive Compensation
The information set forth in the Proxy Statement for the 2026 Annual Meeting of Shareholders under the headings “Executive Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” and “Compensation Committee Report” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement for the 2026 Annual Meeting of Shareholders under the heading “Share Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 31, 2026:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c) (2)
Equity compensation plans approved by security holders	2,598,337	—	2,056,333
Equity compensation plans not approved by security holders	—	—	—
Total	2,598,337	—	2,056,333
(1) Assumes that target performance requirements will be achieved for performance shares with incomplete performance periods. These securities represent awards to be issued under the 2020 Equity and Incentive Plan.
(2) Represents securities available for issuance under the 2020 Equity and Incentive Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement for the 2026 Annual Meeting of Shareholders under the headings “Policy on Related Party Transactions,” “Related Party Transactions for Fiscal 2026,” and “Board Independence” is incorporated herein by reference. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.        Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement under the caption “Principal Accounting Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

2.2+	Interest Purchase Agreement, dated March 11, 2025, by and among Project Aster Acquisition, LLC, Creative Genius, LLC, and Vera Bradley Holdings, LLC

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 8, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 6, 2019)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-167934)

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2020)

10.1†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 333-167934)

10.2†	Form of Outside Director Restricted Stock Unit Terms and Conditions (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021)

10.3†	Vera Bradley, Inc. 2014 Executive Severance Plan (Amended May 30, 2018) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended February 2, 2019)

10.4
Pledge and Security Agreement dated as of September 7, 2018 among Vera Bradley Designs, Inc., Vera Bradley, Inc., Vera Bradley International, LLC, Vera Bradley Sales, LLC, and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2018)

10.5†	Fiscal 2026 Annual Incentive Compensation Plan (Executives) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2025)

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

Exhibit No.	Description

10.12†	Employment Agreement between Vera Bradley, Inc. and Jacqueline Ardrey dated September 20, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2022)

10.13†	Employment Agreement between Vera Bradley, Inc. and Ian Bickley dated March 11, 2026 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 13, 2026)

10.14†	Retention Letter Agreement dated December 6, 2022 with John Enwright (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 29, 2022)

10.15†
Form of Restricted Stock Unit/Performance Unit Terms and Conditions Under the 2020 Equity and Incentive Plan (Revised) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2022)

10.16†	Amended and Restated Vera Bradley, Inc. 2020 Equity and Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed April 21, 2023)

10.17
Fourth Amendment to Credit Agreement dated March 11, 2025 among Vera Bradley Designs, Inc., the other borrowers party thereto, JP Morgan Chase Bank, N.A., and the lenders party thereto (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended February 1, 2025)

10.18
Fifth Amendment to Credit Agreement dated October 21, 2025 among Vera Bradley Designs, Inc., the other borrowers party thereto, JP Morgan Chase Bank, N.A., and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 8-K filed October 27, 2025)

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

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2026.

Vera Bradley, Inc.

/s/ Martin Layding
Martin Layding
Chief Operating & Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin Layding and Ian Bickley, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 27, 2026.

Signature	Title

/s/ Ian Bickley	Chief Executive Officer & Executive Chairman (principal executive officer)
Ian Bickley

/s/ Martin Layding	Chief Operating & Financial Officer (principal accounting officer)
Martin Layding

/s/ Ivan Brockman	Director
Ivan Brockman

/s/ Kristina Cashman	Director
Kristina Cashman

/s/ Robert J. Hall	Director
Robert J. Hall

/s/ Andrew Meslow	Director
Andrew Meslow

/s/ Jessica Rodriguez	Director
Jessica Rodriguez

/s/ Carrie M. Tharp	Director
Carrie M. Tharp