Form 10-Q
period 2026-05-02
Vera Bradley, Inc.
filed 2026-06-11
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 28,438,252 shares of its common stock outstanding as of June 4, 2026.

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
For a discussion of the above described risks and uncertainties and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as well as in Item 1A herein.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 2, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$12,506	$18,513
Accounts receivable, net	17,296	17,301
Inventories	73,018	75,951
Short-term contingent consideration	1,835	1,605
Income taxes receivable	312	317
Prepaid expenses and other current assets	6,500	6,034
Total current assets	111,467	119,721
Operating right-of-use assets	58,642	63,233
Property, plant, and equipment, net	44,795	46,358
Long-term contingent consideration	—	230
Other assets	4,339	4,463
Total assets	$219,243	$234,005
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,186	$16,235
Accrued employment costs	7,502	5,394
Short-term operating lease liabilities	18,073	18,620
Other accrued liabilities	10,103	10,185
Income taxes payable	130	16
Total current liabilities	44,994	50,450
Long-term operating lease liabilities	47,198	51,914
Other long-term liabilities	2	2
Total liabilities	92,194	102,366
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 44,273 and 43,800 shares issued and 28,438 and 27,966 shares outstanding, respectively	—	—
Additional paid-in-capital	116,399	116,152
Retained earnings	167,614	172,439
Accumulated other comprehensive loss	(144)	(132)
Treasury stock	(156,820)	(156,820)
Total shareholders’ equity	127,049	131,639
Total liabilities and shareholders’ equity	$219,243	$234,005

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net revenues	$55,702	$51,652
Cost of sales	26,871	28,885
Gross profit	28,831	22,767
Selling, general, and administrative expenses	34,128	40,804
Other income, net	649	180
Operating loss from continuing operations	(4,648)	(17,857)
Interest (expense) income, net	(65)	4
Loss from continuing operations before income taxes	(4,713)	(17,853)
Income tax expense	112	407
Net loss from continuing operations	(4,825)	(18,260)
Loss from discontinued operations, net of income tax	—	(15,200)
Net loss	$(4,825)	$(33,460)

Basic weighted-average shares outstanding	28,121	27,773
Diluted weighted-average shares outstanding	28,121	27,773

Basic net loss per share:
Continuing operations	$(0.17)	$(0.66)
Discontinued operations	$—	$(0.54)
Basic net loss per share	$(0.17)	$(1.20)
Diluted net loss per share:
Continuing operations	$(0.17)	$(0.66)
Discontinued operations	$—	$(0.54)
Diluted net loss per share	$(0.17)	$(1.20)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net loss	$(4,825)	$(33,460)
Cumulative translation adjustment	(12)	(44)
Comprehensive loss, net of tax	$(4,837)	$(33,504)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 31, 2026	27,965,520	15,834,579	$116,152	$172,439	$(132)	$(156,820)	$131,639
Net loss	—	—	—	(4,825)	—	—	(4,825)
Translation adjustments	—	—	—	—	(12)	—	(12)
Restricted shares vested, net of repurchase for taxes	472,914	—	(412)	—	—	—	(412)
Stock-based compensation	—	—	659	—	—	—	659
Balance at May 2, 2026	28,438,434	15,834,579	$116,399	$167,614	$(144)	$(156,820)	$127,049

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at February 1, 2025	27,700,900	15,834,579	$115,515	$220,279	$(19)	$(156,820)	$178,955
Net loss	—	—	—	(33,460)	—	—	(33,460)
Translation adjustments	—	—	—	—	(44)	—	(44)
Restricted shares vested, net of repurchase for taxes	217,422	—	(171)	—	—	—	(171)
Stock-based compensation	—	—	754	—	—	—	754
Balance at May 3, 2025	27,918,322	15,834,579	$116,098	$186,819	$(63)	$(156,820)	$146,034
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities
Net loss	$(4,825)	$(33,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	1,793	2,188
Amortization of operating right-of-use assets	4,931	5,328
Impairment charges	—	1,048
Provision for doubtful accounts	38	—
Stock-based compensation	1,005	754
Loss on sale of business	—	15,200
Other non-cash loss, net	2	14
Changes in assets and liabilities:
Accounts receivable	(33)	(1,405)
Inventories	2,933	(7,379)
Prepaid expenses and other assets	(342)	(733)
Accounts payable	(6,939)	4,314
Income taxes	119	320
Operating lease liabilities, net	(5,603)	(6,060)
Accrued and other liabilities	1,671	1,969
Net cash used in operating activities	(5,250)	(17,902)
Cash flows from investing activities
Purchases of property, plant, and equipment	(333)	(1,871)
Proceeds from sale of business, net of cash disposed	—	903
Net cash used in investing activities	(333)	(968)
Cash flows from financing activities
Tax withholdings for equity compensation	(412)	(171)
Borrowings under asset-based revolving credit agreement	—	(5,000)
Repayment of borrowings under asset-based revolving credit agreement	—	5,000
Net cash used in financing activities	(412)	(171)
Effect of exchange rate changes on cash and cash equivalents	(12)	(44)
Net decrease in cash and cash equivalents	(6,007)	(19,085)
Cash and cash equivalents, beginning of period	18,513	30,366
Cash and cash equivalents, end of period	$12,506	$11,281

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Supplemental disclosure of cash flow information
Cash paid for interest	$45	$19
Cash (received) paid for income taxes, net	$(5)	$85
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment incurred but not yet paid	$48	$755
Contingent consideration related to sale of business	$1,835	$2,552
Refer to Note 3 herein for supplemental cash flow information regarding the Company’s leases. Refer to Note 13 herein for supplemental cash flow information regarding the discontinued operations.
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
On March 11, 2025, the Company entered into an Interest Purchase Agreement (the “Agreement”) to sell one hundred percent (100%) of Creative Genius, Inc. (“Creative Genius”), which operates under the name Pura Vida Bracelets. The sale consummated on March 31, 2025. As a result, the operations of Pura Vida have been classified as discontinued operations in the consolidated financial statements in accordance with ASC 205-20, Discontinued Operations. Prior period amounts have been retrospectively adjusted to conform to the current period presentation. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only.
Following the sale, Pura Vida is no longer included in the Company’s consolidated financial results. Refer to Note 13 for additional information.
The Company has two reportable segments: Direct and Indirect. During the thirteen weeks ended May 3, 2025, the Company completed the sale of Pura Vida, which was previously considered a reportable segment.
•The Direct segment consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, verabradleyoutlet.com, and international.verabradley.com); direct to consumer marketplaces; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of May 2, 2026, the Company operated 26 full-line stores and 86 outlet stores.
•The Indirect segment consists of revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,200 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC.
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen weeks ended May 2, 2026, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, seasonal fluctuations in the business and the uncertainty of macroeconomic factors on future periods, including inflation and other related matters.
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
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 2, 2026 and May 3, 2025 refer to the thirteen week periods ended on those dates.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update ASU 2024-03, "Disaggregation of Income Statement Expenses". The ASU requires financial statement footnote disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The ASU is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal year 2028) and interim reporting periods beginning after December 15, 2027 (interim periods for the Company’s fiscal year 2029). Public business entities are required to apply the guidance prospectively, however, retrospective application is permitted. The Company is currently evaluating the impact of this ASU but expects the impact to be limited to financial statement footnote disclosures.
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
Recent Business Developments
In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). In response, the U.S. Customs and Border Protection agency established a process for importers to submit refund claims for certain previously paid IEEPA tariffs.
The Company has submitted, or may submit, refund requests related to certain previously paid IEEPA tariffs. The timing of claim acceptance, resolution and payment remains uncertain, therefore the Company will recognize any related refunds and interest when cash is received. As of May 2, 2026, no refunds had been received.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended May 2, 2026 and May 3, 2025 (in thousands):

	Thirteen Weeks Ended
	May 2, 2026
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$19,676		$6,105		$25,781
Travel	12,110		2,116		14,226
Accessories	7,350		1,449		8,799
Home	3,100		199		3,299
Apparel/Footwear	1,178		30		1,208
Other	1,439	(1)	950	(2)	2,389
Total net revenues	$44,853	(3)	$10,849	(4)	$55,702

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and merchandising.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $9.9 million of net revenues related to product sales recognized at a point in time and $0.9 million of net revenues related to sales-based royalties recognized over time.

	Thirteen Weeks Ended
	May 3, 2025
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$17,184		$4,480		$21,664
Travel	12,172		2,315		14,487
Accessories	7,223		765		7,988
Home	3,537		232		3,769
Apparel/Footwear	1,562		75		1,637
Other	1,405	(1)	702	(2)	2,107
Total net revenues	$43,083	(3)	$8,569	(4)	$51,652

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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Contract Balances
Contract liabilities as of May 2, 2026 and January 31, 2026, were $1.6 million. The balance as of May 2, 2026 and January 31, 2026 consisted primarily of unredeemed gift cards. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of May 2, 2026 and January 31, 2026.
The balance for accounts receivable from contracts with customers, net of allowances, as of May 2, 2026 and January 31, 2026, was $16.2 million and $16.4 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.5 million as of May 2, 2026 and January 31, 2026, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the Direct and Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of May 2, 2026.

3.Leases

Discount Rate
The weighted-average discount rate as of May 2, 2026, and May 3, 2025 was 5.1% and 5.0%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of May 2, 2026, the Company had one lease which was executed but for which it did not have control of the underlying asset; therefore, the lease liability and right-of-use asset are not recorded on the Condensed Consolidated Balance Sheet. This lease contains undiscounted lease payments, which will be included in the determination of the lease liability, totaling approximately $1.2 million and has a term of approximately 3 years commencing in fiscal year 2027.
Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen weeks ended May 2, 2026 and May 3, 2025 (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Operating lease cost	$5,846	$6,358
Variable lease cost	1,102	1,084
Short-term lease cost	61	112
Less: Sublease income (1)	(102)	(105)
Total net lease cost	$6,907	$7,449
(1) Related to the sublease of a former Company location.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The weighted-average remaining lease term as of May 2, 2026 and May 3, 2025 was 3.9 years and 4.5 years, respectively.

Supplemental operating cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$6,522	$7,126
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$339	$1,571

(1) $1.1 million and $2.7 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of May 2, 2026 and May 3, 2025, and were subsequently paid in the month following the end of each respective period.

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Numerator:
Net loss from continuing operations	$(4,825)	$(18,260)
Loss from discontinued operations, net of income tax	—	(15,200)
Net loss	$(4,825)	$(33,460)

Denominator:
Weighted-average number of common shares (basic)	28,121	27,773
Dilutive effect of stock-based awards	—	—
Weighted-average number of common shares (diluted)	28,121	27,773

Basic net loss per share:
Continuing operations	$(0.17)	$(0.66)
Discontinued operations	$—	$(0.54)
Basic net loss per share	$(0.17)	$(1.20)
Diluted net loss per share:
Continuing operations	$(0.17)	$(0.66)
Discontinued operations	$—	$(0.54)
Diluted net loss per share	$(0.17)	$(1.20)

For the thirteen weeks ended May 2, 2026 and May 3, 2025, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of May 2, 2026 and January 31, 2026, approximated their fair values.
The following table details the fair value measurements of the Company's instruments as of May 2, 2026 and January 31, 2026 (in thousands):

	Level 1		Level 2		Level 3
	May 2, 2026	January 31, 2026	May 2, 2026	January 31, 2026	May 2, 2026	January 31, 2026
Contingent consideration related to sale of business(1)	—	—	—	—	1,835	1,835

(1) Established during the thirteen weeks ended May 3, 2025. Refer to Note 13 herein for additional information.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. No impairment charges were recorded for the thirteen weeks ended May 2, 2026. There were $1.0 million impairment charges recorded for the thirteen weeks ended May 3, 2025 for store property, plant, and equipment. These charges are included in selling, general, and administrative ("SG&A") expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
6.Debt

Credit Agreement
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. On March 11, 2025, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A., as the administrative agent, and lenders from time to time party thereto, entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement dated September 7, 2018.
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
On October 21, 2025, VBD amended the agreement to include, among other things, to: (i) permit the sale of certain real property assets without requiring the application of the proceeds from such sale to be used to repay amounts

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
outstanding under the Credit Agreement, (ii) remove the prohibition against sale and leaseback transactions and (iii) increase the amount of Company assets permitted to be disposed of in any fiscal year outside the ordinary course of business from $5,000,000 to $10,000,000.
The Credit Agreement matures in May 2028.
As of May 2, 2026 and January 31, 2026, the Company had no borrowings outstanding under its Credit Agreement and availability of $68.0 million and $58.6 million, respectively. Availability under the Credit Agreement is driven by a borrowing base comprised primarily of eligible accounts receivable and inventory, each subject to advance rates, eligibility criteria, and applicable reserves. As a result, borrowing capacity may fluctuate based on the level and quality of receivables and the composition and valuation of inventory.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended May 2, 2026, was (2.4)%, compared to (2.3)% for the thirteen weeks ended May 3, 2025.
Refer to Note 13 herein for the information regarding the income tax impact associated with the sale of Pura Vida on March 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, the Company has recognized the effects of the new tax law in fiscal 2026. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on our consolidated financial statements.

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
Subsequent to May 2, 2026, the Company’s stockholders approved an amendment to the Company’s 2020 Equity and Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 3,000,000 shares.
Executive Short-Term Incentive Plan
During the thirteen weeks ended May 2, 2026, the Company initiated a new executive short-term incentive plan that provides for settlement in both equity and cash based on the achievement of certain performance objectives. Awards earned at or below 100% of target are settled entirely in shares of the Company's common stock. For awards earned in excess of 100% of target, the portion up to 100% of target is settled in shares of the Company's common stock, with any excess amount settled in cash. Shares issued under the plan vest immediately upon grant.
The portion of awards that is settled in shares of the Company's common stock results in a variable number of shares based on achievement of Company performance metrics. Accordingly, this portion of the awards is accounted for as liability-classified share-based awards.
Under the previous executive short-term incentive plan in the prior-year period, all incentive compensation was paid solely in cash.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Awards of Restricted Stock Units
During the thirteen weeks ended May 2, 2026, the Company granted 1,347,047 time-based and performance-based restricted stock units with an aggregate fair value of $4.6 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan, compared to 1,503,502 time-based and performance-based restricted stock units with an aggregate fair value of $3.2 million in the same period of the prior year.
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
The following table sets forth a summary of restricted stock unit activity for the thirteen weeks ended May 2, 2026 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 31, 2026	2,383	$2.28	215	$5.26
Granted	823	3.39	524	3.39
Vested	(444)	2.77	(164)	4.76
Forfeited	(143)	2.57	(67)	3.51
Nonvested units outstanding at May 2, 2026	2,619	$2.53	508	$3.73
As of May 2, 2026, there was $6.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.4 years, subject to meeting performance conditions.

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
As of May 2, 2026, there was $30.0 million remaining available to repurchase shares of the Company's common stock under the 2024 Share Repurchase Program.
As of May 2, 2026, the Company held as treasury shares 15,834,579 shares of its common stock at an average price of $9.90 per share, excluding commissions, for an aggregate carrying amount of $156.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11.Cost Savings Initiatives and Other Charges
Cost Savings Initiatives and Severance Charges
During fiscal 2023, the Company began implementation of its targeted cost reductions, which were expected to be fully realized in fiscal 2025. In late fiscal 2025, additional cost optimization initiatives were identified and are expected to be fully realized in fiscal 2027. Expense savings are being derived across various areas of the Company, including retail store efficiencies, marketing expenses, information technology contracts, professional services, logistics and operational costs, and corporate payroll.

The Company incurred the following charges during the thirteen weeks ended May 2, 2026 (in thousands):

	Reportable Segment
	Direct	Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$334	$117	$666	$1,117
Total (1)	$334	$117	$666	$1,117

(1) Recorded within selling, general, and administrative ("SG&A") expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of January 31, 2026	$744
Fiscal 2027 charges	1,117
Cash payments	(522)
Liability as of May 2, 2026(1)	$1,339

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the thirteen weeks ended May 3, 2025 (in thousands):

	Reportable Segment
	Direct	Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$15	$—	$275	$290
Total (1)	$15	$—	$275	$290

(1) Recorded within SG&A expenses

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges and Cash Retention Payment Acceleration Charges (1)
Liability as of February 1, 2025	$2,525
Fiscal 2026 charges	290
Cash payments	(2,230)
Liability as of May 3, 2025(1)	$585

(1) Remaining liability is recorded within accrued employment costs

12.Segment Reporting
The Company has two operating segments, which are also its reportable segments: Direct and Indirect. During the thirteen weeks ended May 3, 2025, the Company completed the sale of its wholly owned subsidiary, Creative Genius, also referred to as Pura Vida which was the Company's third reporting segment. Refer to Note 13 for additional information. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing the performance of the segments. The Company's CODM is our Chief Executive Officer & Chairman.
The Direct segment includes Vera Bradley full-line and outlet stores; e-commerce sites (verabradley.com, verabradleyoutlet.com, and international.verabradley.com); direct to consumer marketplaces; and typically the Vera Bradley annual outlet sale. Revenues generated from this segment are driven through the sale of Vera Bradley-branded products from Vera Bradley to end consumers.
The Indirect segment represents revenues generated through the distribution of Vera Bradley-branded products to specialty retailers representing approximately 1,200 locations, substantially all of which are located in the United States; key accounts, which include department stores, national accounts, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Net revenues, cost of sales, other segment expenses, and operating income information for the Company’s reportable segments, as well as a reconciliation to loss from continuing operations before income taxes during the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Segment net revenues:
Direct	$44,853	$43,083
Indirect	10,849	8,569
Total	$55,702	$51,652
Segment cost of sales:
Direct	$21,272	$23,877
Indirect	5,599	5,008
Total	$26,871	$28,885
Other segment expenses, net (1)
Direct	$20,474	$24,742
Indirect	1,241	1,581
Total	$21,715	$26,323
Segment operating income (loss):
Direct	$3,107	$(5,536)
Indirect	4,009	1,980
Total	$7,116	$(3,556)
Reconciliation:
Segment operating income (loss):	$7,116	$(3,556)
Unallocated corporate expenses	$(11,764)	$(14,301)
Interest (expense) income	(65)	4
Loss from continuing operations before income taxes	$(4,713)	$(17,853)
(1) Other segment expenses, net include SG&A expenses and are net of other income.

13.Discontinued Operations
On March 11, 2025, the Company completed the sale of Creative Genius pursuant to an Interest Purchase Agreement (the “Agreement”) to sell one hundred percent (100%) of Creative Genius, which operates under the name Pura Vida Bracelets. The sale consummated on March 31, 2025. In connection with the transaction, the Company received total consideration of $3.5 million, consisting of a combination of cash consideration, subject to net working capital and net cash adjustments, as well as contingent consideration.
At closing, the Company received cash proceeds of $0.9 million, in addition, the Company is entitled to receive contingent consideration with an estimated fair value of $2.5 million, based on the present value of expected future payments. The remaining contingent consideration receivable was $1.8 million as of May 2, 2026. The contingent consideration is calculated as 5% of total sales generated by the divested business, as operated by the buyer, net of customary shipping costs, during the earn-out period specified in the agreement. The earn-out period and related terms are consistent with customary provisions for transactions of this nature. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow analysis based on internal projections of the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
buyer’s expected future sales. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs.
The Company will assess changes in the fair value of the contingent consideration at each reporting date, with any adjustments recognized in earnings in the period in which such changes are identified.

The Company recorded a net loss on disposal of $15.2 million for the thirteen weeks ended May 3, 2025. The loss on sale is presented as part of results of the discontinued operations.
The results of operations for the Pura Vida business is reported as discontinued operations in the Consolidated Statements of Operations for all periods presented in this Form 10-Q. This business was historically presented as its own reportable segment.
Results of discontinued operations were as follows for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net revenues	$—	$5,553
Cost of sales	—	2,167
Gross profit	—	3,386
Selling, general, and administrative expenses	—	3,244
Other expense, net (1)	—	(15,342)
Operating loss from discontinued operations	—	(15,200)
Interest income, net	—	—
Loss from discontinued operations before income taxes	—	(15,200)
Income tax expense	—	—
Loss from discontinued operations	—	(15,200)
(1) Includes $15.2 million loss on sale of discontinued operations recorded during the thirteen weeks ended May 3, 2025.
The Company provides certain transition services to support the divested business in accordance with the Interest Purchase Agreement.

The following table presents cash flows from operating and investing activities for discontinued operations for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cash used in operating activities - discontinued operations	$—	$(2,115)
Cash provided by investing activities - discontinued operations	—	2

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen weeks ended May 2, 2026 and May 3, 2025. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen weeks ended May 2, 2026, are not necessarily indicative of the results to be expected for the full fiscal year.
Strategic Progress, Macroeconomic Factors, and Other Factors Impacting our Financial Condition and Results of Operations
Strategic Progress. We are continuing execution of Project Sunshine, a comprehensive strategy to strengthen our market position by tapping into our brand’s strong emotional connection with consumers. We are simplifying decision-making, removing organizational complexity, and focusing resources on high-impact initiatives. This operational focus, paired with prudent cost management, will allow us to invest in the brand, innovation, and customer experiences, all while driving shareholder value. These improvements are about agility — building a responsive organization to fully leverage our unique brand position.
The five key initiatives of Project Sunshine are:
Sharpening Our Brand Focus: We are restoring Vera Bradley’s distinctive, joyful brand positioning by strengthening product, emphasis on social-first marketing, storytelling, and partnering selectively across wholesale and IP to rebuild relevance and demand.
Resetting Our Go-to-Market Model: We are rebuilding our commercial engine with sharper hero product focus, disciplined pricing and promotions, improved inventory planning, and integrated, insight-led execution across channels.
Rewiring the Digital Ecosystem: We are integrating our digital commerce platforms to create a seamless customer journey, supported by enhanced site functionality, data-driven decisions, and improved conversion and profitability.
Outlet 2.0: We are transforming our outlet channel from discount driven to a curated, brand-building smart-value experience that is delivering higher sales, conversion, and profitability.
Reimagining How We Work: We are streamlining the organization while investing in critical talent and capabilities to create a more agile, future-fit company positioned for sustainable long-term growth.
Macroeconomic and Other Factors. We continue to closely monitor the dynamic economic landscape and are actively managing the impact of changing tariff costs. While ongoing inflationary pressures and related macroeconomic factors continue to influence consumer discretionary spending, our business has demonstrated resilience to start the fiscal year. We delivered a strong start to fiscal 2027 and remain focused on executing our strategic initiatives and adapting to current market conditions to support sustained long-term growth.
Management Transition
In June 2025, the Company announced the departure of its former Chief Executive Officer (“CEO”), Jacqueline Ardrey. In March 2026, Board member Ian Bickley was appointed permanent CEO and Executive Chairman after serving as our Interim CEO since July 2025. Martin Layding was named Chief Financial Officer in June 2025 and was promoted to also serve as the Chief Operating Officer in March 2026.
Recent Transactions
The sale of Pura Vida was completed on March 31, 2025. See Note 13 to the Notes to the Condensed Consolidated Financial Statements herein for additional information. The loss on sale was presented as part of results of the discontinued operations. We have reflected the results of operations of the Pura Vida business as discontinued operations in the Consolidated Statement of Operations. This business was historically presented as its own reporting unit.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures.

Net Revenues
Net revenues reflect sales of our merchandise and revenue from distribution and shipping and handling fees, less returns and discounts. Revenues for the Direct segment reflect sales through full-line and outlet stores; e-commerce sites (verabradley.com, verabradleyoutlet.com, and international.verabradley.com); direct to consumer marketplaces; and typically the Vera Bradley annual outlet sale. Revenues for the Indirect segment reflect sales of Vera Bradley-branded products to specialty retail partners; key accounts consisting of department stores, national accounts, and third-party inventory liquidators; and royalties recognized through licensing agreements related to the Vera Bradley brand.
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
Selling, General, and Administrative Expenses (“SG&A”)
SG&A expenses include selling; advertising, marketing, and product development; and administrative expenses. Selling expenses include:
•Direct business expenses, such as store expenses, employee compensation, and store occupancy and supply costs;
•Indirect business expenses consisting primarily of employee compensation and other expenses associated with sales to Indirect retailers; and
Advertising, marketing, and product development expenses include employee compensation, media costs, creative production expenses, marketing agency fees, new product design costs, public relations expenses, and market research expenses. Administrative expenses include employee compensation for corporate functions, corporate headquarters occupancy costs, consulting and software expenses, and charitable donations, as well as severance charges and consulting fees associated with cost savings initiatives disclosed in Note 11 to the Notes to the Condensed Consolidated Financial Statements herein.

Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Statement of Operations Data:
Net revenues	$55,702	$51,652
Cost of sales	26,871	28,885
Gross profit	28,831	22,767
Selling, general, and administrative expenses	34,128	40,804
Other income, net	649	180
Operating loss from continuing operations	(4,648)	(17,857)
Interest (expense) income, net	(65)	4
Loss from continuing operations before income taxes	(4,713)	(17,853)
Income tax expense	112	407
Net loss from continuing operations	$(4,825)	$(18,260)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of sales	48.2%	55.9%
Gross profit	51.8%	44.1%
Selling, general, and administrative expenses	61.3%	79.0%
Other income, net	1.2%	0.3%
Operating loss from continuing operations	(8.3)%	(34.6)%
Interest (expense) income, net	(0.1)%	—%
Loss from continuing operations before income taxes	(8.4)%	(34.6)%
Income tax expense	0.2%	0.8%
Net loss from continuing operations	(8.6)%	(35.4)%

The following tables present net revenues and operating income (loss) by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net Revenues by Segment:
Direct	$44,853	$43,083
Indirect	10,849	8,569
Total	$55,702	$51,652
Percentage of Net Revenues by Segment:
Direct	80.5%	83.4%
Indirect	19.5%	16.6%
Total	100.0%	100.0%

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Operating Income (Loss) by Segment:
Direct	$3,107	$(5,536)
Indirect	4,009	1,980
Less: Corporate unallocated	(11,764)	(14,301)
Total	$(4,648)	$(17,857)
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
Direct	6.9%	(12.8)%
Indirect	37.0%	23.1%
Vera Bradley Store Data (1):
Total stores opened during period	—	2
Total stores closed during period	(3)	(2)
Total stores open at end of period	112	126
Total gross square footage at end of period	354,709	386,091
Average net revenues per gross square foot (2)	$65	$58
Comparable sales (including e-commerce) increase (decrease) (3)	13.4%	(25.0)%

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
(3)Comparable sales are calculated based upon stores that have been open for at least 12 full fiscal months and net revenues from e-commerce operations. Comparable sales increase (decrease) is reported as a percentage of the comparable sales for the same period in the prior fiscal year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior period, in which case the non-comparable temporary closure periods are not included, or the remodel resulted in a significant change in square footage.

Thirteen Weeks Ended May 2, 2026, Compared to Thirteen Weeks Ended May 3, 2025
Net Revenues
For the thirteen weeks ended May 2, 2026, net revenues increased $4.0 million, or 7.8%, to $55.7 million, from $51.7 million in the comparable prior-year period.
Direct. For the thirteen weeks ended May 2, 2026, net revenues in the Direct segment increased $1.8 million, or 4.1%, to $44.9 million, from $43.1 million in the comparable prior-year period. Vera Bradley comparable sales increased 13.4%, which includes an 11.6% increase in comparable store sales as well as an increase in e-commerce sales of 15.5%. In addition, non-

comparable revenue decreased $3.5 million, primarily attributable to not hosting the Vera Bradley annual outlet sale in the current year period. The increase in comparable sales and comparable store sales was primarily due to improved e-commerce conversion and average ticket price, as well as increased traffic in outlet and full-line stores.
Indirect. For the thirteen weeks ended May 2, 2026, net revenues in the Indirect segment increased $2.3 million, or 26.6%, to $10.8 million, from $8.6 million in the comparable prior-year period. The increase was primarily due to improvement in specialty and department stores, while cut-to-order sales enabled continued growth across key accounts.
Gross Profit
For the thirteen weeks ended May 2, 2026, gross profit increased $6.0 million, or 26.6%, to $28.8 million, from $22.8 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 51.8% for the thirteen weeks ended May 2, 2026, from 44.1% in the comparable prior-year period. The year over year margin rate improvement was driven by favorable sales mix and lower freight and duty costs in the current year period, as well as reduction in costs related to inventory write-offs associated with the sale of Pura Vida, purchase order cancellation fees, and professional fees in the prior-year period.
Selling, General, and Administrative Expenses
For the thirteen weeks ended May 2, 2026, SG&A expenses decreased $6.7 million, or 16.4%, to $34.1 million, from $40.8 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 61.3% for the thirteen weeks ended May 2, 2026, from 79.0% in the comparable prior-year period. For the thirteen weeks ended May 2, 2026, consolidated SG&A expenses decreased primarily due to a $2.9 million reduction in advertising costs, driven by cost optimization efforts including reduction and phasing of advertising spend throughout the year; a $1.3 million reduction in building expenses resulting from store closures and favorable lease negotiations; $1.0 property, plant, & equipment charges in the prior-year period that did not recur in the current year period; a $0.7 million reduction in employee-related costs, including reduced headcount, partially offset by an increase in variable compensation; a $0.3 million reduction in professional fees; and a $0.5 million reduction in net other expenses.
Other Income, Net
For the thirteen weeks ended May 2, 2026, net other income increased $0.4 million to $0.6 million, from $0.2 million in the comparable prior-year period. The increase in net other income was primarily due to income from the TSA resulting from the sale of Creative Genius.
Operating Loss from Continuing Operations
For the thirteen weeks ended May 2, 2026, operating loss from continuing operations decreased $13.3 million, or 74.0%, to $(4.6) million, from $(17.9) million in the comparable prior-year period. As a percentage of net revenues, operating loss from continuing operations was (8.3)% and (34.6)% for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. Operating loss from continuing operations decreased due to the factors described above.
Direct. For the thirteen weeks ended May 2, 2026, operating income in the Direct segment increased $8.6 million, or 156.1%, to $3.1 million, from an operating loss of $(5.5) million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income (loss) in the Direct segment was 6.9% and (12.8)% for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to an increase in gross margin as a percentage of net revenues as described above, expense reductions of $1.6 million in advertising costs and $1.1 million in building expenses resulting from store closures and favorable lease negotiations, the absence of $1.0 million of property, plant, and equipment impairment charges recognized in the prior-year period, as well as improved leverage of SG&A expenses.
Indirect. For the thirteen weeks ended May 2, 2026, operating income in the Indirect segment increased $2.0 million, or 102.5%, to $4.0 million from $2.0 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 37.0% and 23.1% for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. The increase in operating income as a percentage of Indirect segment net revenues was due to an increase in gross margin as a percentage of net revenues as well as improved leverage of SG&A expenses.
Unallocated. For the thirteen weeks ended May 2, 2026, unallocated expenses decreased $2.5 million, or 17.7%, to $11.8 million from $14.3 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a $1.0 million decrease in advertising expenses, a $0.5 million reduction in professional fees, and a $0.4 million reduction in employee-related costs, partially offset by a $0.6 million increase in net other expenses.

Interest (Expense) Income, Net
For the thirteen weeks ended May 2, 2026, interest expense increased $0.1 million, to $(0.1) million from interest income of $4.0 thousand in the comparable prior-year period.
Income Tax Expense
The effective tax rate for the thirteen weeks ended May 2, 2026, was (2.4)%, compared to (2.3)% for the thirteen weeks ended May 3, 2025. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net Loss from Continuing Operations
For the thirteen weeks ended May 2, 2026, there was a net loss from continuing operations of $(4.8) million, a $13.5 million decrease, from $(18.3) million in the comparable prior-year period due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). Availability under the Credit Agreement is driven by a borrowing base comprised primarily of eligible accounts receivable and inventory, each subject to advance rates, eligibility criteria, and applicable reserves. As a result, borrowing capacity may fluctuate based on the level and quality of receivables and the composition and valuation of inventory. There was no debt outstanding under the Credit Agreement as of May 2, 2026. The Company also owns two real estate properties that are unencumbered, which provide additional financial flexibility and may serve as a potential source of liquidity or collateral if needed. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.
Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net cash used in operating activities	$(5,250)	$(17,902)
Net cash used in investing activities	(333)	(968)
Net cash used in financing activities	(412)	(171)
Net Cash Used in Operating Activities
Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, and stock-based compensation; and the effect of changes in assets and liabilities.
Net cash used in operating activities for the thirteen weeks ended May 2, 2026 was $5.3 million, compared to $17.9 million for the thirteen weeks ended May 3, 2025. The decrease in cash used in operating activities was primarily attributable to a net loss of $(4.8) million, a $28.6 million improvement, from the comparable prior-year period, net of the $15.2 million loss on sale of business recognized in the prior-year period. Operating cash flows also benefited from continued inventory management initiatives, which resulted in a $2.9 million source of cash from inventories during the current year period compared to a $7.4 million use of cash in the prior-year period. These favorable impacts were partially offset by changes in accounts payable and accrued liabilities, which represented a $5.2 million net use of cash in the current year period, primarily attributable to the timing of payments at the end of fiscal 2026.

Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $0.3 million for the thirteen weeks ended May 2, 2026, compared to $1.0 million for the thirteen weeks ended May 3, 2025. The decrease in cash used in investing activities was primarily attributable to a decrease in property, plant, and equipment spending of $1.6 million in the current year period, partially offset by $0.9 million proceeds from the sale of Pura Vida recognized in the prior-year period.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.4 million for the thirteen weeks ended May 2, 2026, compared to $0.2 million for the thirteen weeks ended May 3, 2025. The increase in cash used in financing activities was primarily attributable to higher tax withholding payments related to equity compensation.
Credit Agreement
On September 7, 2018, Vera Bradley Designs, Inc. (“VBD”), a wholly-owned subsidiary of the Company, entered into an asset-based revolving Credit Agreement (the “Credit Agreement”) among VBD, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. On March 11, 2025, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A., as the administrative agent, and lenders from time to time party thereto, entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Credit Agreement provides for certain credit facilities to VBD in an aggregate principal amount not to initially exceed the lesser of $75.0 million or the amount of borrowing availability determined in accordance with a borrowing base of certain assets. Borrowings under the credit facilities are available to finance general corporate purposes of VBD and its subsidiaries, including but not limited to Vera Bradley International, LLC, and Vera Bradley Sales, LLC. The Credit Agreement also contains an option for VBD to arrange with lenders to increase the aggregate principal amount by up to $50.0 million.
On October 21, 2025, VBD amended the agreement to include, among other things, to: (i) permit the sale of certain real property assets without requiring the application of the proceeds from such sale to be used to repay amounts outstanding under the Credit Agreement, (ii) remove the prohibition against sale and leaseback transactions and (iii) increase the amount of Company assets permitted to be disposed of in any fiscal year outside the ordinary course of business from $5,000,000 to $10,000,000.
As of May 2, 2026 and January 31, 2026, the Company had no borrowings outstanding and availability of $68.0 million and $58.6 million, respectively, under the Credit Agreement, subject to the borrowing base provisions of the facility.
For further information regarding the Credit Agreement, please see Note 6 of the Notes to Condensed Consolidated Financial Statements herein.
Material Cash Requirements
As of May 2, 2026, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for

the fiscal year ended January 31, 2026. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of May 2, 2026.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of May 2, 2026, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Operating & Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Operating & Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2026.
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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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
As of May 2, 2026, there were no purchases made under the 2024 Share Repurchase Program.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the thirteen weeks ended May 2, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS
a. Exhibits

Exhibit No.	Description

10.1	Fiscal 2027 Annual Incentive Compensation Plan (Executives)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	Section 906 Certifications

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vera Bradley, Inc. (Registrant)

Date: June 11, 2026	/s/ Martin Layding
Martin Layding
Chief Operating & Financial Officer