Form 10-Q
period 2026-08-01
Vera Bradley, Inc.
filed 2026-09-15
CIK 1495320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 28,688,664 shares of its common stock outstanding as of September 8, 2026.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vera Bradley, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	August 1, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$34,249	$18,513
Accounts receivable, net	12,819	17,301
Inventories	69,252	75,951
Short-term contingent consideration	1,835	1,605
Income taxes receivable	223	317
Prepaid expenses and other current assets	7,468	6,034
Total current assets	125,846	119,721
Operating right-of-use assets	64,915	63,233
Property, plant, and equipment, net	44,255	46,358
Long-term contingent consideration	—	230
Other assets	4,257	4,463
Total assets	$239,273	$234,005
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,905	$16,235
Accrued employment costs	8,698	5,394
Short-term operating lease liabilities	15,573	18,620
Other accrued liabilities	12,353	10,185
Income taxes payable	22	16
Total current liabilities	51,551	50,450
Long-term operating lease liabilities	55,395	51,914
Other long-term liabilities	2	2
Total liabilities	106,948	102,366
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value; 200,000 shares authorized, 44,519 and 43,800 shares issued and 28,684 and 27,966 shares outstanding, respectively	—	—
Additional paid-in capital	117,180	116,152
Retained earnings	172,114	172,439
Accumulated other comprehensive loss	(149)	(132)
Treasury stock	(156,820)	(156,820)
Total shareholders’ equity	132,325	131,639
Total liabilities and shareholders’ equity	$239,273	$234,005

The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net revenues	$71,649	$70,858	$127,351	$122,510
Cost of sales	28,835	35,361	55,706	64,246
Gross profit	42,814	35,497	71,645	58,264
Selling, general, and administrative expenses	38,747	40,442	72,875	81,246
Other income, net	113	353	762	533
Operating income (loss) from continuing operations	4,180	(4,592)	(468)	(22,449)
Interest income (expense), net	227	(134)	162	(130)
Income (loss) from continuing operations before income taxes	4,407	(4,726)	(306)	(22,579)
Income tax (benefit) expense	(93)	(17)	19	390
Net income (loss) from continuing operations	4,500	(4,709)	(325)	(22,969)
Income (loss) from discontinued operations, net of income tax	—	37	—	(15,163)
Net income (loss)	$4,500	$(4,672)	$(325)	$(38,132)

Basic weighted-average shares outstanding	28,546	27,935	28,337	27,854
Diluted weighted-average shares outstanding	30,004	27,935	28,337	27,854

Basic net income (loss) per share:
Continuing operations	$0.16	$(0.17)	$(0.01)	$(0.82)
Discontinued operations	$—	$—	$—	$(0.55)
Basic net income (loss) per share	$0.16	$(0.17)	$(0.01)	$(1.37)
Diluted net income (loss) per share:
Continuing operations	$0.15	$(0.17)	$(0.01)	$(0.82)
Discontinued operations	$—	$—	$—	$(0.55)
Diluted net income (loss) per share	$0.15	$(0.17)	$(0.01)	$(1.37)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income (loss)	$4,500	$(4,672)	$(325)	$(38,132)
Cumulative translation adjustment	(5)	(64)	(17)	(108)
Comprehensive income (loss), net of tax	$4,495	$(4,736)	$(342)	$(38,240)
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 31, 2026	27,965,520	15,834,579	$116,152	$172,439	$(132)	$(156,820)	$131,639
Net loss	—	—	—	(4,825)	—	—	(4,825)
Translation adjustments	—	—	—	—	(12)	—	(12)
Restricted shares vested, net of repurchase for taxes	472,914	—	(412)	—	—	—	(412)
Stock-based compensation	—	—	659	—	—	—	659
Balance at May 2, 2026	28,438,434	15,834,579	$116,399	$167,614	$(144)	$(156,820)	$127,049
Net income	—	—	—	4,500	—	—	4,500
Translation adjustments	—	—	—	—	(5)	—	(5)
Restricted shares vested, net of repurchase for taxes	245,981	—	(518)	—	—	—	(518)
Stock-based compensation	—	—	1,299	—	—	—	1,299
Balance at August 1, 2026	28,684,415	15,834,579	$117,180	$172,114	$(149)	$(156,820)	$132,325

	Number of Shares
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at February 1, 2025	27,700,900	15,834,579	$115,515	$220,279	$(19)	$(156,820)	$178,955
Net loss	—	—	—	(33,460)	—	—	(33,460)
Translation adjustments	—	—	—	—	(44)	—	(44)
Restricted shares vested, net of repurchase for taxes	217,422	—	(171)	—	—	—	(171)
Stock-based compensation	—	—	754	—	—	—	754
Balance at May 3, 2025	27,918,322	15,834,579	$116,098	$186,819	$(63)	$(156,820)	$146,034
Net loss	—	—	—	(4,672)	—	—	(4,672)
Translation adjustments	—	—	—	—	(64)	—	(64)
Restricted shares vested, net of repurchase for taxes	18,382	—	(29)	—	—	—	(29)
Stock-based compensation	—	—	(783)	—	—	—	(783)
Balance at August 2, 2025	27,936,704	15,834,579	$115,286	$182,147	$(127)	$(156,820)	$140,486
The accompanying notes are an integral part of these financial statements.

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities
Net loss	$(325)	$(38,132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	3,522	4,100
Amortization of operating right-of-use assets	9,914	10,220
Impairment charges	—	1,048
Provision for doubtful accounts	161	97
Stock-based compensation	2,658	(29)
Loss on sale of business	—	15,163
Other non-cash loss, net	92	17
Changes in assets and liabilities:
Accounts receivable	4,321	(3,994)
Inventories	6,699	(4,913)
Prepaid expenses and other assets	(1,228)	(1,212)
Accounts payable	(1,718)	2,830
Income taxes	100	140
Operating lease liabilities, net	(11,162)	(11,772)
Accrued and other liabilities	4,687	3,139
Net cash provided by (used in) operating activities	17,721	(23,298)
Cash flows from investing activities
Purchases of property, plant, and equipment	(1,038)	(2,613)
Proceeds from sale of business, net of cash disposed	—	1,037
Net cash used in investing activities	(1,038)	(1,576)
Cash flows from financing activities
Tax withholdings for equity compensation	(930)	(200)
Borrowings under asset-based revolving credit agreement	—	15,000
Repayment of borrowings under asset-based revolving credit agreement	—	(5,000)
Net cash (used in) provided by financing activities	(930)	9,800
Effect of exchange rate changes on cash and cash equivalents	(17)	(108)
Net increase (decrease) in cash and cash equivalents	15,736	(15,182)
Cash and cash equivalents, beginning of period	18,513	30,366
Cash and cash equivalents, end of period	$34,249	$15,184

Vera Bradley, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(continued)
(unaudited)

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Supplemental disclosure of cash flow information
Cash (received) paid for interest	$(244)	$121
Cash (received) paid for income taxes, net	$(80)	$252
Supplemental disclosure of non-cash activity
Non-cash operating, investing, and financing activities
Purchases of property, plant, and equipment incurred but not yet paid	$622	$92
Contingent consideration related to sale of business	$1,835	$2,552
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
•The Direct segment consists of sales of Vera Bradley products through Vera Bradley full-line and outlet stores in the United States; e-commerce sites (verabradley.com, verabradleyoutlet.com, and international.verabradley.com); direct to consumer marketplaces; and typically the Vera Bradley annual outlet sale in Fort Wayne, Indiana. As of August 1, 2026, the Company operated 26 full-line stores and 86 outlet stores.
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
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the thirteen and twenty-six weeks ended August 1, 2026, are not necessarily indicative of the results to be expected for the full fiscal year due to, in part, seasonal fluctuations in the business and the uncertainty of macroeconomic factors on future periods, including inflation and other related matters.
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
Fiscal Periods
The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 1, 2026 and August 2, 2025 refer to the thirteen week periods ended on those dates.

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
As of August 1, 2026, the Company has submitted refund requests and received refunds related to certain previously paid IEEPA tariffs. Because the timing of claim acceptance, resolution and payment was previously uncertain, the Company did not recognize any related refunds and interest until cash was received. During the quarter ended August 1, 2026, $8.0 million in refunds and $0.3 million in interest was received. $7.7 million was recognized in Cost of Goods Sold during the quarter with the remaining $0.3 million to be recognized in the third quarter of fiscal 2027. All interest received was recorded in interest income in the period. No additional refunds are expected to be received by the Company.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2.Revenue from Contracts with Customers

Disaggregation of Revenue
The following presents the Company's net revenues disaggregated by product category for the thirteen weeks ended August 1, 2026 and August 2, 2025 (in thousands):

	Thirteen Weeks Ended
	August 1, 2026
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$33,148		$3,235		$36,383
Travel	15,481		1,334		16,815
Accessories	9,001		607		9,608
Home	4,568		81		4,649
Apparel/Footwear	1,257		3		1,260
Other	1,922	(1)	1,012	(2)	2,934
Total net revenues	$65,377	(3)	$6,272	(4)	$71,649

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and visual fixtures.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $5.3 million of net revenues related to product sales recognized at a point in time and $1.0 million of net revenues related to sales-based royalties recognized over time.

	Thirteen Weeks Ended
	August 2, 2025
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$29,615		$6,983		$36,598
Travel	14,909		1,865		16,774
Accessories	8,702		670		9,372
Home	3,770		158		3,928
Apparel/Footwear	1,630		99		1,729
Other	1,888	(1)	569	(2)	2,457
Total net revenues	$60,514	(3)	$10,344	(4)	$70,858

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
The following presents the Company's net revenues disaggregated by product category for the twenty-six weeks ended August 1, 2026 and August 2, 2025 (in thousands):

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Twenty-Six Weeks Ended
	August 1, 2026
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$52,824		$9,340		$62,164
Travel	27,591		3,450		31,041
Accessories	16,351		2,056		18,407
Home	7,668		280		7,948
Apparel/Footwear	2,435		33		2,468
Other	3,361	(1)	1,962	(2)	5,323
Total net revenues	$110,230	(3)	$17,121	(4)	$127,351

(1) Primarily includes net revenues from stationery, freight, and gift card breakage.
(2) Primarily includes net revenues from licensing agreements, freight, and visual fixtures.
(3) Net revenues were related to product sales recognized at a point in time.
(4) $15.2 million of net revenues related to product sales recognized at a point in time and $1.9 million of net revenues related to sales-based royalties recognized over time.

	Twenty-Six Weeks Ended
	August 2, 2025
	Direct Segment		Indirect Segment		Total
Product categories
Bags	$46,799		$11,463		$58,262
Travel	27,081		4,180		31,261
Accessories	15,925		1,435		17,360
Home	7,307		390		7,697
Apparel/Footwear	3,192		174		3,366
Other	3,293	(1)	1,271	(2)	4,564
Total net revenues	$103,597	(3)	$18,913	(4)	$122,510

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

Contract Balances
Contract liabilities as of August 1, 2026 and January 31, 2026, were $1.6 million. The balance as of August 1, 2026 and January 31, 2026 consisted primarily of unredeemed gift cards. These contract liabilities are recognized within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Substantially all contract liabilities are recognized within one year. The Company did not have contract assets as of August 1, 2026 and January 31, 2026.

The balance for accounts receivable from contracts with customers, net of allowances, as of August 1, 2026 and January 31, 2026, was $11.3 million and $16.4 million, respectively, which is recognized within accounts receivable, net, on the Company’s Condensed Consolidated Balance Sheets. The provision for doubtful accounts was $0.6 million

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
and $0.5 million as of August 1, 2026 and January 31, 2026, respectively. The provision for doubtful accounts is based upon the likelihood of default expected during the life of the receivable.

Performance Obligations
The performance obligations for the Direct and Indirect segments include the promise to transfer distinct goods (or a bundle of distinct goods). The Indirect segment also includes the right to access intellectual property (“IP”) related to the Vera Bradley brand.
Remaining Performance Obligations
The Company does not have remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of August 1, 2026.

3.Leases

Discount Rate
The weighted-average discount rate as of August 1, 2026, and August 2, 2025 was 5.3% and 5.1%, respectively. The discount rate is not readily determinable in the lease; therefore, the Company estimated the incremental borrowing rate, at the commencement date of each lease, which is the rate of interest it would have to borrow on a collateralized basis over a similar term with similar payments.

Leases Not Yet Commenced
As of August 1, 2026, there were no executed leases in which the Company did not have control of the underlying asset.
Amounts Recognized in the Condensed Consolidated Financial Statements
The following lease expense is recorded within cost of sales for the Asia sourcing office and certain equipment leases and within selling, general, and administrative expenses for all other leases, including retail store leases, in the Company's Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating lease cost	$5,997	$6,218	$11,843	$12,576
Variable lease cost	1,012	1,012	2,114	2,096
Short-term lease cost	55	83	116	195
Less: Sublease income (1)	(102)	(103)	(204)	(208)
Total net lease cost	$6,962	$7,210	$13,869	$14,659
(1) Related to the sublease of a former Company location.
The weighted-average remaining lease term as of August 1, 2026 and August 2, 2025 was 4.3 years and 4.4 years, respectively.

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Supplemental operating cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$12,998	$14,202
Right-of-use assets increase as a result of new and modified operating lease liabilities, net	$11,596	$2,106

(1) $2.3 million of lease liabilities were recorded within accounts payable on the Company's Consolidated Balance Sheets as of August 2, 2025, and were subsequently paid in the month following the end of the period.

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
The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Numerator:
Net income (loss) from continuing operations	$4,500	$(4,709)	$(325)	$(22,969)
Income (loss) from discontinued operations, net of income tax	—	37	—	(15,163)
Net income (loss)	$4,500	$(4,672)	$(325)	$(38,132)

Denominator:
Weighted-average number of common shares (basic)	28,546	27,935	28,337	27,854
Dilutive effect of stock-based awards	1,458	—	—	—
Weighted-average number of common shares (diluted)	30,004	27,935	28,337	27,854

Basic net income (loss) per share:
Continuing operations	$0.16	$(0.17)	$(0.01)	$(0.82)
Discontinued operations	$—	$—	$—	$(0.55)
Basic net income (loss) per share	$0.16	$(0.17)	$(0.01)	$(1.37)
Diluted net income (loss) per share:
Continuing operations	$0.15	$(0.17)	$(0.01)	$(0.82)
Discontinued operations	$—	$—	$—	$(0.55)
Diluted net income (loss) per share	$0.15	$(0.17)	$(0.01)	$(1.37)

For the twenty-six weeks ended August 1, 2026 and the thirteen and twenty-six weeks ended August 2, 2025, all potential common shares were excluded from the diluted share calculation because they were anti-dilutive due to the net loss in the period.

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
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other current assets, and accounts payable as of August 1, 2026 and January 31, 2026, approximated their fair values.
The following table details the fair value measurements of the Company's instruments as of August 1, 2026 and January 31, 2026 (in thousands):

	Level 1		Level 2		Level 3
	August 1, 2026	January 31, 2026	August 1, 2026	January 31, 2026	August 1, 2026	January 31, 2026
Contingent consideration related to sale of business(1)	—	—	—	—	$1,835	$1,835

(1) Established during the thirteen weeks ended May 3, 2025. Refer to Note 13 herein for additional information.
The Company assesses potential impairments to its long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Store-level assets and right-of-use assets are grouped at the individual store-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the store assets is determined using the discounted future cash flow method of anticipated cash flows through the store’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. No impairment charges were recorded for the thirteen and twenty-six weeks ended August 1, 2026 and thirteen weeks ended August 2, 2025. There were $1.0 million impairment charges recorded for the twenty-six weeks ended August 2, 2025 for store property, plant, and equipment. These charges are included in selling, general, and administrative ("SG&A") expenses in the Consolidated Statements of Operations and in impairment charges in the Consolidated Statements of Cash Flows.
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
The Credit Agreement matures in May 2028.
As of August 1, 2026 and January 31, 2026, the Company had no borrowings outstanding under its Credit Agreement and availability of $54.3 million and $58.6 million, respectively. Availability under the Credit Agreement is driven by a borrowing base comprised primarily of eligible accounts receivable and inventory, each subject to advance rates, eligibility criteria, and applicable reserves. As a result, borrowing capacity may fluctuate based on the level and quality of receivables and the composition and valuation of inventory.

7.Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.
The effective tax rate for the thirteen weeks ended August 1, 2026 was (2.1)% compared to 0.4% for the thirteen weeks ended August 2, 2025.
The effective tax rate for the twenty-six weeks ended August 1, 2026, was (6.2)%, compared to (1.7)% for the twenty-six weeks ended August 2, 2025.
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
The Company reserved 9,000,000 shares of common stock for issuance or transfer under the 2020 Equity and Incentive Plan, as amended, which allows for grants of restricted stock units, as well as other equity awards. The Company maintains the 2010 Equity and Incentive Plan for awards granted prior to the effectiveness of the 2020 Equity and Incentive Plan.
Executive Short-Term Incentive Plan
During the twenty-six weeks ended August 1, 2026, the Company initiated a new executive short-term incentive plan that provides for settlement in both equity and cash based on the achievement of certain performance objectives. Awards earned at or below 100% of target are settled entirely in shares of the Company's common stock. For awards earned in excess of 100% of target, the portion up to 100% of target is settled in shares of the Company's common stock, with any excess amount settled in cash. Shares issued under the plan vest immediately upon grant.
The portion of awards that is settled in shares of the Company's common stock results in a variable number of shares based on achievement of Company performance metrics. Accordingly, this portion of the awards is accounted for as liability-classified share-based awards. During the thirteen weeks and twenty-six weeks ended August 1, 2026, $0.3 million and $0.7 million of share-based compensation expense under this plan, respectively, was recognized in selling, general and administrative expenses on the Condensed Consolidated Income Statements and the related liability of $0.7 million included in accrued employment costs on the Condensed Consolidated Balance Sheets.
Under the previous executive short-term incentive plan in the prior-year period, all incentive compensation was paid solely in cash.
Awards of Restricted Stock Units

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the thirteen weeks ended August 1, 2026, the Company granted 209,800 time-based and performance-based restricted stock units with an aggregate fair value of $0.8 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan, compared to 1,253,694 time-based and performance-based restricted stock units with an aggregate fair value of $2.7 million in the same period of the prior-year.
During the twenty-six weeks ended August 1, 2026, the Company granted 1,556,847 time-based and performance-based restricted stock units with an aggregate fair value of $5.4 million to certain employees and non-employee directors under the 2020 Equity and Incentive Plan, compared to 2,757,196 time-based and performance-based restricted stock units with an aggregate fair value of $5.9 million in the same period of the prior-year.
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
The following table sets forth a summary of restricted stock unit activity for the twenty-six weeks ended August 1, 2026 (units in thousands):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value (per unit)	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Nonvested units outstanding at January 31, 2026	2,383	$2.28	215	$5.26
Granted	970	3.45	587	3.44
Vested	(806)	2.53	(173)	4.82
Forfeited	(143)	2.57	(19)	6.69
Nonvested units outstanding at August 1, 2026	2,404	$2.65	610	$3.58
As of August 1, 2026, there was $7.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years, subject to meeting performance conditions.

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
As of August 1, 2026, there was $30.0 million remaining available to repurchase shares of the Company's common stock under the 2024 Share Repurchase Program.
As of August 1, 2026, the Company held as treasury shares 15,834,579 shares of its common stock at an average price of $9.90 per share, excluding commissions, for an aggregate carrying amount of $156.8 million. The Company’s treasury shares may be issued under the 2010 Equity and Incentive Plan (with respect to outstanding awards under that plan), under the 2020 Equity and Incentive Plan, or for other corporate purposes.

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

The Company incurred the following charges during the thirteen weeks ended August 1, 2026 (in thousands):

	Reportable Segment
	Direct	Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$—	$46	$46
Total (1)	$—	$—	$46	$46

(1) Recorded within selling, general, and administrative ("SG&A") expenses

The Company incurred the following charges during the twenty-six weeks ended August 1, 2026 (in thousands):

	Reportable Segment
	Direct	Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$334	$117	$712	$1,163
Total (1)	$334	$117	$712	$1,163

(1) Recorded within selling, general, and administrative ("SG&A") expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges Activity
Liability as of January 31, 2026	$744
Fiscal 2027 charges	1,163
Cash payments	(1,866)
Liability as of August 1, 2026 (1)	$41

(1) Remaining liability is recorded within accrued employment costs

The Company incurred the following charges during the thirteen weeks ended August 2, 2025 (in thousands):

	Reportable Segment
	Direct	Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$—	$—	$3,018	$3,018
Total (1)	$—	$—	$3,018	$3,018

(1) Recorded within selling, general, and administrative ("SG&A") expenses

The Company incurred the following charges during the twenty-six weeks ended August 2, 2025 (in thousands):

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Reportable Segment
	Direct	Indirect	Unallocated Corporate Expenses	Total Expense
Severance charges	$15	$—	$3,293	$3,308
Total (1)	$15	$—	$3,293	$3,308

(1) Recorded within selling, general, and administrative ("SG&A") expenses

A summary of charges and related liabilities associated with the cost savings initiatives and severance charges are as follows (in thousands):

Severance Charges Activity
Liability as of February 1, 2025	$2,525
Fiscal 2026 charges	3,308
Cash payments	(3,803)
Liability as of August 2, 2025(1)	$2,030

(1) Remaining liability is recorded within accrued employment costs

12.Segment Reporting
The Company has two operating segments, which are also its reportable segments: Direct and Indirect. During the thirteen weeks ended May 3, 2025, the Company completed the sale of its wholly owned subsidiary, Creative Genius, also referred to as Pura Vida which was the Company's third reporting segment. Refer to Note 13 for additional information. These operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing the performance of the segments. The Company's CODM is our Chairman and Chief Executive Officer.
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

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The accounting policies of the segments are the same as those described in Note 2. The Company does not report depreciation or amortization expense, total assets, or capital expenditures by segment as such information is neither used by management nor accounted for at the segment level.
Net revenues, cost of sales, other segment expenses, and operating income information for the Company’s reportable segments, as well as a reconciliation to loss from continuing operations before income taxes during the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively, consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Segment net revenues:
Direct	$65,377	$60,514	$110,230	$103,597
Indirect	6,272	10,344	17,121	18,913
Total	$71,649	$70,858	$127,351	$122,510
Segment cost of sales:
Direct	$26,618	$29,352	$47,890	$53,229
Indirect	2,217	6,009	7,816	11,017
Total	$28,835	$35,361	$55,706	$64,246
Other segment expenses, net (1)
Direct	$22,077	$21,827	$42,551	$46,569
Indirect	1,077	2,145	2,318	3,726
Total	$23,154	$23,972	$44,869	$50,295
Segment operating income:
Direct	$16,682	$9,335	$19,789	$3,799
Indirect	2,978	2,190	6,987	4,170
Total	$19,660	$11,525	$26,776	$7,969
Reconciliation:
Segment operating income:	$19,660	$11,525	$26,776	$7,969
Unallocated corporate expenses	$(15,480)	$(16,117)	$(27,244)	$(30,418)
Interest (expense) income	227	(134)	162	(130)
Income (loss) from continuing operations before income taxes	$4,407	$(4,726)	$(306)	$(22,579)
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
At closing, the Company received cash proceeds of $0.9 million, in addition, the Company is entitled to receive contingent consideration with an estimated fair value of $2.5 million, based on the present value of expected future payments. The remaining contingent consideration receivable was $1.8 million as of August 1, 2026. The contingent consideration is calculated as 5% of total sales generated by the divested business, as operated by the buyer, net of customary shipping costs, during the earn-out period specified in the agreement. The earn-out period and related terms are consistent with customary provisions for transactions of this nature. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow analysis based on internal projections of the

Vera Bradley, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
buyer’s expected future sales. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs.
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
Results of discontinued operations were as follows for the twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net revenues	$—	$—	$—	$5,553
Cost of sales	—	—	—	2,167
Gross profit	—	—	—	3,386
Selling, general, and administrative expenses	—	—	—	3,244
Other expense, net (1)	—	37	—	(15,305)
Operating income (loss) from discontinued operations	—	37	—	(15,163)
Interest income, net	—	—	—	—
Income (loss) from discontinued operations before income taxes	—	37	—	(15,163)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	—	37	—	(15,163)
(1) Includes $15.2 million loss on sale of discontinued operations recorded during the twenty-six weeks ended August 2, 2025.
The Company provided certain transition services to support the divested business in accordance with the Interest Purchase Agreement.

The following table presents cash flows from operating and investing activities for discontinued operations for the twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Cash used in operating activities - discontinued operations	$—	$(2,115)
Cash provided by investing activities - discontinued operations	—	2

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, and our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. The results of operations for the thirteen and twenty-six weeks ended August 1, 2026, are not necessarily indicative of the results to be expected for the full fiscal year.
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
Management Transition
In June 2025, the Company announced the departure of its former Chief Executive Officer (“CEO”), Jacqueline Ardrey. In March 2026, Board member Ian Bickley was appointed permanent Chairman and Chief Executive Officer after serving as our Interim CEO since July 2025. Martin Layding was named Chief Financial Officer in June 2025 and was promoted to also serve as the Chief Operating Officer in March 2026.
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

Results of Operations
The following tables summarize key components of our condensed consolidated results of operations for the periods indicated, both in dollars and as a percentage of our net revenues ($ in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Statement of Operations Data:
Net revenues	$71,649	$70,858	$127,351	$122,510
Cost of sales	28,835	35,361	55,706	64,246
Gross profit	42,814	35,497	71,645	58,264
Selling, general, and administrative expenses	38,747	40,442	72,875	81,246
Other income, net	113	353	762	533
Operating income (loss) from continuing operations	4,180	(4,592)	(468)	(22,449)
Interest income (expense), net	227	(134)	162	(130)
Income (loss) from continuing operations before income taxes	4,407	(4,726)	(306)	(22,579)
Income tax (benefit) expense	(93)	(17)	19	390
Net income (loss) from continuing operations	$4,500	$(4,709)	$(325)	$(22,969)
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.2%	49.9%	43.7%	52.4%
Gross profit	59.8%	50.1%	56.3%	47.6%
Selling, general, and administrative expenses	54.1%	57.1%	57.2%	66.3%
Other income, net	0.2%	0.5%	0.6%	0.4%
Operating income (loss) from continuing operations	5.8%	(6.5)%	(0.3)%	(18.3)%
Interest income (expense), net	0.3%	(0.2)%	0.1%	(0.1)%
Income (loss) from continuing operations before income taxes	6.2%	(6.7)%	(0.2)%	(18.4)%
Income tax (benefit) expense	(0.1)%	—%	—%	0.3%
Net income (loss) from continuing operations	6.3%	(6.7)%	(0.2)%	(18.7)%

The following tables present net revenues and operating income (loss) by operating segment, both in dollars and as a percentage of associated net revenues, and store data for the periods indicated ($ in thousands, except as otherwise indicated):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net Revenues by Segment:
Direct	$65,377	$60,514	$110,230	$103,597
Indirect	6,272	10,344	17,121	18,913
Total	$71,649	$70,858	$127,351	$122,510
Percentage of Net Revenues by Segment:
Direct	91.2%	85.4%	86.6%	84.6%
Indirect	8.8%	14.6%	13.4%	15.4%
Total	100.0%	100.0%	100.0%	100.0%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating Income (Loss) by Segment:
Direct	$16,682	$9,335	$19,789	$3,799
Indirect	2,978	2,190	6,987	4,170
Less: Corporate unallocated	(15,480)	(16,117)	(27,244)	(30,418)
Total	$4,180	$(4,592)	$(468)	$(22,449)
Operating Income (Loss) as a Percentage of Net Revenues by Segment:
Direct	25.5%	15.4%	18.0%	3.7%
Indirect	47.5%	21.2%	40.8%	22.0%
Vera Bradley Store Data (1):
Total stores opened during period	—	—	—	2
Total stores closed during period	—	(8)	(3)	(10)
Total stores open at end of period	112	118	112	118
Total gross square footage at end of period	354,709	365,512	354,709	365,512
Average net revenues per gross square foot (2)	$101	$98	$166	$158
Comparable sales (including e-commerce) increase (decrease) (3)	9.2%	(17.3)%	10.9%	(20.5)%

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

Thirteen Weeks Ended August 1, 2026, Compared to Thirteen Weeks Ended August 2, 2025
Net Revenues
For the thirteen weeks ended August 1, 2026, net revenues increased $0.8 million, or 1.1%, to $71.6 million, from $70.9 million in the comparable prior-year period.

Direct. For the thirteen weeks ended August 1, 2026, net revenues in the Direct segment increased $4.9 million, or 8.0%, to $65.4 million, from $60.5 million in the comparable prior-year period. Vera Bradley comparable sales increased 9.2%, which includes a 4.1% increase in comparable store sales as well as an increase in e-commerce sales of 16.2%.
Indirect. For the thirteen weeks ended August 1, 2026, net revenues in the Indirect segment decreased $4.1 million, or 39.4%, to $6.3 million, from $10.3 million in the comparable prior-year period. The decrease was primarily due to strategic shift and timing related to our marketplace strategy.
Gross Profit
For the thirteen weeks ended August 1, 2026, gross profit increased $7.3 million, or 20.6%, to $42.8 million, from $35.5 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 59.8% for the thirteen weeks ended August 1, 2026, from 50.1% in the comparable prior-year period. The year-over-year margin rate improvement was primarily driven by tariff refunds of $7.7 million partially offset by margin pressure to sell through Project Restoration product.
Selling, General, and Administrative Expenses
For the thirteen weeks ended August 1, 2026, SG&A expenses decreased $1.7 million, or 4.2%, to $38.7 million, from $40.4 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 54.1% for the thirteen weeks ended August 1, 2026, from 57.1% in the comparable prior-year period. For the thirteen weeks ended August 1, 2026, consolidated SG&A expenses decreased primarily due to a $4.0 million reduction in advertising costs driven by cost optimization efforts, including the reduction and phasing of advertising spend. This decrease was partially offset by $1.1 million in higher employee-related costs, primarily reflecting increased variable compensation, net of lower severance costs, as well as $0.7 million in higher professional fees and $0.5 million in other expenses.
Other Income, Net
For the thirteen weeks ended August 1, 2026, net other income decreased $0.3 million to $0.1 million, from $0.4 million in the comparable prior-year period. The decrease in net other income was primarily due to prior-year income from the TSA resulting from the sale of Creative Genius.
Operating Income (Loss) from Continuing Operations
For the thirteen weeks ended August 1, 2026, operating income from continuing operations increased $8.8 million, or 191.0%, to $4.2 million, from a loss of $(4.6) million in the comparable prior-year period. As a percentage of net revenues, operating income (loss) from continuing operations was 5.8% and (6.5)% for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. Operating income from continuing operations increased due to the factors described above.
Direct. For the thirteen weeks ended August 1, 2026, operating income in the Direct segment increased $7.3 million, or 78.7%, to $16.7 million, from $9.3 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 25.5% and 15.4% for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to the tariff refund discussed earlier, as well as improved SG&A expense leverage.
Indirect. For the thirteen weeks ended August 1, 2026, operating income in the Indirect segment increased $0.8 million, or 36.0%, to $3.0 million from $2.2 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 47.5% and 21.2% for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. The increase in operating income as a percentage of Indirect segment net revenues was primarily due to the tariff refund previously discussed, which partially offset the impact of the sales decline, as well as lower overall SG&A expenses in the segment.
Unallocated. For the thirteen weeks ended August 1, 2026, unallocated expenses decreased $0.6 million, or 4.0%, to $15.5 million from $16.1 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a $1.9 million reduction in advertising costs driven by cost optimization efforts, including the reduction and phasing of advertising spend throughout the year. This decrease was partially offset by $0.4 million in higher employee-related costs, primarily reflecting increased variable compensation, net of lower severance costs, and $0.9 million in other expenses, net of other income.
Interest Expense, Net
For the thirteen weeks ended August 1, 2026, interest income increased $0.3 million, to $0.2 million from $(0.1) million in the comparable prior-year period.

Income Tax Expense
The effective tax rate for the thirteen weeks ended August 1, 2026, was (2.1)%, compared to 0.4% for the thirteen weeks ended August 2, 2025. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net Income (Loss) from Continuing Operations
For the thirteen weeks ended August 1, 2026, net income (loss) from continuing operations was $4.5 million, a $9.2 million increase from $(4.7) million in the comparable prior-year period due to the factors described above.

Twenty-Six Weeks Ended August 1, 2026, Compared to Twenty-Six Weeks Ended August 2, 2025
Net Revenues
For the twenty-six weeks ended August 1, 2026, net revenues increased $4.8 million, or 4.0%, to $127.4 million, from $122.5 million in the comparable prior-year period.
Direct. For the twenty-six weeks ended August 1, 2026, net revenues in the Direct segment increased $6.6 million, or 6.4%, to $110.2 million, from $103.6 million in the comparable prior-year period. Vera Bradley comparable sales increased 10.9%, which includes a 6.9% increase in comparable store sales as well as an increase in e-commerce sales of 15.9%. In addition, non-comparable revenue decreased $4.1 million, primarily attributable to not hosting the Vera Bradley annual outlet sale in the current year period. The increase in net revenues was primarily driven by strong e-commerce performance, including favorable customer response to our IP collections featuring Disney characters, Peanuts, and other licensed collections.
Indirect. For the twenty-six weeks ended August 1, 2026, net revenues in the Indirect segment decreased $1.8 million, or 9.5%, to $17.1 million, from $18.9 million in the comparable prior-year period. The decrease was primarily due to strategic shift and timing related to our marketplace strategy.
Gross Profit
For the twenty-six weeks ended August 1, 2026, gross profit increased $13.4 million, or 23.0%, to $71.6 million, from $58.3 million in the comparable prior-year period. As a percentage of net revenues, gross profit increased to 56.3% for the twenty-six weeks ended August 1, 2026, from 47.6% in the comparable prior-year period. The year-over-year margin rate improvement was driven by $7.7 million of favorable tariff impact, favorable sales mix and lower freight and duty costs in the current year period, as well as reduction in costs related to inventory write-offs associated with the sale of Pura Vida, purchase order cancellation fees, and professional fees from the prior-year period.
Selling, General, and Administrative Expenses
For the twenty-six weeks ended August 1, 2026, SG&A expenses decreased $8.4 million, or 10.3%, to $72.9 million, from $81.2 million in the comparable prior-year period. As a percentage of net revenues, SG&A expenses decreased to 57.2% for the twenty-six weeks ended August 1, 2026, from 66.3% in the comparable prior-year period. For the twenty-six weeks ended August 1, 2026, consolidated SG&A expenses decreased primarily due to a $6.8 million reduction in advertising costs driven by cost optimization efforts, including the reduction and phasing of advertising spend throughout the year, a $1.0 million impairment charge in the prior-year, and $0.8 million in lower other expenses, partially offset by $0.2 million in higher employee-related costs.
Other Income, Net
For the twenty-six weeks ended August 1, 2026, other income, net increased $0.3 million to $0.8 million, from $0.5 million in the comparable prior-year period. The increase in net other income was primarily due to an insurance settlement in the current year.
Operating Loss from Continuing Operations
For the twenty-six weeks ended August 1, 2026, operating loss from continuing operations decreased $22.0 million, or 97.9%, to $(0.5) million, from $(22.4) million in the comparable prior-year period. As a percentage of net revenues, operating loss from continuing operations was (0.3)% and (18.3)% for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. Operating loss from continuing operations decreased due to the factors described above.
Direct. For the twenty-six weeks ended August 1, 2026, operating income in the Direct segment increased $16.0 million, or 420.9%, to $19.8 million, from $3.8 million in the comparable prior-year period. As a percentage of Direct segment net revenues, operating income in the Direct segment was 18.0% and 3.7% for the twenty-six weeks ended August 1, 2026 and

August 2, 2025, respectively. The increase in operating income as a percentage of Direct segment net revenues was primarily due to the tariff refund discussed earlier, as well as improved SG&A expense leverage.
Indirect. For the twenty-six weeks ended August 1, 2026, operating income in the Indirect segment increased $2.8 million, or 67.6%, to $7.0 million from $4.2 million in the comparable prior-year period. As a percentage of Indirect segment net revenues, operating income in the Indirect segment was 40.8% and 22.0% for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. The increase in operating income as a percentage of Indirect segment net revenues was due to the tariff refund previously discussed, which partially offset the impact of the sales decline, as well as lower overall SG&A expenses in the segment.
Unallocated. For the twenty-six weeks ended August 1, 2026, unallocated expenses decreased $3.2 million, or 10.4%, to $27.2 million from $30.4 million in the comparable prior-year period. The decrease in unallocated expenses was primarily due to a $2.8 million reduction in advertising costs driven by cost optimization efforts, including the reduction and phasing of advertising spend throughout the year, and $0.5 million in lower other expenses, net of other income, partially offset by $0.1 million in higher employee-related costs.
Interest Expense, Net
For the twenty-six weeks ended August 1, 2026, interest income increased $0.3 million, to $0.2 million from $(0.1) million in the comparable prior-year period.
Income Tax Expense
The effective tax rate for the twenty-six weeks ended August 1, 2026, was (6.2)%, compared to (1.7)% for the twenty-six weeks ended August 2, 2025. See Note 7 "Income Taxes" of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company's interim provision for income taxes.
Net Loss from Continuing Operations
For the twenty-six weeks ended August 1, 2026, there was a net loss from continuing operations of $(0.3) million, a $22.6 million decrease, from $(23.0) million in the comparable prior-year period due to the factors described above.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand and cash equivalents, as well as cash flow from operations. We also have access to additional liquidity, if needed, through borrowings under our $75.0 million asset-based revolving credit agreement (the “Credit Agreement”). Availability under the Credit Agreement is driven by a borrowing base comprised primarily of eligible accounts receivable and inventory, each subject to advance rates, eligibility criteria, and applicable reserves. As a result, borrowing capacity may fluctuate based on the level and quality of receivables and the composition and valuation of inventory. There was no debt outstanding under the Credit Agreement as of August 1, 2026. The Company also owns two real estate properties that are unencumbered, which provide additional financial flexibility and may serve as a potential source of liquidity or collateral if needed. Historically, our primary cash needs have been for merchandise inventories; payroll; store rent; capital expenditures associated with operational equipment, buildings, information technology, and opening new stores; and share repurchases. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable, and other current liabilities.

We believe that cash on hand and cash equivalents, cash flows from operating activities, and the availability of borrowings under our Credit Agreement or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, for the foreseeable future.

Cash Flow Analysis
A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Net cash provided by (used in) operating activities	$17,721	$(23,298)
Net cash (used in) investing activities	(1,038)	(1,576)
Net cash (used in) provided by financing activities	(930)	9,800
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation, amortization, impairment charges, deferred taxes, stock-based compensation and the loss on sale of business; and the effect of changes in assets and liabilities.
Net cash provided by (used in) operating activities for the twenty-six weeks ended August 1, 2026 was $17.7 million, compared to $(23.3) million for the twenty-six weeks ended August 2, 2025. The increase in cash provided by operating activities was primarily attributable to a net loss of $(0.3) million, a $22.6 million improvement in net loss compared to the prior-year period, excluding the $15.2 million loss on the sale of a business recognized in the prior-year period. Operating cash flows also benefited from continued inventory management initiatives, which resulted in a $6.7 million source of cash from inventories during the current year period compared to a $4.9 million use of cash in the prior-year period and cash collected in payment of accounts receivable which resulted in a $4.3 million source of cash during the current year period compared to a $4.0 million use of cash in the prior-year period. These favorable impacts were partially offset by changes in cash paid for accounts payable which resulted in a $1.7 million use of cash during the current year period compared to a $2.8 million use of cash in the prior-year period.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments and capital expenditures related to new store openings, buildings, operational equipment, and information technology investments.
Net cash used in investing activities was $1.0 million for the twenty-six weeks ended August 1, 2026, compared to $1.6 million for the twenty-six weeks ended August 2, 2025. The decrease in cash used in investing activities was primarily attributable to a decrease in property, plant, and equipment spending of $1.6 million in the current year period, partially offset by $1.0 million proceeds from the sale of Pura Vida recognized in the prior-year period.
Net Cash Provided by Financing Activities
Net cash used in financing activities was $0.9 million for the twenty-six weeks ended August 1, 2026, compared to net cash provided by financing activities of $9.8 million for the twenty-six weeks ended August 2, 2025. The decrease in cash (used in) provided by financing activities was primarily attributable to a $10 million ABL draw in the prior-year.

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
As of August 1, 2026 and January 31, 2026, the Company had no borrowings outstanding and availability of $54.3 million and $58.6 million, respectively, under the Credit Agreement, subject to the borrowing base provisions of the facility.
For further information regarding the Credit Agreement, please see Note 6 of the Notes to Condensed Consolidated Financial Statements herein.
Material Cash Requirements
As of August 1, 2026, there were no material changes outside the ordinary course of business to material cash requirements, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
Certain accounting policies and estimates of the Company are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026. There were no significant changes to any of the critical accounting policies and estimates described in the Annual Report as of August 1, 2026.
Recently Issued Accounting Pronouncements
Refer to Note 1 “Description of the Company and Basis of Presentation” within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 1, 2026, there was no material change in the market risks described in “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

ITEM 4.    CONTROLS AND PROCEDURES
At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Operating & Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Operating & Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2026.
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
As of August 1, 2026, there were no purchases made under the 2024 Share Repurchase Program.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the thirteen weeks ended August 1, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Vera Bradley, Inc. (Registrant)

Date: September 15, 2026	/s/ Martin Layding
Martin Layding
Chief Operating & Financial Officer